Form 10-Q
period 1995-09-30
SBM CERTIFICATE CO
filed 1995-11-15
CIK 870398

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the period ended: September 30, 1995


                        Commission file number: 811-6328
                                   -----------
                             SBM CERTIFICATE COMPANY
             (Exact name of registrant as specified in its charter)

        MINNESOTA                                         41-1671595
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

   C/O ARM FINANCIAL GROUP, INC.
  239 S. FIFTH STREET, 12TH FLOOR
      LOUISVILLE, KENTUCKY                                     40202
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (502) 582-7900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [_] No


     As of September 30, 1995, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

     The registrant  meets the conditions set forth in General  Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


                               Page 1 of 13 pages

                                TABLE OF CONTENTS

Item                                                                       Page

                          PART I. FINANCIAL INFORMATION


1. Financial Statements (Unaudited)
     Condensed Balance Sheets--September 30, 1995 and
       December 31, 1994.....................................................3
     Condensed Statements of Income--Nine and Three
       Months Ended September 30, 1995 and 1994..............................5
     Condensed Statements of Cash Flows--Nine
       Months Ended September 30, 1995 and 1994..............................6
     Notes to Condensed Financial Statements.................................7
2.  Management's Analysis of Results of Operations..........................10


                           PART II. OTHER INFORMATION

1. Legal Proceedings........................................................12
6. Exhibits and Reports on Form 8-K.........................................12

   Signatures...............................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                             SBM CERTIFICATE COMPANY
                            CONDENSED BALANCE SHEETS


                                                                                 SEPTEMBER 30,       |       DECEMBER 31,
                                                                                     1995            |           1994
-------------------------------------------------------------------------------------------------    |    ------------------
                                                                                  (Unaudited)        |
ASSETS                                                                                               |
Qualified assets:                                                                                    |
  Cash and investments:                                                                              |
   Investments in securities of unaffiliated issuers:                                                |
    Fixed maturities available-for-sale                                          $   48,209,384      |     $    37,141,729
    Fixed maturities held-to-maturity                                                        --      |          13,944,234
    Equity securities                                                                   778,598      |             683,089
   Mortgage loans on real estate                                                      3,856,959      |           4,271,255
   Certificate loans                                                                    280,244      |             338,879
   Other invested assets                                                                648,353      |           1,110,921
   Cash and cash equivalents                                                            260,207      |           1,530,899
                                                                              -------------------    |    -----------------
  Total cash and investments                                                         54,033,745      |          59,021,006
                                                                                                     |
  Receivables:                                                                                       |
    Dividends and interest                                                              509,902      |             432,469
    Investment securities sold                                                          182,716      |                  --
                                                                              -------------------    |    -----------------
  Total receivables                                                                     692,618      |             432,469
                                                                              -------------------    |    -----------------
Total qualified assets                                                               54,726,363      |          59,453,475
                                                                                                     |
Investments in securities of unaffiliated issuers -- fixed                                           |
 maturities available-for-sale                                                        3,102,300      |                  --
Deferred acquisition costs                                                               84,645      |             309,587
Goodwill                                                                                145,175      |                  --
Deferred federal income taxes                                                                --      |             845,629
Other assets                                                                            112,979      |                 239
                                                                              -------------------    |    -----------------
                                                                                                     |
Total assets                                                                     $   58,171,462      |      $   60,608,930
                                                                              ===================    |    =================

                             SBM CERTIFICATE COMPANY
                      CONDENSED BALANCE SHEETS (CONTINUED)



                                                                                  SEPTEMBER 30,      |       DECEMBER 31,
                                                                                       1995          |           1994
--------------------------------------------------------------------------------------------------   |   ----------------
                                                                                     (Unaudited)     |
LIABILITIES AND SHAREHOLDER'S EQUITY                                                                 |
Liabilities:                                                                                         |
 Certificate reserves:                                                                               |
  Fully-paid certificates                                                        $   52,306,115      |   $   59,375,137
  Installment certificates                                                            1,127,870      |          979,878
                                                                               -------------------   |  -----------------
 Total certificate reserves                                                          53,433,985      |       60,355,015
 Deferred federal income taxes                                                           55,818      |               --
 Accounts payable and other liabilities                                                  87,635      |           66,992
                                                                               -------------------   |   -----------------
Total liabilities                                                                    53,577,438      |       60,422,007
                                                                                                     |
Shareholder's equity:                                                                                |
 Common stock                                                                           250,000      |          250,000
 Additional paid-in capital                                                           3,050,000      |        3,740,006
 Net unrealized investment gains (losses)                                               532,650      |       (4,242,659)
 Retained earnings                                                                      761,374      |          439,576
                                                                               -------------------   |   -----------------
Total shareholder's equity                                                            4,594,024      |          186,923
                                                                               -------------------   |   -----------------
                                                                                                     |
Total liabilities and shareholder's equity                                       $   58,171,462      |   $   60,608,930
                                                                               ===================   |   ==================




See accompanying notes.

                             SBM CERTIFICATE COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)




                                                                NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                              1995             1994               1995           1994
------------------------------------------------------------------------------------------  --------------------------------

Investment income:
  Interest income from securities                          $  3,197,028       $  3,438,697      $  1,103,909    $  1,160,759
  Interest income from mortgage loans                           292,504            328,465            99,757         108,503
  Other investment income                                       199,352            224,291            63,060          66,901
                                                        ----------------------------------  --------------------------------
Total investment income                                       3,688,884          3,991,453         1,266,726       1,336,163

Investment expenses:
  Management and investment advisory fees                       333,495            387,515            65,715         127,130
  Amortization of deferred acquisition costs and
   renewal commissions                                          245,399            386,665            42,845         129,114
  Amortization of goodwill                                       21,448                 --            16,086              --
  Other expenses                                                116,877            131,146            47,111          37,644
                                                        ----------------------------------  --------------------------------
Total investment expenses                                       717,219            905,326           171,757         293,888

Provision for certificate reserves                            2,215,583          2,757,951           734,220         885,193
                                                        ----------------------------------  --------------------------------
Net investment income before federal income taxes               756,082            328,176           360,749         157,082

Federal income tax expense                                     (141,324)           (93,000)          (47,324)        (47,000)
                                                        ----------------------------------  --------------------------------
Net investment income                                           614,758            235,176           313,425         110,082

Realized investment gains                                       194,177             29,788           463,722           2,106
Federal income tax expense on realized
  investment gains                                              (71,102)           (10,000)         (177,862)         (1,000)
                                                        ----------------------------------  --------------------------------
Net realized investment gains                                   123,075             19,788           285,860           1,106
                                                        ----------------------------------  --------------------------------

Net income                                                  $   737,833       $    254,964      $    599,285     $   111,188
                                                        ==================================  ================================



See accompanying notes.

                                       SBM CERTIFICATE COMPANY
                            CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994




                                                                                       1995                 1994
---------------------------------------------------------------------------------------------------  ------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                         $   2,932,974      $    3,095,262

CASH  FLOWS  PROVIDED  BY  (USED  IN)  INVESTING   ACTIVITIES:
Fixed  maturity investments:
    Purchases                                                                         (29,436,747)         (5,103,290)
    Maturities and redemptions                                                          1,799,645           9,623,701
    Sales                                                                              30,677,072                  --
Maturities and redemptions -- mortgage loans                                              414,296             113,892
Additions to other invested assets, net                                                   (81,200)                 --
Proceeds from sale of other invested assets                                                    --             208,483
Repayments of certificate loans, net                                                       58,635              20,924
                                                                                -------------------  ------------------
Cash flows provided by investing activities                                             3,431,701           4,863,710

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                                       (11,326,133)         (8,796,471)
Amounts received from face-amount certificate holders                                   2,190,766           2,990,227
Capital contribution from SBM Life                                                      1,500,000                  --
                                                                                -------------------  ------------------
Cash flows used in financing activities                                                (7,635,367)         (5,806,244)
                                                                                -------------------  ------------------
Net change in cash and cash equivalents                                                (1,270,692)          2,152,728

Cash and cash equivalents at beginning of period                                        1,530,899           2,128,330
                                                                                -------------------  ------------------

Cash and cash equivalents at end of period                                          $     260,207      $    4,281,058
                                                                                ===================  ==================



See accompanying notes.

                             SBM CERTIFICATE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1995



1.   ORGANIZATION AND BASIS OF PRESENTATION

     SBM Certificate Company (the "Company"), was incorporated in 1990 for the purpose of acquiring the face-amount certificate business of SBM Company ("SBM"). Pursuant to the terms of an agreement of assignment and assumption, effective January 1, 1991, SBM transferred the assets constituting its face-amount certificate business segment to the Company and the Company assumed all of SBM's liabilities related to the face-amount certificate business. Effective December 31, 1993, SBM transferred all of the Company's shares of common stock to its wholly owned subsidiary, State Bond and Mortgage Life Insurance Company ("SBM Life"), and the Company became a wholly owned subsidiary of SBM Life.

     On June 14, 1995, ARM Financial Group, Inc. ("ARM"), completed the acquisition of substantially all of the assets and business operations of SBM, including all of the issued and outstanding common stock of SBM's subsidiaries, SBM Life and SBM Financial Services, Inc. ("SBM Financial Services"), and SBM's management contracts with the State Bond group of mutual funds (the "Acquisition"). By virtue of the Acquisition, ARM acquired control of the Company, a wholly owned subsidiary of SBM Life. Concurrent with the Acquisition, ARM acquired all outstanding shares of the authorized common stock of the Company from SBM Life for a purchase price of $3.3 million.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed statements of income and the condensed statement of cash flows for the nine months ended September 30, 1995 represent the historical results of the Company for the period prior to May 31, 1995 (the effective date of the Acquisition), combined with the results of the Company subsequent to the Acquisition. The operating results subsequent to the Acquisition include the effect of new accounting values assigned to invested assets and intangibles. Combined operating results for the nine month and three month periods ended September 30, 1995 are not necessarily indicative of those to be expected for the full year.

     For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

     Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholder's equity.

2.   ACQUISITION OF THE COMPANY

     The Acquisition has been accounted for using the purchase method of accounting. Under purchase accounting, the purchase price is allocated to assets and liabilities acquired based on their respective fair values. These allocations may be adjusted upon final determination of such values.

     The following combining condensed statements of income and cash flows present results for the five months ended May 31, 1995, prior to the Acquisition, and the four months ended September 30, 1995, following the Acquisition. The combined amounts agree to the accompanying statements of income and cash flows for the nine months ended September 30, 1995.


                                                                                       FOUR MONTHS
                                                               FIVE MONTHS    |           ENDED
                                                              ENDED MAY 31,   |        SEPTEMBER 30,
                                                                   1995       |            1995                COMBINED
                                                         ---------------------|-----------------------------------------------
                                                                              |
                                                                              |
                                                                              |
Total investment income                                     $   2,013,780     |     $  1,675,104        $  3,688,884
                                                                              |
Total investment expenses                                         511,343     |          205,876             717,219
                                                                              |
Provision for certificate reserves                              1,224,738     |          990,845           2,215,583
                                                         ---------------------|----------------------------------------------
Net investment income before federal income taxes                 277,699     |          478,383             756,082
                                                                              |
Federal income tax expense                                        (94,000)    |          (47,324)           (141,324)
                                                         ---------------------|-----------------------------------------------
Net investment income                                             183,699     |          431,059             614,758
                                                                              |
Realized investment gains (losses)                               (314,000)    |          508,177             194,177
                                                                              |
Federal income tax benefit (expense) on realized                              |
 investment gains and losses                                      106,760     |         (177,862)            (71,102)
                                                         ---------------------|---------------------------------------------
Net income                                                  $     (23,541)    |     $    761,374        $    737,833
                                                         =====================|===============================================

                                                                                        FOUR MONTHS
                                                                  FIVE MONTHS   |           ENDED
                                                                 ENDED MAY 31,  |        SEPTEMBER 30,
                                                                     1995       |            1995             COMBINED
                                                            --------------------|------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                   $   1,462,487     |    $    1,470,487      $    2,932,974
                                                                                |
CASH FLOWS PROVIDED BY (USED IN)INVESTING ACTIVITIES:                           |
Fixed  maturity investments:                                                    |
  Purchases                                                         (21,615)    |       (29,415,132)        (29,436,747)
  Maturities and redemptions                                        903,084     |           896,561           1,799,645
  Sales                                                           5,090,653     |        25,586,419          30,677,072
Maturities and redemptions-- mortgage loans                         392,947     |            21,349             414,296
Additions to other invested assets, net                             (81,200)    |                --             (81,200)
Repayments of certificate loans, net                                 66,731     |            (8,096)             58,635
                                                           ---------------------|------------------------------------------
Cash flows provided by (used in) investing activities             6,350,600     |        (2,918,899)          3,431,701
                                                                                |
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:                          |
Amounts paid to face-amount certificate holders                  (7,066,042)    |        (4,260,091)        (11,326,133)
Amounts received from face-amount certificate holders             1,926,095     |           264,671           2,190,766
Capital contribution from SBM Life                                1,500,000     |                --           1,500,000
                                                            --------------------|------------------------------------------
Cash flows used in financing activities                          (3,639,947)    |        (3,995,420)         (7,635,367)
                                                            --------------------|------------------------------------------
Net change in cash and cash equivalents                           4,173,140     |        (5,443,832)         (1,270,692)
                                                                                |
Cash and cash equivalents at beginning of period                  1,530,899     |         5,704,039           1,530,899
                                                            --------------------|---------------------------------------------
                                                                                |
Cash and cash equivalents at end of period                   $    5,704,039     |     $     260,207      $      260,207
                                                            ====================|=============================================



     Since the Acquisition, ARM has provided certain administrative and other services to the Company. These services include customer services; accounting, tax and auditing; marketing and product development; functional support services; personnel functions; administrative support services; and investment functions. Prior to the Acquisition, these services were provided by SBM.

3.   SHAREHOLDER'S EQUITY AND REGULATORY CAPITAL

     The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the Investment Company Act of 1940 (the "1940 Act"), the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($53.7 million as of September 30, 1995). The Company had qualified assets of $54.1 million at September 30, 1995 (before $587,868 of unrealized pretax gains on fixed maturity and equity securities classified as qualified investments). Second, the Minnesota Department of Commerce ("MDC") has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets at a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 7.1% at September 30, 1995. In November 1994, based on the decline in the value of the Company's investment portfolio, resulting from increasing interest rates in 1994 and the Company's decreasing liquidity resulting from reduced principal payments on the Company's collateralized mortgage obligations ("CMOs") portfolio, the MDC recommended that the Company increase its capital level. The MDC's concern was influenced by the Company's capital ratio, calculated including the effects of unrealized investment losses. Therefore, on March 29, 1995, SBM Life, the former parent company of the Company, made a $1.5 million capital contribution to the Company. As of September 30, 1995, the Company was in compliance with the MDC's recommended capital ratio level.


ITEM 2. MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 Compared with Nine Months Ended September 30, 1994

     The Company's results of operations are derived from the margin between earnings on investments and amounts paid or credited on its fixed-rate certificate deposits ("investment spread").

     Net investment income for the nine months ended September 30, 1995 was $614,758 compared to $235,176 for the same period in 1994. The increase in net investment income is primarily due to a higher investment spread and lower investment expenses (principally as a result of lower amortization of deferred charges and lower management fees since the Acquisition). The annualized yield on average cash and investments for the nine months ended September 30, 1995 and 1994 was 8.08% and 7.65%, respectively. The average annualized rate of interest credited to certificate holders for the nine months ended September 30, 1995 and 1994 was 5.22% and 5.59%, respectively.

     As a result of the increasing interest rate environment during 1994, the Company increased the interest rates offered on new certificates issued throughout 1994 and January of 1995. As market interest rates have decreased in 1995, the Company reduced interest rates offered on new certificates in May and August of 1995. The Company monitors new rates against competitive products, mainly bank certificates of deposit. Further interest credited rate adjustments (up or down) on new certificates will be made as the Company deems necessary.

     Certificate reserves decreased 11.5% during the first nine months of 1995, as maturities have exceeded sales and renewals. The Company believes the decrease is mainly the result of the certificate of deposit marketplace currently being very competitive, as many financial institutions are offering special high rates to induce customers to open new accounts.

     To improve its investment spreads, the Company added U.S. Government Agency CMOs to its investment portfolio in 1993 and early 1994. The Company has been able to achieve higher yields with these securities without assuming additional credit risk as the CMOs are collateralized primarily by U.S. Government and U.S. Government agencies. However, these securities do have additional interest rate risk in that volatility in the interest rate market will cause the fair value of these securities to fluctuate significantly. In addition, all mortgage-backed securities (including CMOs) are subject to the risk that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. Since the Acquisition in June 1995, and continuing through September 1995, an initial restructuring of the investment portfolio was performed to better match the duration of the investment portfolio and related certificate deposits, reduce total CMO holdings, and improve investment yields. CMOs represented 55% and 48% of the Company's qualified assets as of June 30, 1995 and September 30, 1995, respectively.

     Realized investment gains were $194,177 and $29,788 during the nine months ended September 30, 1995 and 1994, respectively, and $463,722 and $2,106 for the three months ended September 30, 1995 and 1994, respectively. These realized investment gains were interest-rate related and attributable to the on-going management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during rising and falling interest rate environments.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

     Exhibits

     No exhibits are filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 1995.


                             SBM CERTIFICATE COMPANY



                             By: /s/ JOHN R. MCGEENEY
                                John R. McGeeney
                                President


                             By: /s/ DON W. CUMMINGS
                                Don W. Cummings
                                Controller