Form 10-K
period 1995-12-31
SBM CERTIFICATE CO
filed 1996-03-05
CIK 870398

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  -----------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1995   Commission file number: 811-6268

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        [X]   Yes     [_]   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of February 15, 1996, 250,000 shares of the registrant's common stock were outstanding. The registrant is a wholly-owned subsidiary and its common stock is not traded on a public market.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
================================================================================
                          Exhibit Index is on page 36.
                              Page 1 of 38 pages.

                               TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                     PART I

  1.  Business.............................................................   3
  2.  Properties...........................................................   4
  3.  Legal Proceedings....................................................   5
  4.  Submission of Matters to a Vote of Security Holders..................   5


                                    PART II

  5.  Market for Registrant's Common Equity
        and Related Stockholder Matters....................................   6
  6.  Selected Financial Data..............................................   6
  7.  Management's Discussion and Analysis of
        Results of Operations and Financial Condition......................   6
  8.  Financial Statements and Supplementary Data..........................  11
  9.  Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure.............................  31


                                    PART III

  10. Directors and Executive Officers of the Registrant...................  32
  11. Executive Compensation...............................................  32
  12. Security Ownership of Certain Beneficial Owners and Management.......  32
  13. Certain Relationships and Related Transactions.......................  32


                                    PART IV

  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  33

                                     PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

       SBM Certificate Company (the "Company") was incorporated in Minnesota on June 18, 1990, to assume the face-amount certificate business of SBM Company ("SBM"). Effective December 31, 1993, SBM transferred all of the Company's shares of common stock to its wholly owned subsidiary, State Bond and Mortgage Life Insurance Company ("SBM Life"). On June 14, 1995, the Company became a wholly owned subsidiary of ARM Financial Group, Inc. ("ARM") pursuant to ARM's purchase of substantially all of the assets and business operations of SBM (the "Acquisition"). ARM is a financial services holding company based in Louisville, Kentucky, that provides retail and institutional products and services to the long-term savings and retirement market. At December 31, 1995, ARM had over $5 billion of customer deposits and funds under management.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

       The Company has one business segment.

(C) NARRATIVE DESCRIPTION OF BUSINESS

       The Company is an issuer of fixed-rate face-amount certificates registered under the Investment Company Act of 1940 (the "1940 Act"). A face-amount certificate is an obligation of the Company requiring the Company to pay a certain amount, plus a specified return, to an investor at a given maturity date, or lesser amounts if the certificate is redeemed prior to maturity. The Company is currently offering to the public one single-payment investment certificate. The Company's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities. The Company's face-amount certificates are sold primarily in Minnesota, Iowa, California, South Dakota, Wisconsin, and Illinois.

       The Company's face-amount certificates are distributed by SBM Financial Services, Inc. ("SBM Financial Services"), a wholly owned subsidiary of ARM, pursuant to an Underwriting Agreement. SBM Financial Services currently uses a network of independent agents to sell and service the business. The Company continues to investigate opportunities to expand upon its distribution channels. SBM Financial Services is registered with the Securities and Exchange Commission (the "SEC") as a broker-dealer under the provisions of the Securities Exchange Act of 1934.

       The Company's gross margin is derived primarily from the margin between earnings on investments and amounts paid or credited on its fixed-rate certificate deposits ("investment spread"). The Company's net income is determined by deducting investment expenses and federal income taxes from gross margin. The investment spread is affected by general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on the Company's earnings.

       The Company's face-amount certificate business competes in general with various types of individual savings products which offer a fixed rate of return on investors' money, especially insurance and bank products. Some of these other products are insured by governmental agencies or funds or independent third parties. The certificates offered by the Company are not guaranteed or insured by any governmental agency or fund or independent third party. The Company's business is highly competitive and the Company competes with many other companies having greater financial resources, larger sales forces, and greater access to customers. The Company's ability to offer competitive interest rates, attractive terms, and efficient service are the Company's primary basis for meeting competition. The Company has no employees. Pursuant to an Investment Services Agreement and an Administrative Services Agreement, the Company's operations are managed by ARM.

       Like many financial service companies which offer investment opportunities to the public, the Company is subject to regulation and supervision by federal and state regulators. The 1940 Act and rules issued by the SEC thereunder specify certain terms for face-amount certificates, the method for calculating reserve liabilities on outstanding certificates, the minimum amounts and types of investments to be deposited with a qualified custodian to support such reserve liabilities, and a variety of other restrictions on the operation and governance of a face-amount certificate company. Pursuant to statutory authority, the Minnesota Department of Commerce ("MDC") and the Illinois Secretary of State exercise supervisory powers over the Company's face-amount certificate business similar to those under the 1940 Act. In addition, the MDC conducts examinations of the Company on a periodic basis. The offer and sale of the Company's face-amount certificates also are subject to federal and state securities laws.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    SALES

       The Company has no foreign operations.

ITEM 2.  PROPERTIES

    The Company's and ARM's corporate executive offices (the "Corporate Offices") are located at 239 S. Fifth Street, 12th Floor, Louisville, Kentucky. The main telephone number for the Corporate Offices is (502) 582-7900. The Corporate Offices are the location of the Company's corporate executive officers and the primary location for ARM's investment accounting, corporate accounting, legal and marketing activities and various support personnel.

    The Company's administrative offices are located in New Ulm, Minnesota, at 100 North Minnesota Street, in a building owned by the Company. The building has a total office space of approximately 49,000 square feet, was built in 1936 and was remodeled extensively in 1972, 1974, and 1986. A significant portion of the building (approximately 15,000 square feet) is leased exclusively to State Bank & Trust Company of New Ulm, a former subsidiary of SBM. Parts of the building are leased to other persons.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to, nor is any of the Company's property the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    This information is omitted in accordance with Instruction (J)(2)(c) to Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  There is currently no public market or trading in the common stock of the Company. All of the Company's 250,000 currently outstanding shares of common stock are held by ARM as of December 31, 1995. The Company has never paid cash dividends on its common stock.

  The Company is subject to two principal restrictions on its ability to pay dividends in addition to the generally applicable restrictions and requirements of Minnesota corporate law. First, pursuant to Section 28(b) of the 1940 Act, the Company is required to establish and maintain qualified assets having a value not less than the aggregate of certificate reserves plus $250,000. Second, the MDC has determined that face-amount certificate companies such as the Company should maintain a ratio of shareholder's equity to total assets of a minimum of 5%, based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. The Company could not pay dividends if it did not meet both of these two requirements or if payment of a dividend would cause it not to meet such requirements. As of December 31, 1995, the Company had qualified assets in excess of certificate reserves plus $250,000 of $6.2 million and assets in excess of the 5% ratio of $1.1 million.

ITEM 6.  SELECTED FINANCIAL DATA

  This information is omitted in accordance with Instruction (J)(2)(a) to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

  The Company was acquired by ARM effective May 31, 1995. The results of operations for 1995 represent the historical results of the Company for the period from January 1, 1995 to May 31, 1995 combined with the results of operations of the Company subsequent to the Acquisition from June 1, 1995 to December 31, 1995. The operating results subsequent to the acquisition include the effect of new accounting values assigned to invested assets and intangibles and differences in management and investment advisory fees charged by ARM and SBM.

RESULTS OF OPERATIONS

  The Company's results of operations are derived primarily from the margin between earnings on investments and amounts paid or credited on its fixed-rate certificate deposits ("investment spread").

1995 Compared with 1994

  Net investment income for 1995 was $595,354 compared to $363,420 for 1994. The increase in net investment income is primarily due to a higher investment spread and lower investment expenses (principally as a result of lower management fees and lower amortization of deferred charges since the Acquisition). Investment spread increased to $2.0 million in 1995 from $1.8 million in 1994. These amounts represent the difference between the Company's investment yield on average cash and investments and average rate credited on certificate deposits of 2.97% and 2.10% for 1995 and 1994, respectively.

  The investment yields on average cash and investments for 1995 and 1994 were 8.21% and 7.63%, respectively. This increase is primarily attributable to higher yields attained as a result of a restructuring of the investment portfolio subsequent to the Acquisition, as well as accretion resulting from purchase accounting adjustments.

  The average rates of interest credited on certificate deposits for 1995 and 1994 were 5.24% and 5.53%, respectively. This decrease is a result of new and renewal certificates issued during 1995 accumulating interest at rates lower than those credited during 1994. The Company monitors new interest credited rates against competitive products, mainly bank certificates of deposit. Interest credited rate adjustments (up or down) on new certificates are made as the Company deems necessary.

  Certificate reserves decreased 13.1% during 1995, as maturities and surrenders have exceeded sales and renewals. The Company believes a significant factor leading to the decrease is the certificate of deposit marketplace currently being very competitive, as many financial institutions are offering special high rates to induce customers to open new accounts. For certificates reaching their maturity date during 1995, 72% were renewed.

  Realized investment gains were $283,885 and $29,783 for the years ended December 31, 1995 and 1994, respectively. These realized investment gains were interest-rate related and primarily attributable to the on-going management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during rising and falling interest rate environments.

1994 Compared with 1993

  Net investment income for 1994 was $363,420 compared to $103,382 for the same period in 1993. The increase in net investment income is primarily due to a higher investment spread and lower investment expenses. Investment spread was $1.8 million in 1994 compared to $1.3 million in 1993. These amounts represent the difference between the Company's investment yield on average cash and investments and average rate credited on certificate deposits of 2.10% and 1.42% for 1994 and 1993, respectively.

  The investment yields on average cash and investments for 1994 and 1993 were 7.63% and 7.52%, respectively. The average rates of interest credited on certificate deposits for 1994 and 1993 were 5.53% and 6.10%, respectively. The decrease in credited rates is a result of new and renewal certificates issued during 1994 accumulating interest at rates lower than those credited during 1993.

  Certificate reserves decreased 10.0% during 1994. The Company believes the decrease was mainly the result of the certificate of deposit marketplace being very competitive, as many financial institutions were offering special high rates to induce customers to open new accounts. For certificates reaching their maturity date during 1994, 66% were renewed.

ASSET PORTFOLIO REVIEW

  The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. On an amortized cost basis, the Company's investments in fixed maturities were 98% and 100% investment grade as of December 31, 1995 and 1994, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation of BBB- or above. Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represent 1.1% of the amortized cost of qualified assets at December 31, 1995. As of December 31, 1995, the book value of securities in the Company's investment portfolios which had defaulted on principal or interest payments was zero. The Company attempts to minimize the risks associated with the non-investment grade securities in its portfolio by limiting the exposure to any one issuer and by closely monitoring the creditworthiness of such issuers.

  To improve its investment spreads, the Company added U.S. Government agency collateralized mortgage obligations ("CMOs") to its investment portfolio in 1993 and early 1994. The Company has been able to achieve higher yields with these securities without assuming additional credit risk as the CMOs are primarily backed by U.S. Government and U.S. Government agencies. All mortgage-backed securities (including CMOs) are subject to the risk that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase; however, the prepayment risk associated with individual CMO structures may vary significantly. Since the Acquisition in June 1995, an initial restructuring of the investment portfolio was performed to better match the duration of the investment portfolio and related certificate deposits and improve investment yields. In addition, the Company repositioned its mix of CMO holdings to reduce positions in more volatile or highly leveraged securities in favor of the more stable CMO tranches. On an amortized cost basis, CMOs represented 46.6% and 49.7% of the Company's qualified assets as of December 31, 1995 and 1994, respectively.

  In December 1995, the Company sold virtually all of its mortgage loan portfolio resulting in a loss of approximately $65,000.

  Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," adopted as of January 1, 1994, the Company currently classifies its fixed maturity and equity securities as "available-for-sale." Such securities are carried at fair value and changes in fair value, net of related deferred income taxes, are charged or credited directly to shareholder's equity. The decrease in interest rates since the Acquisition, at which time the Company's invested assets were restated to fair value in accordance with purchase accounting rules, has resulted in unrealized gains of $885,878 (net of

$477,011 in deferred income taxes) as of December 31, 1995. Volatility in reported shareholder's equity occurs as a result of SFAS No. 115 which requires some assets to be carried at fair value while other assets are carried at historical cost and all liabilities are carried at historical values.

The Company manages assets and liabilities in a closely integrated manner to minimize the volatility of margins. As a result, adjusting the shareholder's equity for changes in the fair value of the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholder's equity but does not reflect the underlying economics of the Company's business.

LIQUIDITY AND FINANCIAL RESOURCES

  The Company has never paid cash dividends on its common stock in order to maintain and increase capital resources. The Company will, however, evaluate this on an ongoing basis.

  As of December 31, 1995, the Company had $6.2 million in capital in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with Section 28(b) of the 1940 Act. In addition, the MDC has certain regulatory authority over the Company. The MDC has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 6.9% at December 31, 1995. In November 1994, based on the decline in the value of the Company's investment portfolio, resulting from increasing interest rates in 1994, and the Company's decreasing liquidity resulting from reduced principal payments on the Company's CMO portfolio, the MDC recommended that the Company increase its capital level. The MDC's concern was influenced by the Company's capital ratio, calculated including the effects of unrealized investment losses. Therefore, on March 29, 1995, SBM Life, the former parent company of the Company, made a $1.5 million capital contribution to the Company.

  The primary liquidity requirement of the Company relates to its payment of certificate maturities and surrenders. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments.

  At December 31, 1995, cash and cash equivalents totalled $3.9 million, an increase of $2.4 million from December 31, 1994. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

  Cash flows of $4.1 million, $4.2 million, and $4.3 million were generated from operating activities in 1995, 1994, and 1993, respectively. These cash flows resulted principally from investment income, less management and investment advisory fees and commissions paid. Proceeds from sales, redemptions and maturities of investments generated $51.8 million, $10.6 million, and $35.1 million in cash flows during 1995, 1994, and 1993, respectively, which were offset by purchases of investments of $44.2 million, $5.1 million, and $37.4 million, respectively. The higher purchases and sales of investments during 1995 were a result of the initial restructuring of the Company's investment portfolio following the Acquisition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                             INDEX
FINANCIAL STATEMENTS

Reports of Independent Auditors..........................................................  12
Balance Sheets as of December 31, 1995 and 1994..........................................  14
Statements of Income for the Years Ended December 31, 1995, 1994, and 1993...............  16
Statements of Shareholder's Equity for the Years Ended December 31, 1995, 1994 and 1993..  17
Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993............  18
Notes to Financial Statements............................................................  19

SUPPLEMENTARY DATA
None

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
SBM Certificate Company

We have audited the balance sheet of SBM Certificate Company as of December 31, 1995, and the related statements of income, shareholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                       /s/ Ernst & Young LLP


Louisville, Kentucky
February 22, 1996

INDEPENDENT AUDITORS' REPORT

Board of Directors
SBM Certificate Company

We have audited the balance sheet of SBM Certificate Company (the "Company") as of December 31, 1994 and the related statements of income and of cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our duties in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of SBM Certificate Company as of December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

The financial statements have been prepared on a historical basis and do not include any purchase accounting or other adjustments resulting from the sale of the Company as discussed in Note 2 to the financial statements.

As discussed in Note 1 to the financial statements, in 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.


/s/Deloitte and Touche LLP
Minneapolis, Minnesota
March 29, 1995

                                SBM Certificate Company
                                    Balance Sheets

                                                                        December 31,    December 31,
                                                                           1995            1994
-----------------------------------------------------------------------------------    ------------
Assets
Qualified assets:
  Cash and investments:
    Investments in securities of unaffiliated issuers:
      Fixed maturities available-for-sale, at fair value (amortized
        cost: 1995-$53,166,600; 1994-$42,296,611)                      $54,486,378     $37,349,231
      Fixed maturities held-to-maturity, at amortized cost (fair
        value: 1994-$11,913,328)                                                --      13,944,234
      Equity securities, at fair value (cost: 1995--$479,817;
        1994--$803,914)                                                    522,928         475,587
    Mortgage loans on real estate                                           13,391       4,271,255
    Certificate loans                                                      279,463         338,879
    Other invested assets                                                  618,763       1,110,921
    Cash and cash equivalents                                            3,900,494       1,530,899
                                                                       -----------     -----------
  Total cash and investments                                            59,821,417      59,021,006

  Receivables:
    Dividends and interest                                                 397,898         432,469
                                                                       -----------     -----------
Total qualified assets                                                  60,219,315      59,453,475

Deferred acquisition costs                                                 113,500         309,587
Goodwill                                                                   192,919              --
Deferred federal income taxes                                                   --         845,629
Other assets                                                                54,203             239
                                                                       -----------     -----------

Total assets                                                           $60,579,937     $60,608,930
                                                                       ===========     ===========

See accompanying notes.

                                 SBM Certificate Company
                                Balance Sheets (Continued)

                                                                        December 31,    December 31,
                                                                           1995            1994
-----------------------------------------------------------------------------------    ------------
Liabilities and shareholder's equity
Liabilities:
  Certificate reserves:
    Fully-paid certificates                                            $51,329,262     $58,990,855
    Installment certificates                                             1,130,462       1,364,160
                                                                       -----------     -----------
  Total certificate reserves                                            52,459,724      60,355,015
  Payable for investment securities purchased                            2,454,325              --
  Deferred federal income taxes                                            619,148              --
  Accounts payable and other liabilities                                    60,582          66,992
                                                                       -----------     -----------
Total liabilities                                                       55,593,779      60,422,007

Shareholder's equity:
  Common stock, $1 par value; 1,000,000 shares authorized;
    250,000 shares issued and outstanding                                  250,000         250,000
  Additional paid-in capital                                             3,050,000       3,740,006
  Net unrealized gains (losses) on available-for-sale securities           885,878      (4,242,659)
  Retained earnings                                                        800,280         439,576
                                                                       -----------     -----------
Total shareholder's equity                                               4,986,158         186,923
                                                                       -----------     -----------

Total liabilities and shareholder's equity                             $60,579,937     $60,608,930
                                                                       ===========     ===========

See accompanying notes.

                            SBM CERTIFICATE COMPANY
                              STATEMENTS OF INCOME

                                                       YEAR ENDED DECEMBER 31
                                                ------------------------------------
                                                   1995         1994         1993
------------------------------------------------------------------------------------
Investment income:
  Interest income from securities               $4,276,460   $4,590,206   $4,303,521
  Interest income from mortgage loans              366,321      439,709      726,717
  Other investment income                          246,597      296,010      408,262
                                                ------------------------------------
Total investment income                          4,889,378    5,325,925    5,438,500

Investment and other expenses:
  Management and investment advisory fees          358,486      516,000      490,800
  Deferred acquisition cost amortization
   and renewal commissions                         289,875      518,782      501,377
  Real estate expenses                             137,777      112,772      152,070
  Amortization of goodwill                          92,248           --           --
  Loan and real estate loss provision                   --           --       55,000
  Other expenses                                    79,207       77,876       89,966
                                                ------------------------------------
Total investment and other expenses                957,593    1,225,430    1,289,213

Provision for certificate reserves               2,929,357    3,575,075    4,089,905
                                                ------------------------------------
Net investment income before federal
 income taxes                                    1,002,428      525,420       59,382

Federal income tax benefit (expense)              (407,074)    (162,000)      44,000
                                                ------------------------------------
Net investment income                              595,354      363,420      103,382

Realized investment gains (losses)                 283,885       29,783       (3,173)
Federal income tax benefit (expense) on
 realized investment gains and losses             (102,500)     (10,000)       1,000
                                                ------------------------------------
Net realized investment gains (losses)             181,385       19,783       (2,173)
                                                ------------------------------------

Net income                                      $  776,739   $  383,203   $  101,209
                                                ====================================

See accompanying notes.

                            SBM CERTIFICATE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                            NET
                                                                        UNREALIZED
                                                                      GAINS (LOSSES)
                                                         ADDITIONAL    ON AVAILABLE-                    TOTAL
                                               COMMON     PAID-IN         FOR-SALE       RETAINED   SHAREHOLDER'S
                                               STOCK      CAPITAL       SECURITIES       EARNINGS       EQUITY
-----------------------------------------------------------------------------------------------------------------
Balance, January 1, 1993                      $250,000  $ 3,740,006       $  (213,024)  $ (44,836)    $ 3,732,146
  Net income                                                                              101,209         101,209
  Change in net unrealized investment
    losses                                                                     47,282                      47,282
                                              -------------------------------------------------------------------
Balance, December 31, 1993                     250,000    3,740,006          (165,742)     56,373       3,880,637

  Adjustment to beginning balance for
    change in accounting method, net
    of income taxes of $403,000                                               782,000                     782,000
  Net income                                                                              383,203         383,203
  Change in net unrealized losses on
    available-for-sale securities                                          (4,858,917)                 (4,858,917)
                                              -------------------------------------------------------------------
Balance, December 31, 1994                     250,000    3,740,006        (4,242,659)    439,576         186,923

  Net income                                                                              776,739         776,739
  Capital contribution from SBM Life                      1,500,000                                     1,500,000
  Purchase accounting adjustment
    (Note 2)                                             (2,190,006)        1,066,442    (416,035)     (1,539,599)
  Change in net unrealized gains
    (losses) on available-for-sale
    securities                                                              4,062,095                   4,062,095
                                              -------------------------------------------------------------------
Balance, December 31, 1995                    $250,000  $ 3,050,000       $   885,878   $ 800,280     $ 4,986,158
                                              ===================================================================

See accompanying notes.

                            SBM CERTIFICATE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED DECEMBER 31
                                                                   ------------------------------------------
                                                                       1995           1994           1993
-------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                         $    776,739   $    383,203   $    101,209
Adjustments to reconcile net income to cash flows provided
  by operating activities:
       Provision for certificate reserves                             2,929,357      3,575,075      4,089,905
       Realized investment (gains) losses                              (283,885)       (29,783)         3,173
       Deferral of acquisition costs                                   (430,852)      (507,996)      (377,466)
       Amortization of deferred acquisition costs and
         renewal commissions                                            289,875        518,782        501,377
       Other amortization and depreciation                              228,861        (75,111)        13,085
       Deferred tax expense (benefit)                                   295,464         20,000        (35,000)
       Provision for loan and real estate losses                             --             --         55,000
       (Increase) decrease in accrued investment income                  34,571         30,851        (12,545)
       Changes in other assets and liabilities                          250,559        236,812          7,905
                                                                   ------------------------------------------
Cash flows provided by operating activities                           4,090,689      4,151,833      4,346,643

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments available-for-sale:
       Purchases                                                    (44,224,876)    (3,922,397)            --
       Maturities and redemptions                                     2,627,400      7,563,300             --
       Sales                                                         44,977,473             --             --
Fixed maturity investments held-to-maturity:
       Purchases                                                             --     (1,180,893)   (37,373,431)
       Maturities and redemptions                                        51,500      2,761,816     22,962,748
       Sales                                                                 --             --      6,893,629
Sales, maturities and redemptions--mortgage loans                     4,192,459        144,109      5,253,906
Additions to other invested assets                                      (81,200)            --             --
Proceeds from sale of other invested assets                                  --        156,453         22,968
Repayment of certificate loans, net                                      59,416         11,494            281
                                                                   ------------------------------------------
Cash flows provided by (used in) investing activities                 7,602,172      5,533,882     (2,239,899)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Capital contribution                                                  1,500,000             --             --
Amounts received from face-amount certificate holders                 2,498,761      3,689,960      5,984,921
Amounts paid to face-amount certificate holders                     (13,322,027)   (13,973,106)    (9,596,304)
                                                                   ------------------------------------------
Cash flows used in financing activities                              (9,323,266)   (10,283,146)    (3,611,383)
                                                                   ------------------------------------------
Net change in cash and cash equivalents                               2,369,595       (597,431)    (1,504,639)

Cash and cash equivalents at beginning of year                        1,530,899      2,128,330      3,632,969
                                                                   ------------------------------------------

Cash and cash equivalents at end of year                           $  3,900,494   $  1,530,899   $  2,128,330
                                                                   ==========================================

See accompanying notes.

                            SBM CERTIFICATE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

          SBM Certificate Company (the "Company") was incorporated in 1990 for the purpose of acquiring the face-amount certificate business of SBM Company ("SBM"). Effective December 31, 1993, SBM transferred all of the Company's shares of common stock to its wholly owned subsidiary, State Bond and Mortgage Life Insurance Company ("SBM Life"), and the Company became a wholly owned subsidiary of SBM Life.

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

Nature of Operations

          The Company is an issuer of face-amount certificates registered under the Investment Company Act of 1940 (the "1940 Act"). A face-amount certificate is an obligation of the Company requiring the Company to pay the holder the original invested amount, plus a specified return, at a given maturity date. The Company's face-amount certificates are sold primarily in Minnesota, Iowa, California, South Dakota, Wisconsin, and Illinois. Face-amount certificates generally compete with various types of individual savings products which offer a fixed rate of return on investors' money, especially bank and insurance products.

Basis of Presentation

          The financial statements are prepared in accordance with generally accepted accounting principles. The 1995 financial statements reflect purchase accounting adjustments related to the Acquisition (see Note 2). For periods prior to the Acquisition, the financial statements reflect the historical basis of accounting. Certain amounts from prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on previously reported net income or shareholder's equity.

Investments

          Fixed maturities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Fixed maturities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of taxes, reported in a separate component of shareholder's equity. The amortized cost of fixed maturities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization or accretion is computed using the interest method and is included in investment income. Anticipated prepayments on mortgage-backed securities are considered in determining the effective yield on such securities. If a difference arises between anticipated and actual prepayments, the carrying value of the investment is adjusted with a corresponding charge or credit to investment income. Interest and dividends are included in net investment income. Mortgage loans on real estate and certificate loans are carried at their unpaid principal balances. Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at their time of purchase. Security transactions are accounted for on the date the order to buy or sell is executed. Realized gains and losses on the sale of investments are determined based upon the specific identification method.

          Other invested assets includes real estate, which is recorded at cost, less accumulated depreciation since the Acquisition.

          The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after January 1, 1994. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The January 1, 1994 opening balance of shareholder's equity was increased by $782,000 (net of $403,000 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost. The adoption of SFAS No. 115 had no effect on net income. Upon the date of the Acquisition, the Company classified all fixed maturities classified as held-to-maturity to the available-for-sale category.

Deferred Acquisition Costs

          Costs of issuing new face-amount certificates (principally commissions) have been deferred. These costs are amortized on a straight-line basis over the initial maturity period of the certificates which is three years.

Face-Amount Certificate Reserves

          Face-amount certificates issued by the Company entitle certificate holders, who have made either single or installment payments, to receive a definite sum of money at maturity. Certificate reserves accrue interest, and cash surrender values are less than accumulated certificate reserves prior to maturity dates. Certificate reserves are maintained for advance payments by certificate holders and accrued interest thereon and for interest earned and accrued due to additional interest rates declared. The reserve accumulation rates, cash surrender values, and certificate reserves, among other matters, are governed by the 1940 Act.

Income Taxes

          In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company uses the liability method of accounting for income taxes. The Company's taxable income or loss is included in the consolidated federal income tax return of ARM. The Company provides for income taxes on a separate return basis, except that tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the Company's and ARM's policy that any tax benefit recorded by one entity will be reimbursed by the benefitted entity.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. ACQUISITION OF THE COMPANY

          The Acquisition has been accounted for using the purchase method of accounting. Under purchase accounting, assets and liabilities are adjusted to their estimated fair value and reflect an allocation of the Company's portion of the cost of the Acquisition, commonly referred to as "push-down accounting."

          The purchase accounting adjustment reflected in the accompanying statement of shareholder's equity for the year ended December 31, 1995 was recorded on May 31, 1995, the effective date of the Acquisition. The adjustment restated shareholder's equity on that date to $3.3 million, the purchase price allocated to the Company by ARM. The December 31, 1995, balances for "retained earnings" and "net unrealized gains (losses) on available-for-sale securities" reflect net income and the change in the fair value of fixed maturities and equity securities subsequent to the Acquisition.

          The following combined condensed statements of income and cash flows present results for the five months ended May 31, 1995, prior to the Acquisition, and the seven months ended December 31, 1995, following the Acquisition. The combined amounts agree to the accompanying statements of income and cash flows for the year ended December 31, 1995. The operating results subsequent to the Acquisition include the effect of new accounting values assigned to invested assets and intangibles.

                                                                              Seven Months
                                                              Five Months        Ended        Year Ended
                                                             Ended May 31,    December 31,   December 31,
                                                                  1995            1995           1995
---------------------------------------------------------------------------------------------------------
Total investment income                                         $ 2,013,780   $  2,875,598   $  4,889,378
Total investment expenses                                           511,343        446,250        957,593
Provision for certificate reserves                                1,224,738      1,704,619      2,929,357
                                                                -----------------------------------------
Net investment income before federal income taxes                   277,699        724,729      1,002,428
Federal income tax expense                                          (94,000)      (313,074)      (407,074)
                                                                -----------------------------------------
Net investment income                                               183,699        411,655        595,354
Realized investment gains (losses)                                 (314,000)       597,885        283,885
Federal income tax benefit (expense) on realized
     investment gains and losses                                    106,760       (209,260)      (102,500)
                                                                -----------------------------------------
Net income (loss)                                               $   (23,541)  $    800,280   $    776,739
                                                                =========================================

Cash flows provided by operating activities                     $ 1,462,487   $  2,628,202   $  4,090,689

Cash flows provided by (used in) investing activities:
Fixed maturity investments:
     Purchases                                                      (21,615)   (44,203,261)   (44,224,876)
     Maturities and redemptions                                     903,084      1,775,816      2,678,900
     Sales                                                        5,090,653     39,886,820     44,977,473
Sales, maturities and redemptions -- mortgage loans                 392,947      3,799,512      4,192,459
Additions to other invested assets, net                             (81,200)            --        (81,200)
Repayments of certificate loans, net                                 66,731         (7,315)        59,416
                                                                -----------------------------------------
Cash flows provided by investing activities                       6,350,600      1,251,572      7,602,172

Cash flows provided by (used in) financing activities:
Capital contribution from SBM Life                                1,500,000             --      1,500,000
Amounts received from face-amount certificate holders             1,926,095        572,666      2,498,761
Amounts paid to face-amount certificate holders                  (7,066,042)    (6,255,985)   (13,322,027)
                                                                -----------------------------------------
Cash flows used in financing activities                          (3,639,947)    (5,683,319)    (9,323,266)
                                                                -----------------------------------------
Net change in cash and cash equivalents                           4,173,140     (1,803,545)     2,369,595

Cash and cash equivalents at beginning of period                  1,530,899      5,704,039      1,530,899
                                                                -----------------------------------------
Cash and cash equivalents at end of period                      $ 5,704,039   $  3,900,494   $  3,900,494
                                                                =========================================

3.  Investments

     The amortized cost and estimated fair values of available-for-sale securities and held-to-maturity securities were as follows:

                                                               AVAILABLE-FOR-SALE SECURITIES
                                                      ------------------------------------------------
                                                                     GROSS       GROSS
                                                                   UNREALIZED  UNREALIZED   ESTIMATED
                                                         COST        GAINS       LOSSES    FAIR VALUE
------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995:
   Fixed maturities:
       U.S. treasury securities and obligations
         of U.S. government agencies                  $ 6,319,243  $   25,950  $       --  $ 6,345,193
       Obligations of state and political
         subdivisions                                     560,292       4,243       6,927      557,608
       Foreign governments                                500,000       8,125          --      508,125
       Corporate securities                             4,868,279      96,683         173    4,964,789
       Mortgage-backed securities                      40,918,786   1,202,966      11,089   42,110,663
                                                      ------------------------------------------------
   Total fixed maturities                              53,166,600   1,337,967      18,189   54,486,378
   Equity securities                                      479,817      43,156          45      522,928
                                                      ------------------------------------------------
          Total available-for-sale securities         $53,646,417  $1,381,123  $   18,234  $55,009,306
                                                      ================================================

DECEMBER 31, 1994:
   Fixed maturities:
       Mortgage-backed securities                     $42,031,999  $   43,073  $4,933,343  $37,141,729
       Corporate securities                               264,612       4,500      61,610      207,502
                                                      ------------------------------------------------
   Total fixed maturities                              42,296,611      47,573   4,994,953   37,349,231
   Equity securities                                      803,914          --     328,327      475,587
                                                      ------------------------------------------------
          Total available-for-sale securities         $43,100,525  $   47,573  $5,323,280  $37,824,818
                                                      ================================================
                                                                HELD-TO-MATURITY SECURITIES
                                                      ------------------------------------------------
                                                                     GROSS       GROSS
                                                                   UNREALIZED  UNREALIZED   ESTIMATED
                                                         COST        GAINS       LOSSES    FAIR VALUE
------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994:
   Fixed maturities:
       U.S. treasury securities and obligations
         of U.S. government agencies                  $   168,461  $       --  $   15,248  $   153,213
       Obligations of state and political
         subdivisions                                     667,053       5,601      34,254      638,400
       Mortgage-backed securities                      13,108,720          --   1,987,005   11,121,715
                                                      ------------------------------------------------
   Total fixed maturities held-to-maturity            $13,944,234  $    5,601  $2,036,507  $11,913,328
                                                      ================================================

          The amortized cost and estimated fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed securities provide for periodic payments throughout their life.


                                                   December 31, 1995
                                                ------------------------
                                                               Estimated
                                                                 Fair
                                                    Cost         Value
------------------------------------------------------------------------
Available-for-sale:
  Due in one year or less                       $    49,991  $    49,960
  Due after one year through five years           7,288,590    7,323,115
  Due after five years through ten years          4,111,734    4,181,225
  Due after ten years                               797,499      821,415
  Mortgage-backed securities                     40,918,786   42,110,663
  Equity securities                                 479,817      522,928
                                                ------------------------
    Total available-for-sale securities         $53,646,417  $55,009,306
                                                ========================


          Gross gains of $815,733 and $7,399 and gross losses of $148,041 and $321,399 were realized on sales of fixed maturities classified as available-for-sale for the seven months ended December 31, 1995 and the five months ended May 31, 1995, respectively. There were no sales of fixed maturities available-for-sale in 1994. Gross gains of $1,864 and $201,597 and gross losses of zero and $238 were realized on sales of fixed maturities classified as held-to-maturity during the years ended December 31, 1994, and 1993, respectively.

          Gross gains of zero and $2,159 and gross losses of $5,075 and $255 were recognized on equity securities sold during 1995 and 1994, respectively. Gross losses of $64,732 were realized on the sale of substantially all mortgage loans in December 1995.

4. CERTIFICATE RESERVES

   Total certificate reserves at December 31 are summarized as follows:


                                                                   Minimum        Additional
                                        1995          1994         Interest        Interest
---------------------------------------------------------------------------------------------
Fully-paid certificates:
  Single-payment series 503          $48,440,527   $56,056,890        2.50%       1.85% to 4.50%
  Installment                          2,267,503     2,311,547    2.50% to 3.50%  2.00% to 2.50%
  Optional settlement                    618,419       615,811    2.50% to 3.00%  2.00% to 2.50%
  Due to unlocated certificate
    holders                                2,813         6,607        None
                                     -------------------------
                                      51,329,262    58,990,855

Installment certificates:
  Reserves to mature, by series:
    120, 215, and 220                    447,033       554,466        3.25%           2.25%
    315                                  364,368       425,412        3.50%           1.75%
  Advance payments                       319,061       384,282          *               *
                                     -------------------------
                                       1,130,462     1,364,160
                                     -------------------------
    Total certificate reserves       $52,459,724   $60,355,015
                                     =========================

   *Minimum interest rates on advance payments are generally the same as the rates on scheduled installment payments. Interest credited on advance payments, however, is accruing at 5.25% and will continue at that rate through 1996.

5. FAIR VALUES OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair values of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgement was necessarily required to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                  DECEMBER 31, 1995           DECEMBER 31, 1994
                                             ----------------------------------------------------------
                                                CARRYING     ESTIMATED    CARRYING        ESTIMATED
                                                 VALUE      FAIR VALUE     VALUE         FAIR VALUE
-------------------------------------------------------------------------------------------------------
Assets:
  Investments in securities of unaffiliated
   issuers:
     Fixed maturities available-for-sale       $54,486,378  $54,486,378  $37,349,231        $37,349,231
     Fixed maturities held-to-maturity                  --           --   13,944,234         11,913,328
     Equity securities                             522,928      522,928      475,587            475,587
  Mortgage loans on real estate                     13,391       13,391    4,271,255          4,304,269
  Certificate loans                                279,463      279,463      338,879            338,879
  Other invested assets                            618,763      618,763    1,110,921          1,110,921
  Cash and cash equivalents                      3,900,494    3,900,494    1,530,899          1,530,899
  Other assets                                      54,203       54,203          239                239
Liabilities:
  Certificate reserves                          52,459,724   52,758,441   60,355,015         60,050,268
  Accounts payable and other liabilities            60,582       60,582       66,992             66,992


      The following methods and assumptions were used in estimating fair values:

Investments in Securities of Unaffiliated Issuers

      Fair values for investments in securities of unaffiliated issuers are based on quoted market prices, where available. For investments in securities of unaffiliated issuers for which a quoted market price is not available, fair values are estimated using internally calculated estimates or quoted market prices of comparable instruments.

Mortgage Loans on Real Estate

      At December 31, 1995, book value is deemed to be fair value. At December 31, 1994, the estimated fair value is based upon discounted cashflow analyses of the loans in the portfolio.

Certificate Loans

      The carrying value of certificate loans approximates their fair value.

Cash and Cash Equivalents

      The carrying amounts of cash and cash equivalents approximate their fair value given the short-term nature of these assets.

Certificate Reserves

          The fair value of certificate reserves is based on a discounted cashflow analysis, using the current interest rate offered on new certificates of 5.60% and 6.00% at December 31, 1995 and 1994, respectively.

Other Invested Assets, Other Assets, Accounts Payable and Other Liabilities

          The financial statement carrying amounts of other invested assets, other assets, accounts payable and other liabilities are deemed to be a reasonable approximation of their fair value.

6. FEDERAL INCOME TAXES

          Deferred income tax reflects the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses. Significant components of the deferred tax liabilities and assets as of December 31, 1995 and December 31, 1994 were:

                                                                                 December 31,   December 31,
                                                                                     1995           1994
------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Real estate limited partnership                                                  $ 172,851     $  189,000
   Net unrealized gains on available-for-sale securities                              477,011             --
   Other                                                                               39,725         33,000
                                                                                    ------------------------
          Total deferred tax liabilities                                              689,587        222,000

Deferred tax assets:
   Fixed maturities                                                                   196,991             --
   Net unrealized losses on available-for-sale securities                                  --      1,794,000
   Other investments                                                                  108,143             --
   Fixed assets                                                                        39,030             --
   Capital loss carryover                                                             420,357             --
   Other                                                                               20,439         34,629
                                                                                    ------------------------
          Total deferred tax assets                                                   784,960      1,828,629
   Valuation allowance for deferred tax assets                                       (714,521)      (761,000)
                                                                                    ------------------------
          Net deferred tax assets                                                      70,439      1,067,629
                                                                                    ------------------------
   Deferred tax assets (liabilities) shown on the accompanying balance sheets       $(619,148)    $  845,629
                                                                                    ========================

          Current and deferred federal income tax expenses for the seven months ended December 31, 1995 were $233,870 and $288,464, respectively. For the five months ended May 31, 1995 the current tax benefit was $19,760 and the deferred tax expense was $7,000. For the year ended December 31, 1994, the current and deferred expense components were $152,000 and $20,000, respectively. For the year ended December 31, 1993, the current expense and deferred benefit components were $4,000 and $49,000, respectively.

     In the event that future tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the Acquisition date, such benefits will be applied to first reduce the balance of goodwill. During 1995, goodwill was reduced by $189,251 as a result of realizing such benefits. The balance of goodwill at December 31, 1995 was $192,919 and is being amortized straight-line over the three year period subsequent to the Acquisition.

     Federal income taxes differ from that computed by using the expected federal income tax rate of 35% for 1995 and 1994, and 34% for 1993. The sources of the differences were:

                                                SEVEN MONTHS   FIVE MONTHS
                                 YEAR ENDED        ENDED          ENDED        YEAR ENDED      YEAR ENDED
                                 DECEMBER 31,    DECEMBER 31,     MAY 31,     DECEMBER 31,    DECEMBER 31,
                                    1995           1995            1995          1994            1993
----------------------------------------------------------------------------------------------------------
Income tax benefit (expense)
  at statutory rate                $(450,209)      $(462,915)     $ 12,706       $(194,321)       $(19,111)
Tax-exempt interest                    7,256           3,350         3,906          10,000          47,000
Dividend received deduction           14,379           8,000         6,379          15,000          15,000
Goodwill amortization                (32,287)        (32,287)           --              --              --
Taxable proceeds from life
  insurance                          (38,482)        (38,482)           --              --              --
Other                                (10,231)             --       (10,231)         (2,679)          2,111
                                   -----------------------------------------------------------------------
Total federal income tax
  benefit (expense)                $(509,574)      $(522,334)     $ 12,760       $(172,000)       $ 45,000
                                   =======================================================================

7.   RELATED PARTY TRANSACTIONS

     For the periods presented, management and investment advisory fee expenses reflected in the accompanying financial statements represent allocations of expenses from SBM and ARM for the respective periods prior and subsequent to the Acquisition. These allocations include amounts for administrative and investment services, including use of property, equipment and facilities. The allocations are currently based on the proportion which such business and assets managed represents of all of ARM's and its subsidiaries business activities. Prior to the Acquisition, the allocations were primarily based on the amount of time spent by SBM employees on the face-amount certificate business and on the proportion which such business represents of all of SBM's and subsidiaries' business activities. The allocations were $151,967, $206,519, $516,000, and $490,800, for the seven months ended December 31, 1995, the five months ended May 31, 1995 and for the years ended December 31, 1994, and 1993, respectively. The Company owns and pays operating expenses for a building used by SBM (prior to the Acquisition) and its affiliates. The total rent and utilities reimbursement paid to the Company in 1994 and 1993 by SBM and affiliates was $146,554 and $236,162, respectively. At December 31, 1994, the Company owed SBM $46,000 related to the above. Management believes the foregoing allocations were made on a reasonable basis; however, they do not necessarily equal the costs which would have been or will be incurred by the Company on a stand-alone basis.

          The Company has paid SBM Financial Services, an affiliate, $443,579, $507,995, and $377,675 for the years ended 1995, 1994, and 1993, respectively, for sales commissions and other issuance, underwriting, and sales expenses.

8. SHAREHOLDER'S EQUITY AND REGULATORY MATTERS

          The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the 1940 Act, the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($52.7 million and $60.6 million at December 31, 1995 and 1994, respectively). The Company had qualified assets of $58.9 million and $64.7 million at those respective dates (before addition of $1.4 million and reduction of $5.3 million, respectively, for net unrealized pretax gains and losses on fixed maturities and equity securities classified as available-for-sale).

          For purposes of determining compliance with the foregoing provisions, qualified assets are valued in accordance with such provisions of the Code of the District of Columbia as are applicable to life insurance companies as required by the 1940 Act. Qualified assets for which no provision for valuation is made in such Code are valued in accordance with rules, regulations, or orders prescribed by the Securities and Exchange Commission. These values are the same as the financial statement carrying value, except that for financial statement purposes, fixed maturities and equity securities classified as available-for-sale are carried at fair value. For qualified asset purposes, fixed maturities securities classified as available-for-sale are valued at amortized cost and equity securities are valued at cost.

          Second, the Minnesota Department of Commerce ("MDC") has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 6.9% at December 31, 1995. In November 1994, based on the decline in the value of the Company's investment portfolio, resulting from increasing interest rates in 1994 and the Company's decreasing liquidity resulting from reduced principal payments on the Company's collateralized mortgage obligations portfolio, the MDC recommended that the Company increase its capital level. The MDC's concern was influenced by the Company's capital ratio, calculated including the effects of unrealized investment losses. Therefore, on March 29, 1995, SBM Life, the former parent company of the Company, made a $1.5 million capital contribution to the Company.

          Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians to meet certificate liability requirements as of December 31, 1995 and 1994 as shown in the following table. Certificate loans, secured by applicable certificate reserves, are deducted from certificate reserves in computing deposit requirements.

                                                                   1995         1994
                                                                ------------------------
Assets on deposit with:
       Central depositary                                       $57,278,134  $64,092,848
       State governmental authorities                               193,756      170,435
                                                                ------------------------
Total deposits                                                  $57,471,890  $64,263,283
                                                                ========================

Required deposits                                               $52,430,261  $60,266,136
                                                                ========================

Assets on deposit consisted of the following at December 31:

                                                                   1995         1994
                                                                ------------------------
Investment securities, at cost plus accrued interest            $56,839,655  $58,871,273
First mortgage loans, at cost less allowance for loan losses         13,472    4,281,089
Other assets on deposit, at cost                                    618,763    1,110,921
                                                                ------------------------
                                                                $57,471,890  $64,263,283
                                                                ========================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          A change in accountants for the year ended December 31, 1995, in connection with ARM's acquisition of the Company, was previously reported to the Commission on a Form 8-K filed on February 23, 1996.

          There have been no disagreements with accountants on accounting, auditing, or financial reporting matters.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          This information is omitted in accordance with Instruction (J)(2)(c) to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

          This information is omitted in accordance with Instruction
          (J)(2)(c) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          This information is omitted in accordance with Instruction
          (J)(2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          This information is omitted in accordance with Instruction
          (J)(2)(c) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT

     1.  Financial Statements.

            See financial statements index on page 11 of this document for a listing of financial statements included in this report.

     2.  Financial Statement Schedules

            The following financial statement schedules of the Company and the related Report of Independent Auditors are incorporated herein by reference and were previously filed as Part II Item 16(b) to Post Effective Amendment No. 7 to Registration Statement on Form S-1 of the Company filed March 5, 1996 (File No. 33-38066):

            Report of Independent Auditors

            Schedule I      Investments in Securities of Unaffiliated
                              Issuers--December 31, 1995
            Schedule III    Mortgage Loans on Real Estate and Interest Earned
                              on Mortgages--Year Ended December 31, 1995
            Schedule V      Qualified Assets on Deposit--December 31, 1995
            Schedule VI     Certificate Reserves--Year Ended December 31, 1995

            Schedules III, IV, VI, and VII as of or for the year ended December 31, 1994, and related Independent Auditors' Report, included in the Company's Post Effective Amendment No. 6 to Registrant Statement on Form S-1 filed March 31, 1995, and Schedule III and IV for the year ended December 31, 1993, and related Independent Auditors' Report, included in the Company's Post Effective Amendment No. 5 to Registration Statement on Form S-1 filed February 25, 1994, (File No. 33-38066), are incorporated herein by reference.

            Schedules required by Article 6 of Regulation S-X for face-amount certificate investment companies other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements and notes thereto, or elsewhere herein.

     3.  Exhibits

            See Exhibit Index on page 36 of this report.

(B)  REPORTS ON FORM 8-K

        On February 23 , 1996, the Company filed a current report on Form 8-K to report under Item 4 the change in the Company's certifying accountant from Deloitte & Touche LLP to Ernst & Young LLP.

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 1996.

                             SBM Certificate Company

                             By: /s/ JOHN R. McGEENEY
                                ------------------------------------------------
                                John R. McGeeney
                                Chairman of the Board of Directors and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 26th day of February 1996.

     Name                                    Title
     ----                                    -----

/s/ JOHN R. MCGEENEY           Chairman of the Board of Directors
----------------------         and President (Principal Executive Officer)
John R. McGeeney



/s/ EDWARD L. ZEMAN            Executive Vice President--Chief Financial
----------------------         Officer (Principal Financial Officer)
Edward L. Zeman



/s/ DON W. CUMMINGS            Controller (Principal Accounting Officer)
----------------------
Don W. Cummings



/s/ STEPHEN B. BING            Director
----------------------
Stephen B. Bing



/s/ THEODORE S. ROSKY          Director
----------------------
Theodore S. Rosky



                               Director
----------------------
Martin R. Snyder

                                                      SBM CERTIFICATE COMPANY

                                                           EXHIBIT INDEX

===================================================================================================================================
 Exhibit
 Number                                                       Description
-----------------------------------------------------------------------------------------------------------------------------------
 3.1               Articles of Incorporation-filed as Exhibit 3(a) to Registration Statement No. 33-38066 dated December 4, 1990.*

 3.2               By-laws-filed as Exhibit 3(b) to Registration Statement No. 33-38066 dated December 4, 1990.*

   4               Instruments defining the rights of security holders-Form of Series 503 Certificate filed as Exhibit 4 to
                   Registration Statement on Form N-8B-4, File No. 811-6268, filed April 1, 1991.*

10.1               Underwriting Agreement by and between the Company and SBM Financial Services, Inc. dated June 14, 1995, filed as
                   Exhibit 10(b) to Amendment No. 7 to Registration Statement No. 33-38066 of the Company dated March 5, 1996.*

10.2               Administrative Services Agreement by and between the Company and ARM Financial Group, Inc. dated as of June 14,
                   1995, filed as Exhibit 10(c) to Amendment No. 7 to Registration Statement No. 33-38066 of the Company dated
                   March 5, 1996.*

10.3               Investment Services Agreement by and between the Company and ARM Financial Group, Inc. dated as of June 14, 1995, filed as Exhibit 10(d) to Amendment No. 7 to Registration Statement No. 33-38066 of the Company dated March 5,
                   1996.*

10.4               Custody Agreement, as amended and supplemented, between the Company and First Bank National Association dated
                   December 20, 1990, filed as Exhibit 10(b) to Amendment No. 1 to Registration Statement No. 33-38066 of the
                   Company dated January 2, 1991.*

10.5               Lease between the Company and State Bank & Trust Company of New Ulm dated August 13, 1992, filed as Exhibit 10A to Form 10-K of SBM Company filed March 31, 1993 (File No. 811-407).*

10.6               Form of Tax Allocation Agreement by and among the Company, ARM and certain ARM subsidiaries, filed as Exhibit
                   10(f) to Amendment No. 7 to Registration Statement No. 33-38066 of the Company dated March 5, 1996.*

23.1               Consent of Ernst & Young LLP, filed herewith.

23.2               Consent of Deloitte & Touche LLP, filed herewith.

  27               Not applicable.

                   * Previously filed as indicated and incorporated herein by reference.

                                      36