Form 10-Q
period 1996-03-31
SBM CERTIFICATE CO
filed 1996-05-14
CIK 870398

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  -----------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the period ended: March 31, 1996


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

     As of March 31, 1996, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

     The registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                               TABLE OF CONTENTS

Item                                                                        Page
- ----                                                                        ----

                         PART I.  FINANCIAL INFORMATION

1.   Financial Statements (Unaudited)
       Condensed Balance Sheets--March 31, 1996 and
         December 31, 1995.................................................   3
       Condensed Statements of Operations--Three
         Months Ended March 31, 1996 and 1995..............................   5
       Condensed Statements of Cash Flows--Three
         Months Ended March 31, 1996 and 1995..............................   6
       Notes to Condensed Financial Statements.............................   7
2.   Management's Analysis of Results of Operations........................   8


                          PART II.  OTHER INFORMATION

1.   Legal Proceedings.....................................................  10
6.   Exhibits and Reports on Form 8-K......................................  10

     Signatures............................................................  11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SBM CERTIFICATE COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  1996            1995
- ----------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
ASSETS
Qualified assets:

  Cash and investments:

    Investments in securities of unaffiliated issuers:

      Fixed maturities available-for-sale at fair value (amortized cost:
       March 31, 1996-$52,754,700; December 31, 1995-$53,166,600)              $52,934,526    $54,486,378

      Equity securities at fair value (cost:  March 31, 1996-$479,817;
       December 31, 1995-$479,817)                                                 477,566        522,928

    Certificate loans                                                              276,015        279,463

    Other invested assets                                                          565,117        632,154

    Cash and cash equivalents                                                    1,377,905      3,900,494
                                                                              -----------------------------
  Total cash and investments                                                    55,631,129     59,821,417

  Receivables:

    Dividends and interest                                                         456,740        397,898

    Receivable for investment securities sold                                       34,122             --
                                                                              -----------------------------
  Total receivables                                                                490,862        397,898
                                                                              -----------------------------
Total qualified assets                                                          56,121,991     60,219,315


Deferred acquisition costs                                                         121,006        113,500

Goodwill                                                                           172,963        192,919

Other assets                                                                        42,948         54,203
                                                                              -----------------------------

Total assets                                                                   $56,458,908    $60,579,937
                                                                              =============================


                            SBM CERTIFICATE COMPANY
                     CONDENSED BALANCE SHEETS (CONTINUED)

                                                           MARCH 31,    DECEMBER 31,
                                                              1996          1995
- --------------------------------------------------------------------------------------
                                                          (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:

  Certificate reserves                                    $51,842,209    $52,459,724

  Payable for investment securities purchased                      --      2,454,325

  Deferred federal income taxes                               193,597        619,148

  Accounts payable and other liabilities                      164,076         60,582
                                                        ------------------------------
Total liabilities                                          52,199,882     55,593,779

Shareholder's equity:

  Common stock, 250,000 shares issued                         250,000        250,000

  Additional paid-in capital                                3,050,000      3,050,000

  Net unrealized gains on available-for-sale securities       115,424        885,878

  Retained earnings                                           843,602        800,280
                                                        ------------------------------
Total shareholder's equity                                  4,259,026      4,986,158
                                                        ------------------------------

Total liabilities and shareholder's equity                $56,458,908    $60,579,937
                                                        ==============================


                            See accompanying notes.

                            SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                                     1996         1995
- -----------------------------------------------------------------------------------------

Investment income:

  Interest income from securities                                 $1,000,064   $1,045,590

  Other investment income                                             49,519      167,404
                                                                ---------------------------
Total investment income                                            1,049,583    1,212,994

Investment and other expenses:

  Management and investment advisory fees                             65,586      129,000

  Deferred acquisition cost amortization and renewal commissions      50,978      128,235

  Real estate expenses                                                47,621       31,111

  Amortization of goodwill                                            19,956           --

  Other expenses                                                      42,268       16,506
                                                                ---------------------------
Total investment and other expenses                                  226,409      304,852

Provision for certificate reserves                                   717,060      735,938
                                                                ---------------------------
Net investment income before federal income taxes                    106,114      172,204

Federal income tax expense                                           (40,859)     (53,000)
                                                                ---------------------------
Net investment income                                                 65,255      119,204

Realized investment losses                                           (27,333)    (314,000)

Federal income tax benefit on realized investment losses               5,400      107,000
                                                                ---------------------------
Net realized investment losses                                       (21,933)    (207,000)
                                                                ---------------------------
Net income (loss)                                                 $   43,322   $  (87,796)
                                                                ===========================

See accompanying notes.

                            SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                              1996           1995
- --------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES               $    873,050   $   854,830

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Fixed maturity investments:

   Purchases                                               (13,555,339)           --

   Maturities and redemptions                                1,420,987       419,914

   Sales                                                    10,021,776     5,090,839

Additions to other invested assets                                  --       (35,773)

Proceeds from sale of other invested assets                     49,379       280,471

Repayments of certificate loans, net                             3,448        45,286
                                                        ------------------------------
Cash flows provided by (used in) investing activities       (2,059,749)    5,800,737

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Amounts paid to face-amount certificate holders             (1,689,159)   (4,685,511)

Amounts received from face-amount certificate holders          353,269       819,470

Capital contribution                                                --     1,500,000
                                                        ------------------------------
Cash flows used in financing activities                     (1,335,890)   (2,366,041)
                                                        ------------------------------
Net change in cash and cash equivalents                     (2,522,589)    4,289,526

Cash and cash equivalents at beginning of period             3,900,494     1,530,899
                                                        ------------------------------

Cash and cash equivalents at end of period                $  1,377,905   $ 5,820,425
                                                        ==============================

See accompanying notes.

                            SBM CERTIFICATE COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1996



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the three months ended March 31, 1996, are not necessarily indicative of those to be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholder's equity.

2.   SHAREHOLDER'S EQUITY AND REGULATORY CAPITAL

     The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the Investment Company Act of 1940 (the "1940 Act"), as amended, the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($52.1 million as of March 31, 1996). The Company had qualified assets of $55.9 million at March 31, 1996 (before addition of $0.2 million of unrealized pretax gains on fixed maturities and equity securities classified as available-for-sale).

     For purposes of determining compliance with the foregoing provisions, qualified assets are valued in accordance with the District of Columbia Insurance Laws (the "D.C. Laws") as required by the 1940 Act. Qualified assets for which no provision for valuation is made in the D.C. Laws are valued in accordance with rules, regulations, or orders prescribed by the Securities and Exchange Commission. These values are the same as the financial statement carrying values, except that for financial statement purposes, fixed maturities and equity securities classified as available-for-sale are carried at fair value. For qualified asset purposes, fixed maturities classified as available-for-sale are valued at amortized cost and equity securities are valued at cost.

     Second, the Minnesota Department of Commerce has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 7.4% at March 31, 1996.

ITEM 2.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared with Three Months Ended
March 31, 1995

     The Company was acquired by ARM Financial Group, Inc. ("ARM") effective May 31, 1995 (the "Acquisition"). The results of operations for the three months ended March 31, 1995, were prepared on a historical basis and do not include the effect of purchase accounting and other adjustments resulting from the Acquisition. Therefore, 1996 results are not necessarily comparable with 1995.

     Net income for the first quarter of 1996 was $43,322 compared to a net loss of $87,796 for the first quarter of 1995. The improvement in net income was primarily attributable to 1996 net realized investment losses of $21,933, compared to 1995 net realized investment losses of $207,000. This decrease in realized investment losses was partially offset by a decrease in net investment income in 1996.

     Net investment income for the three months ended March 31, 1996 was $65,255 compared to $119,204 for the same period in 1995. The decrease in net investment income is primarily attributable to a lower net investment spread, partially offset by lower investment and other expenses (principally as a result of lower amortization of deferred charges and lower management fees charged since the Acquisition).

     Net investment spread, which is the difference between income earned on investments and interest credited on certificate reserves, decreased to $332,523 during the first three months of 1996 from $477,056 during the same period in 1995. These amounts represent the difference of 2.03% and 2.65% for the three months ended March 31, 1996 and 1995, respectively between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves . The Company's investment income decreased to $1.0 million from $1.2 million for the three months ended March 31, 1996 and 1995, respectively. These amounts represent annualized investment yields of 7.53% and 7.66% on average cash and investments of $55.7 million and $63.4 million for the three months ended March 31,1996 and 1995, respectively. This decrease in average annualized investment yield is primarily attributable to the removal from the Company's investment portfolio of $4.5 million in higher yielding collateralized mortgage obligation ("CMO") securities that were sold in December 1995 and the proceeds reinvested in lower yielding U.S. Treasury bonds. These U.S. Treasury bonds were ultimately sold and the proceeds reinvested in higher yielding CMOs during March 1996. Interest credited on certificate reserves was $717,060 and $735,938 for the three months ended March 31, 1996 and 1995, respectively. These amounts represent annualized average rates of interest credited of 5.50% and 5.01% on average certificate reserves of $52.2 million and $58.8 million for the three months ended March 31, 1996 and 1995, respectively. This increase in annualized average credited rates is a result of new and renewal certificates issued during 1996 and 1995 accumulating interest at rates higher than those certificates issued during 1994. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary.

     The decrease in investment and other expenses is primarily attributable to the decrease in management and investment advisory fees. Currently, these fees are computed as a percentage of average certificate reserves and qualified assets. Such fees have been lower since the Acquisition primarily due to ARM's lower marginal operating cost attributable to greater economies of scale. Amortization of deferred acquisition costs is lower in the first quarter of 1996 compared to the same period in 1995 as a result of the elimination of the historical deferred acquisition cost asset due to purchase accounting adjustments made in connection with the Acquisition.

     Realized investment losses were $27,333 and $314,000 during the three months ended March 31, 1996 and 1995, respectively. Realized investment losses for the first quarter of 1996 were interest-rate related and attributable to the on-going management of the Company's fixed maturities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during rising and falling interest rate environments. In order to improve liquidity during the three months ended March 31, 1995, the Company sold fixed maturity securities for proceeds of $5.0 million which resulted in $314,000 of realized investment losses. The proceeds were used to increase the Company's short-term investment position in anticipation of certificate maturities.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 97% and 98% investment grade as of March 31, 1996 and December 31, 1995 (at amortized cost), respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, having a rating on a scale used by Standard & Poor's Corporation of BBB- or above. Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represent 1.9% of the amortized cost of qualified assets at March 31, 1996.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, and U.S. Treasury securities. Mortgage-backed securities ("MBSs"), which include pass-through securities and CMOs, totaled $40.4 million at March 31, 1996 (at amortized cost), representing 72.2% of total qualified assets (61.3% at December 31, 1995). The Company's investments in CMOs, which are primarily backed by the U.S. government or U.S. government agencies, represented 58.1% and 46.6% of the Company's qualified assets (at amortized cost) as of March 31, 1996 and December 31, 1995, respectively. All mortgage-backed securities (including CMOs) are subject to the risk that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase; however, the prepayment risk associated with individual CMO structures may vary significantly.

Since the Acquisition in June 1995, a restructuring of the investment portfolio was performed to better match the duration of the investment portfolio and related certificate reserves. In addition, the Company repositioned its mix of CMO holdings to reduce positions in more volatile or highly leveraged securities in favor of the more stable or less leveraged CMO tranches. The Company monitors three year cash flow projections with the goal of maintaining an adequate level of liquidity for maturing certificates. The Company's asset/liability strategy not only allows the Company to monitor its short-term liquidity needs but also aims to provide protection to the investment portfolio from adverse changes in interest rates.

     Certificate reserves decreased $617,515 or 1.2% during the first three months of 1996, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease is the certificate of deposit marketplace currently being very competitive, as many financial institutions are offering special high rates to induce customers to open new accounts. For certificates reaching their maturity date during the three months ended March 31, 1996 and 1995, 62% and 63%, respectively, were renewed.


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K

     On February 23, 1996, the Company filed on Form 8-K to report the change in the Company's certifying accountant from Deloitte & Touche LLP to Ernst & Young LLP.

     Exhibits

10.1 Tax allocation agreement by and among the Company, ARM and certain ARM subsidiaries dated March 21, 1996 (filed herewith).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 1996.

                                       SBM CERTIFICATE COMPANY



                                             By:   /s/ EDWARD L. ZEMAN
                                                 -------------------------------
                                                 Edward L. Zeman
                                                 Executive Vice President-Chief
                                                 Financial Officer (Principal
                                                 Financial Officer


                                             By:   /s/ BARRY G. WARD
                                                 -------------------------------
                                                 Barry G. Ward
                                                 Controller (Principal
                                                 Accounting Officer)