Form 10-Q
period 1996-06-30
SBM CERTIFICATE CO
filed 1996-08-13
CIK 870398

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


                      For the period ended: June 30, 1996


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

          Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days.   [X]  Yes     [ ]   No

          As of June 30, 1996, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

          The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.
================================================================================

                               TABLE OF CONTENTS



                        PART I.  FINANCIAL INFORMATION

Item                                                                       Page
- ----                                                                       ----
1.       Financial Statements (Unaudited)
          Condensed Balance Sheets--June 30, 1996 and
           December 31, 1995................................................ 3
          Condensed Statements of Operations--Six and Three
           Months Ended June 30, 1996 and 1995.............................. 5
          Condensed Statements of Cash Flows--Six Months
           Ended June 30, 1996 and 1995..................................... 6
          Notes to Condensed Financial Statements........................... 7
2.       Management's Analysis of Results of Operations..................... 8



                          PART II.  OTHER INFORMATION

1.       Legal Proceedings................................................. 10
6.       Exhibits and Reports on Form 8-K.................................. 10

         Signatures........................................................ 11

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            SBM CERTIFICATE COMPANY
                           CONDENSED BALANCE SHEETS


                                                   JUNE 30,     DECEMBER 31,
                                                     1996           1995
- ----------------------------------------------------------------------------

                                                  (Unaudited)
ASSETS

Qualified assets:

 Cash and investments:

  Investments in securities of unaffiliated issuers:

    Fixed maturities available-for-sale, at fair value
     (amortized cost: June 30, 1996--$51,612,356;
     December 31, 1995--$53,166,600)                  $51,478,577    $54,486,378

    Equity securities, at fair value (cost:
     June 30, 1996--$435,317;
     December 31, 1995--$479,817)                         411,782        522,928

  Certificate loans                                       273,351        279,463

  Other invested assets                                   550,083        632,154

  Cash and cash equivalents                             3,176,260      3,900,494
                                                      --------------------------
 Total cash and investments                            55,890,053     59,821,417


 Receivables:

  Dividends and interest                                  507,474        397,898
                                                      --------------------------
Total qualified assets                                 56,397,527     60,219,315


Deferred acquisition costs                                117,918        113,500

Goodwill                                                  153,007        192,919

Other assets                                               42,948         54,203
                                                      --------------------------

Total assets                                          $56,711,400    $60,579,937
                                                      ==========================

                            SBM CERTIFICATE COMPANY
                     CONDENSED BALANCE SHEETS (CONTINUED)

                                                                         JUNE 30,     DECEMBER 31,
                                                                           1996           1995
- --------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Certificate reserves                                               $51,356,898     $52,459,724
    Payable for investment securities purchased                            885,233       2,454,325
    Deferred federal income taxes                                          105,135         619,148
    Accounts payable and other liabilities                                 303,612          60,582
                                                                       ---------------------------
Total liabilities                                                       52,650,878      55,593,779

Shareholder's equity:
    Common stock, 250,000 shares issued                                    250,000         250,000
    Additional paid-in capital                                           3,050,000       3,050,000
    Net unrealized gains (losses) on available-for-sale securities        (157,314)        885,878
    Retained earnings                                                      917,836         800,280
                                                                       ---------------------------
Total shareholder's equity                                               4,060,522       4,986,158
                                                                       ---------------------------

Total liabilities and shareholder's equity                             $56,711,400     $60,579,937
                                                                       ===========================

See accompanying notes.

                            SBM CERTIFICATE COMPANY
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          SIX MONTHS ENDED           THREE MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                         1996          1995          1996          1995
- ----------------------------------------------------------------------------------------------------------
Investment income:
    Interest income from securities                   $2,023,722    $2,093,119    $1,023,658    $1,047,529
    Other investment income                               99,147       329,039        49,628       161,635
                                                      ------------------------    ------------------------
Total investment income                                2,122,869     2,422,158     1,073,286     1,209,164

Investment and other expenses:
    Management and investment advisory fees              128,492       229,098        62,906       100,098
    Deferred acquisition cost amortization and
      renewal commissions                                110,949       202,554        59,971        74,319
    Real estate expenses                                 105,168        53,470        57,547        22,359
    Amortization of goodwill                              39,912         5,362        19,956         5,362
    Other expenses                                        43,105        54,978           837        38,472
                                                      ------------------------    ------------------------
Total investment and other expenses                      427,626       545,462       201,217       240,610

Interest credited on certificate reserves              1,424,164     1,481,363       707,104       745,425
                                                      ------------------------    ------------------------
Net investment income before federal income taxes        271,079       395,333       164,965       223,129

Federal income tax expense                              (107,314)      (94,000)      (66,455)      (41,000)
                                                      ------------------------    ------------------------
Net investment income                                    163,765       301,333        98,510       182,129

Realized investment gains (losses)                       (57,169)     (269,545)      (29,836)       44,455
Federal income tax benefit (expense) on realized
  investment gains and losses                             10,960       106,760         5,560          (240)
                                                      ------------------------    ------------------------
Net realized investment gains (losses)                   (46,209)     (162,785)      (24,276)       44,215
                                                      ------------------------    ------------------------

Net income                                            $  117,556    $  138,548    $   74,234    $  226,344
                                                      ========================    ========================

See accompanying notes.

                            SBM CERTIFICATE COMPANY
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                1996            1995
- ----------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                 $  1,990,278    $  1,846,381

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
    Purchases                                                (19,507,276)    (14,712,281)
    Maturities and redemptions                                 3,259,392       1,063,802
    Sales                                                     15,952,438      17,224,174
Additions to other invested assets                                    --         (81,200)
Proceeds from sale of other invested assets                      102,643         399,299
Repayments of certificate loans, net                               6,112          61,779
                                                            ----------------------------
Cash flows provided by (used in) investing activities           (186,691)      3,955,573

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders               (3,092,579)     (7,912,944)
Amounts received from face-amount certificate holders            564,758       1,991,306
Capital contribution                                                  --       1,500,000
                                                            ----------------------------
Cash flows used in financing activities                       (2,527,821)     (4,421,638)
                                                            ----------------------------
Net change in cash and cash equivalents                         (724,234)      1,380,316

Cash and cash equivalents at beginning of period               3,900,494       1,530,899
                                                            ----------------------------

Cash and cash equivalents at end of period                  $  3,176,260    $  2,911,215
                                                            ============================

See accompanying notes.

                            SBM CERTIFICATE COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the six months ended June 30, 1996 are not necessarily indicative of those to be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholder's equity.

2.   SHAREHOLDER'S EQUITY AND REGULATORY CAPITAL

     The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($51.6 million as of June 30, 1996). The Company had qualified assets of $56.6 million at June 30, 1996 (which excludes $0.2 million of unrealized pretax losses on fixed maturities and equity securities classified as available-for-sale).

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

     Second, the Minnesota Department of Commerce has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 7.4% at June 30, 1996.

3.   FEDERAL INCOME TAXES

     Federal income taxes are different from the amount determined by multiplying pretax earnings by the expected federal income tax rate of 35%. The differences are primarily attributable to goodwill amortization and changes in valuation allowances related to deferred tax assets.

ITEM 2.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

     The Company was acquired by ARM Financial Group, Inc. ("ARM") from SBM Company effective May 31, 1995 (the "Acquisition"). The results of operations for the six months ended June 30, 1995 represent the historical results of the Company for the period from January 1, 1995 to May 31, 1995 combined with the results of operations of the Company subsequent to the Acquisition from June 1, 1995 to June 30, 1995. Historical results do not include the effect of purchase accounting and other adjustments resulting from the Acquisition. Therefore, results of the current period are not completely comparable with the prior period.

     Net income for the six months ended June 30, 1996 was $117,556 compared to net income of $138,548 for the same period in 1995. Net income was essentially flat with a decrease in net investment spread being offset by lower investment and other expenses and lower net realized investment losses.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, decreased to $698,705 during the six months ended June 30, 1996 from $940,795 during the same period in 1995. These amounts reflect the difference of 2.12% and 2.72% during the six months ended June 30, 1996 and 1995, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves. The Company's investment income decreased to $2.1 million from $2.4 million for the six months ended June 30, 1996 and 1995, respectively. These amounts represent annualized investment yields of 7.61% and 7.84% on average cash and investments of $55.6 million and $60.5 million for the six months ended June 30, 1996 and 1995, respectively. This decrease in annualized investment yield is primarily attributable to a repositioning of the Company's investment portfolio in December 1995. The repositioning was performed to reduce the average duration of the investment portfolio and to minimize the Company's exposure to changing interest rates. The Company aims to control this exposure through the management of duration, convexity and cash flow characteristics of its interest bearing assets and liabilities. Interest credited on certificate reserves was $1.4 million and $1.5 million for the six months ended June 30, 1996 and 1995, respectively. These amounts represent annualized average rates of interest credited of 5.49% and 5.12% on average certificate reserves of $51.6 million and $56.5 million for the six months ended June 30, 1996 and 1995, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally higher than contracts that matured during that period, resulting in the overall increase in the average credited rate.

     The decrease in investment and other expenses is primarily attributable to the decrease in management and investment advisory fees and a net decrease in amortization, partially offset by an increase in real estate expenses. Currently, management and investment advisory fees are computed as a percentage of average certificate reserves and qualified assets. Such fees have been lower since the Acquisition primarily due to ARM's lower marginal operating cost attributable to greater economies of scale.

     Realized investment losses were $57,169 and $269,545 during the six months ended June 30, 1996 and 1995, respectively. Realized investment losses for the first six months of 1996 were interest-rate related and attributable to the ongoing management of the Company's fixed maturities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during rising and falling interest rate environments. Realized investment losses for the first six months of 1995 were interest-rate related and resulted from the sale of fixed maturity securities in order to improve liquidity through May 31, 1995. The proceeds were primarily used to increase the Company's short-term investment position in anticipation of certificate maturities.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting credit and liquidity risks. The Company's investments in fixed maturities were 98% investment grade as of June 30, 1996 and December 31, 1995 (at amortized cost). Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, having a rating on a scale used by Standard & Poor's Corporation of BBB- or above. Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represent 1% of qualified assets at June 30, 1996.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, and U.S. Treasury securities. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs") totaled $35.2 million at June 30, 1996 (at amortized cost), representing 62.2% of total qualified assets (61.3% at December 31, 1995). The Company's investments in CMOs, which are primarily backed by the U.S. government or U.S. government agencies, represented 51.7% and 46.6% of the Company's qualified assets (at amortized cost) as of June 30, 1996 and December 31, 1995, respectively. All MBSs (including CMOs) are subject to the risk that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase; however, the prepayment risk associated with individual CMO structures may vary significantly. The Company regularly evaluates its mix of CMO holdings with the aim of reducing positions in more volatile or highly leveraged securities in favor of the more stable or less leveraged

CMO tranches. The ongoing management of the Company's investment portfolio is a significant component of the Company's asset/liability management strategy. The Company monitors three year cash flow projections with the goal of maintaining an adequate level of liquidity for maturing certificates. The Company's asset/liability management strategy not only allows the Company to monitor its short-term liquidity needs but also aims to provide protection to the investment portfolio from adverse changes in interest rates.

     Certificate reserves decreased $1.1 million or 2.1% during the first six months of 1996, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease is the certificate of deposit marketplace currently being very competitive, as many financial institutions are offering special high rates to induce customers to open new accounts. For certificates reaching their maturity date during the six months ended June 30, 1996 and 1995, 69% and 71%, respectively, were renewed.


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

     Exhibits

     No exhibits are filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1996.

                             SBM CERTIFICATE COMPANY



                                  By:    /s/ EDWARD L. ZEMAN
                                      -----------------------------------
                                      Edward L. Zeman
                                      Executive Vice President-Chief
                                      Financial Officer (Principal Financial
                                      Officer)


                                  By:    /s/ BARRY G. WARD
                                      --------------------------------------
                                      Barry G. Ward
                                      Controller (Principal Accounting
                                      Officer)