Form 10-Q
period 1996-09-30
SBM CERTIFICATE CO
filed 1996-11-13
CIK 870398

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


              For the quarterly period ended: September 30, 1996


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
         515 WEST MARKET STREET
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

          As of November 12, 1996, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

          The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                               TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----

                        PART I.  FINANCIAL INFORMATION


 1.  Financial Statements (Unaudited)
       Condensed Balance Sheets--September 30, 1996 and
         December 31, 1995................................................     3
       Condensed Statements of Operations--Nine and Three
         Months Ended September 30, 1996 and 1995.........................     5
       Condensed Statements of Cash Flows--Nine
         Months Ended September 30, 1996 and 1995.........................     6
       Notes to Condensed Financial Statements............................     7
 2.  Management's Analysis of Results of Operations.......................     8


                          PART II.  OTHER INFORMATION

 1.  Legal Proceedings....................................................    12
 6.  Exhibits and Reports on Form 8-K.....................................    12

     Signatures...........................................................    13

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SBM CERTIFICATE COMPANY
                            CONDENSED BALANCE SHEETS

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                1996            1995
-------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS

Qualified assets:

 Cash and investments:

 Investments in securities of unaffiliated issuers:

  Fixed maturities available-for-sale, at fair value (amortized cost:
    September 30, 1996--$50,355,615; December 31,
    1995--$53,166,600)                                                       $50,419,472    $54,486,378

  Equity securities, at fair value (cost:  September 30,
   1996--$435,317; December 31, 1995--$479,817)                                  414,870        522,928

 Certificate loans                                                               273,858        279,463

 Other invested assets                                                           535,909        632,154

 Cash and cash equivalents                                                     3,803,291      3,900,494
                                                                             --------------------------
 Total cash and investments                                                   55,447,400     59,821,417

 Receivables:

 Dividends and interest                                                          435,687        397,898
                                                                             --------------------------
Total qualified assets                                                        55,883,087     60,219,315



Deferred acquisition costs                                                       130,708        113,500

Goodwill                                                                         133,051        192,919

Other assets                                                                      36,526         54,203
                                                                             --------------------------

Total assets                                                                 $56,183,372    $60,579,937
                                                                             ==========================

                          SBM CERTIFICATE COMPANY
                    CONDENSED BALANCE SHEETS (CONTINUED)

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                               1996           1995
--------------------------------------------------------------------------------------
                                                           (Unaudited)
Liabilities and shareholder's equity
Liabilities:
 Certificate reserves                                       $50,610,674    $52,459,724
 Payable for investment securities purchased                    969,728      2,454,325
 Deferred federal income taxes                                   63,751        619,148
 Payable to affiliates                                          201,659         58,312
 Accounts payable and other liabilities                          46,111          2,270
                                                            --------------------------
Total liabilities                                            51,891,923     55,593,779
Shareholder's equity:
 Common stock, 250,000 shares issued                            250,000        250,000
 Additional paid-in capital                                   3,050,000      3,050,000
 Net unrealized gains on available-for-sale securities           43,410        885,878
 Retained earnings                                              948,039        800,280
                                                            --------------------------
Total shareholder's equity                                    4,291,449      4,986,158
                                                            --------------------------
Total liabilities and shareholder's equity                  $56,183,372    $60,579,937
                                                            ==========================

See accompanying notes.

                            SBM CERTIFICATE COMPANY
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        NINE MONTHS ENDED          THREE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                        1996         1995         1996             1995
----------------------------------------------------------------------------------------------------------
Investment income:
 Interest income from securities                    $ 3,067,561   $ 3,197,029   $ 1,043,839    $ 1,103,910
 Other investment income                                151,094       492,234        51,947        163,195
                                                    -------------------------   --------------------------
Total investment income                               3,218,655     3,689,263     1,095,786      1,267,105

Investment and other expenses:
 Management and investment advisory fees                184,872       294,813        56,380         65,715
Deferred acquisition cost amortization and
 renewal commissions                                    177,081       245,400        66,132         42,846
Real estate expenses                                    172,881        82,060        67,713         28,590
Amortization of goodwill                                 59,868        21,448        19,956         16,086
Other expenses                                           46,867        73,877         3,762         18,899
                                                    -------------------------   --------------------------
Total investment and other expenses                     641,569       717,598       213,943        172,136


Interest credited on certificate reserves             2,127,124     2,215,583       702,960        734,220
                                                    -------------------------   --------------------------
Net investment income before federal income taxes       449,962       756,082       178,883        360,749

Federal income tax expense                             (160,555)     (141,324)      (53,241)       (47,324)
                                                    -------------------------   --------------------------
Net investment income                                   289,407       614,758       125,642        313,425

Realized investment gains (losses)                     (154,640)      194,177       (97,471)       463,722

Federal income tax benefit (expense) on realized
 investment gains and losses                             12,992       (71,102)        2,032       (177,862)
                                                    -------------------------   --------------------------
Net realized investment gains (losses)                 (141,648)      123,075       (95,439)       285,860
                                                    -------------------------   --------------------------

Net income                                          $   147,759  $   737,833    $    30,203    $   599,285
                                                    =========================   ==========================

See accompanying notes.

                            SBM CERTIFICATE COMPANY
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                              1996           1995
-------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES               $  2,913,895   $  2,932,974

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
   Purchases                                               (26,944,692)   (29,436,747)
   Maturities and redemptions                                4,720,513      1,799,645
   Sales                                                    23,079,773     30,677,072
Additions to other invested assets                                  --        (81,200)
Proceeds from sale of other invested assets                    104,816        414,296
Repayments of certificate loans, net                             5,605         58,635
                                                          ---------------------------
Cash flows provided by investing activities                    966,015      3,431,701

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders             (4,793,339)   (11,326,133)
Amounts received from face-amount certificate holders          816,226      2,190,766
Capital contribution                                                --      1,500,000
                                                          ---------------------------
Cash flows used in financing activities                     (3,977,113)    (7,635,367)
                                                          ---------------------------
Net change in cash and cash equivalents                        (97,203)    (1,270,692)

Cash and cash equivalents at beginning of period             3,900,494      1,530,899
                                                          ---------------------------
Cash and cash equivalents at end of period                $  3,803,291   $    260,207
                                                          ===========================

See accompanying notes.

                            SBM CERTIFICATE COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1996



1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the nine months ended September 30, 1996, are not necessarily indicative of those to be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholder's equity.

2.  SHAREHOLDER'S EQUITY AND REGULATORY CAPITAL

     The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($50.9 million as of September 30, 1996). The Company had qualified assets of $55.8 million at September 30, 1996 (which excludes $43,410 of unrealized pretax gains on fixed maturities and equity securities classified as available-for-sale).

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

     Second, the Minnesota Department of Commerce has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 7.6% at September 30, 1996.

3. FEDERAL INCOME TAXES

     Federal income taxes are different from the amount determined by multiplying pretax earnings by the expected federal income tax rate of 35%. The differences are primarily attributable to non-deductible goodwill amortization and changes in valuation allowances related to deferred tax assets.

ITEM 2. MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

     The Company was acquired by ARM Financial Group, Inc. ("ARM") in connection with ARM's acquisition of substantially all of the assets and business operations of SBM Company effective May 31, 1995 (the "Acquisition"). The results of operations for the nine months ended September 30, 1995 represent the historical results of the Company for the period from January 1, 1995 to May 31, 1995 combined with the results of operations of the Company subsequent to the Acquisition from June 1, 1995 to September 30, 1995. Historical results of operations are not completely comparable with results of operations subsequent to the Acquisition primarily due to differing asset/liability management strategies and expense allocation methodologies of ARM and SBM Company management. Therefore, results of operations of the current year to date period are not completely comparable with the corresponding prior period.

     Net income for the nine months ended September 30, 1996 was $147,759 compared to $737,833 for the same period in 1995. Net investment income (net income excluding realized investment gains and losses net of taxes) was $289,407 and $614,758 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in net investment income was primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, decreased to $1,091,531 during the nine months ended September 30, 1996 from $1,473,680 during the same period in 1995. These amounts reflect net investment spread of 2.20% and 2.93% during the nine months ended September 30, 1996 and 1995, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves. The Company's investment income decreased to $3.2 million from $3.7 million for the nine months ended September 30, 1996 and 1995, respectively. These amounts represent annualized investment yields of 7.70% and 8.14% on average cash and investments of $55.7 million and $60.4 million for the nine months ended September 30, 1996 and 1995, respectively. This decrease in annualized investment yield on cash and investments was primarily attributable to a reduction in the average duration of the investment portfolio and the December 1995 sale of the Company's mortgage loan portfolio. The proceeds from the sale were invested in fixed maturities with lower yields.

     Interest credited on certificate reserves was $2.1 million and $2.2 million for the nine months ended September 30, 1996 and 1995, respectively. These amounts represent annualized average rates of interest credited of 5.50% and 5.21% on average certificate reserves of $50.6 million and $56.7 million for the nine months ended September 30, 1996 and 1995, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally higher than contracts that matured during that period, resulting in the overall increase in the average crediting rate.

     The decrease in investment and other expenses was primarily attributable to the decrease in management and investment advisory fees. Currently, management and investment advisory fees are computed as a percentage of average certificate reserves and qualified assets. Such fees have been lower since the Acquisition primarily as a result of ARM's lower marginal operating cost attributable to greater economies of scale since the Acquisition.

     Realized investment losses were $154,640 for the nine months ended September 30, 1996 compared to realized investment gains of $194,177 during the nine months ended September 30, 1995. Realized investment gains and losses were interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in realized investment gains and losses.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting credit and liquidity risks. The Company's investments in fixed maturities were 98% investment grade as of September 30, 1996 and December 31, 1995. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, having a rating on a scale used by Standard & Poor's Corporation of BBB- or above. Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented 1% of qualified assets at September 30, 1996.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, and U.S. Treasury securities. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $34.3 million at September 30, 1996, representing 61.4% of total qualified assets (also 61.4% at December 31, 1995). The Company's investments in CMOs, which are primarily backed by the U.S. government or U.S. government agencies, represented 48.3% and 47.3% of the Company's qualified assets as of September 30, 1996 and December 31, 1995, respectively. MBSs (including CMOs) are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either gains or losses due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Also, the Company monitors three year cash flow projections with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategy not only allows the Company to monitor its short-term liquidity needs but also aims to provide protection to the investment portfolio from adverse changes in interest rates.

     Certificate reserves decreased $1.8 million or 3.5% during the first nine months of 1996, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease was the certificate of deposit marketplace currently being very competitive, as many financial institutions are offering special high rates to induce customers to open new accounts. For face-amount certificates reaching their maturity date during the nine months ended September 30, 1996 and 1995, 72% were renewed in each period.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

     Exhibits

     No exhibits are filed herewith.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1996.

                            SBM CERTIFICATE COMPANY



                                  By:  /s/ EDWARD L. ZEMAN
                                      --------------------------------------
                                      Edward L. Zeman
                                      Executive Vice President-Chief
                                      Financial Officer (Principal Financial
                                      Officer)


                                  By:  /s/ BARRY G. WARD
                                      --------------------------------------
                                      Barry G. Ward
                                      Controller (Principal Accounting
                                      Officer)