Form 10-K
period 1996-12-31
SBM CERTIFICATE CO
filed 1997-02-28
CIK 870398

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                     ------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1996  Commission file number:  811-6268

                                     ------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             /X/   Yes     / /   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 / /

     As of February 15, 1997 250,000 shares of the registrant's common stock were outstanding. The registrant is a wholly owned subsidiary and its common stock is not traded on a public market.


                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

     The registrant meets the conditions set forth in General Instruction J (1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I

     1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
     2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
     3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  5
     4.   Submission of Matters to a Vote of Security Holders. . . . . . .  5


                                     PART II

     5.   Market for Registrant's Common Equity
            and Related Stockholder Matters. . . . . . . . . . . . . . . .  6
     6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . .  6
     7.   Management's Discussion and Analysis of
            Results of Operations and Financial Condition. . . . . . . . .  6
     8.   Financial Statements and Supplementary Data. . . . . . . . . . . 11
     9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . . . . . 31


                                    PART III

     10.  Directors and Executive Officers of the Registrant . . . . . . . 32
     11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . 32
     12.  Security Ownership of Certain Beneficial Owners and Management . 32
     13.  Certain Relationships and Related Transactions . . . . . . . . . 32


                                     PART IV

     14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  33

                                     PART I

ITEM 1.   BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS
        SBM Certificate Company (the "Company") was incorporated in Minnesota in June of 1990, to assume the face-amount certificate business of SBM Company ("SBM"). Effective December 31, 1993, SBM transferred all of the Company's shares of common stock to its wholly owned subsidiary, State Bond and Mortgage Life Insurance Company ("SBM Life"). On June 14, 1995, the Company became a wholly owned subsidiary of ARM Financial Group, Inc. ("ARM") pursuant to ARM's purchase of substantially all of the assets and business operations of SBM (the "Acquisition"). ARM specializes in the asset accumulation business, providing retail and institutional customers with products designed to serve the growing retirement and long-term savings markets as well as providing other asset management services. At
     December 31, 1996 ARM had $7.6 billion of assets under management.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
        The Company has one business segment.

(c)  NARRATIVE DESCRIPTION OF BUSINESS
        The Company is an issuer of fixed-rate face-amount certificates registered under the Investment Company Act of 1940 (the "1940 Act"). A face-amount certificate is an obligation of the Company requiring the Company to pay certificate holders the original invested amount of the certificate, plus a three-year fixed-rate return, at a given maturity date. The Company selects the interest rate offered on the face-amount certificates based on the short to intermediate term sections of the yield curve. Face-amount certificates, which are similar to bank certificates of deposit, generally compete with various types of individual savings products offered by banks and insurance companies that provide a fixed rate of return on investors' money. The Company's face-amount certificates are sold primarily in Minnesota, Iowa, South Dakota and California.

          The Company's face-amount certificates are distributed by ARM Securities Corporation ("ARM Securities"), a wholly owned subsidiary of ARM, pursuant to an Underwriting Agreement. Prior to November 29, 1996, ARM Securities operated under the name SBM Financial Services, Inc. ARM Securities currently uses a network of independent agents to sell and service the business. The Company continues to investigate opportunities to expand upon its distribution channels. ARM Securities is registered with the Securities and Exchange Commission (the "SEC") as a broker-dealer under the provisions of the Securities Exchange Act of 1934.

          The Company's gross margin is derived primarily from the margin between earnings on investments and amounts paid or credited on its fixed-rate certificate deposits ("net investment spread"). The Company's net income is determined by deducting investment and other expenses and federal income taxes from gross margin. The net investment spread is affected by general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on the Company's earnings.

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

          Like many financial services companies which offer investment opportunities to the public, the Company is subject to regulation and supervision by federal and state regulators. The 1940 Act and rules issued by the SEC thereunder specify certain terms for face-amount certificates, the method for calculating reserve liabilities on outstanding certificates, the minimum amounts and types of investments to be deposited with a qualified custodian to support such reserve liabilities, and a variety of other restrictions on the operation and governance of a face-amount certificate company. Pursuant to statutory authority, the Minnesota Department of Commerce ("MDC") and the Illinois Secretary of State exercise supervisory powers over the Company's face-amount certificate business similar to those under the 1940 Act. In addition, the MDC conducts examinations of the Company on a periodic basis. The offer and sale of the Company's face-amount certificates also are subject to federal and state securities laws.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

        The Company has no foreign operations.

ITEM 2.   PROPERTIES

     The Company's and ARM's corporate executive offices (the "Corporate Offices") are located at 515 West Market Street, Louisville, Kentucky. The main telephone number for the Corporate Offices is (502) 582-7900. The Corporate Offices are the location of the Company's executive officers and the primary location for ARM's accounting, legal and marketing activities and various other support personnel.

     The Company's administrative offices are located in New Ulm, Minnesota, at 100 North Minnesota Street, in a building owned by the Company. The building has a total office space of approximately 49,000 square feet. A significant portion of the building (approximately 15,000 square feet) is leased exclusively to State Bank & Trust Company of New Ulm, a former subsidiary of SBM. Parts of the building are leased to other persons.

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     There is currently no public market or trading in the common stock of the Company. All of the Company's 250,000 outstanding shares of common stock are held by ARM as of December 31, 1996. The Company has never paid cash dividends on its common stock.

     The Company is subject to two principal restrictions on its ability to pay dividends in addition to the generally applicable restrictions and requirements of Minnesota corporate law. First, pursuant to Section 28(b) of the 1940 Act, the Company is required to establish and maintain qualified assets having a value not less than the aggregate of certificate reserves plus $250,000. Second, the MDC has determined that face-amount certificate companies such as the Company should maintain a ratio of shareholder's equity to total assets of a minimum of 5%. For purposes of determining compliance with both requirements, assets are based upon a valuation of available-for-sale securities reflected at amortized cost. The Company could not pay dividends if it did not meet both of these two requirements or if payment of a dividend would cause it not to meet such requirements. As of December 31, 1996, the Company had qualified assets in excess of certificate reserves plus $250,000 of $4.6 million and assets in excess of the 5% ratio of $2.1 million.

ITEM 6.   SELECTED FINANCIAL DATA

     This information is omitted in accordance with Instruction (J)(2)(a) to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The Company was acquired by ARM in connection with ARM's acquisition of substantially all of the assets and business operations of SBM effective May 31, 1995. The results of operations for the year ended December 31, 1995 represent the historical results of the Company for the period from January 1, 1995 to May 31, 1995 combined with the results of operations of the Company subsequent to the Acquisition from June 1, 1995 to December 31, 1995. Historical results of operations are not completely comparable with results of operations subsequent to the Acquisition primarily due to differing asset/liability management strategies and expense allocation methodologies of ARM and SBM management. Therefore, results of operations for the year ended December 31, 1996, are not completely comparable with the prior year.

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

     During 1996, net income was $731,981 compared to $776,739 in 1995. Net investment income (net income excluding realized investment gains and losses net of tax) was $414,670 and $595,354 for 1996 and 1995, respectively. The decrease in net investment income was primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses and lower federal income tax expense.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, decreased to $1.5 million during 1996 from $2.0 million in 1995. These amounts reflect net investment spread of 2.23% and 2.97% during 1996 and 1995, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves. The Company's investment income decreased to $4.3 million from $4.9 million for 1996 and 1995, respectively. These amounts represent investment yields of 7.73% and 8.21% on average cash and investments of $54.9 million and $56.3 million for 1996 and 1995, respectively. This decrease in investment yield on cash and investments was primarily attributable to a reduction in the average duration of the investment portfolio during 1996 and to the December 1995 sale of the Company's mortgage loan portfolio. The proceeds from the sale of mortgage loans were invested in fixed maturities of a generally higher quality, but with lower yields.

     Interest credited on certificate reserves was $2.8 million and $2.9 million for 1996 and 1995, respectively. These amounts represent average rates of interest credited of 5.50% and 5.24% on average certificate reserves of $50.4 million and $52.9 million for 1996 and 1995, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustment, up or down, on new certificates are made as the Company deems necessary. New and renewal contracts issued and outstanding during the past year have crediting rates that are generally higher than contracts that matured or surrendered during the period, resulting in the overall increase in the average crediting rate.

     Investment and other expenses were $815,094 and $957,593 for 1996 and 1995, respectively. The decrease in investment and other expenses was primarily attributable to the decrease in management and investment advisory fees. Currently, management and investment advisory fees are computed as a percentage of average certificate reserves and qualified assets. Such fees have been lower since the Acquisition primarily as a result of ARM's lower marginal operating cost attributable to greater economies of scale since the Acquisition.

     Realized investment gains were $485,135 and $283,885 for 1996 and 1995, respectively. These realized investment gains were interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) are sold during rising and falling interest rate environments which can result in period-to-period swings in realized investment gains and losses.

     Certificate reserves decreased $2.3 million or 4.3% during 1996, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease was the certificate of deposit marketplace currently being very competitive, as many financial institutions are offering special high rates to induce customers to open new accounts. For face-amount certificates reaching their maturity date during 1996 and 1995, 73% and 72%, respectively, were renewed.

1995 COMPARED WITH 1994

     During 1995, net income was $776,739 compared to $383,203 in 1994. Net investment income was $595,354 and $363,420 for 1995 and 1994, respectively. The increase in net investment income was primarily attributable to a higher net investment spread and lower investment and other expenses.

     Net investment spread increased to $2.0 million during 1995 from $1.8 million in 1994. These amounts reflect net investment spread of 2.97% and 2.10% during 1995 and 1994, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves. The Company's investment income decreased to $4.9 million from $5.3 million for 1995 and 1994, respectively. The investment yields for 1995 and 1994 were 8.21% and 7.63% on average cash and investments of $56.3 million and $66.1 million, respectively. This increase in investment yield was attributable to higher yields attained as a result of a restructuring of the investment portfolio subsequent to the Acquisition, as well as accretion resulting from purchase accounting adjustment.

     Interest credited on certificate reserves was $2.9 million and $3.6 million for 1995 and 1994, respectively. These amounts represent average rates of interest credited of 5.24% and 5.53% on average certificate reserves of $52.9 million and $62.2 million for 1995 and 1994, respectively. This decrease is a result of new and renewal certificates issued during 1995 accumulating interest at rates lower than contracts that matured or surrendered.

     The decrease in investment and other expenses was primarily attributable to the decrease in management and investment advisory fees since the Acquisition and lower amortization of deferred charges.

     Realized investment gains were $283,885 and $29,783 for 1995 and 1994, respectively. Realized investment gains were interest-rate related and attributable to the asset/liability management strategies of the Company.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 98% investment grade for the years ended December 31, 1996 and 1995. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation of BBB- or above. Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented 1.0% and 1.1% of qualified assets at December 31, 1996 and 1995, respectively. As of December 31, 1996, the Company held no securities which had defaulted on principal or interest payments.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $32.6 million at December 31, 1996, representing 58.9% of total qualified assets (61.4% at December 31, 1995). The Company's investments in CMOs, which are primarily backed by the U.S. Government or U.S. Government agencies, represented 52.8% and 47.3% of the Company's qualified assets as of December 31, 1996 and 1995, respectively. MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either gains or losses due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Also, the Company monitors three year cash flow projections with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

     In December 1995, the Company sold virtually all of its mortgage loan portfolio resulting in a loss of approximately $65,000.

     Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," adopted as of January 1, 1994, the Company currently classifies its fixed maturity and equity securities as available-for-sale. Such securities are carried at fair value and changes in fair value, net of related deferred income taxes, are charged or credited directly to shareholder's equity. The decrease in interest rates after the Acquisition, at which time the Company's invested assets were restated to fair value in accordance with purchase accounting rules, and then the subsequent rise in interest rates during the year ended December 31, 1996, have resulted in unrealized gains of $231,541 (net of $124,676 in deferred income taxes) compared to unrealized gains of $885,878 (net of $477,011 in deferred income taxes) as of December 31, 1995. Volatility in reported shareholder's equity occurs as a result of SFAS No. 115 which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values.

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

     As of December 31, 1996, the Company had $4.6 million of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with
Section 28(b) of the 1940 Act. In addition, the MDC has certain regulatory authority over the Company. The MDC has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 8.7% at December 31, 1996.

     The primary liquidity requirement of the Company relates to its payment of certificate maturities and surrenders. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments.

     At December 31, 1996, cash and cash equivalents totaled $3.2 million, a decrease of $0.7 million from December 31, 1995. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     Cash flows of $3.6 million, $4.1 million, and $4.2 million were generated from operating activities in 1996, 1995, and 1994, respectively. These cash flows resulted principally from investment income, less management and investment advisory fees and commissions paid. Proceeds from sales, redemptions and maturities of investments generated $39.4 million, $51.8 million, and $10.6 million in cash flows during 1996, 1995, and 1994, respectively, which were offset by purchases of investments of $38.5 million, $44.2 million, and $5.1 million, respectively. The higher purchases and sales of investments during 1995 were a result of the initial restructuring of the Company's investment portfolio following the Acquisition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

FINANCIAL STATEMENTS

Reports of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . 12
Balance Sheets as of December 31, 1996 and 1995. . . . . . . . . . . . . . 14
Statements of Operations for the Years Ended December 31, 1996, 1995,
  and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Statements of Shareholder's Equity for the Years Ended December 31, 1996,
  1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
Statements of Cash Flows for the Years Ended December 31, 1996, 1995
  and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 19

SUPPLEMENTARY DATA
None

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
SBM Certificate Company

We have audited the accompanying balance sheets of SBM Certificate Company as of December 31, 1996 and 1995, and the related statements of income, shareholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                           /s/ Ernst & Young LLP


Louisville, Kentucky
February 12, 1997

INDEPENDENT AUDITORS' REPORT

Board of Directors
SBM Certificate Company

We have audited the statements of income and of cash flows of SBM Certificate Company (the "Company") for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of SBM Certificate Company's operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

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


/s/ Deloitte and Touche LLP
Minneapolis, Minnesota
March 29, 1995



                                          SBM CERTIFICATE COMPANY
                                               BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
                                                                                           DECEMBER 31,
                                                                                       1996           1995
----------------------------------------------------------------------------------------------------------------

ASSETS
Qualified assets:
  Cash and investments:
    Investments in securities of unaffiliated issuers:
      Fixed maturities available-for-sale, at fair value (amortized cost:
        1996-$49,863,826; 1995-$53,076,255)                                        $ 50,169,361   $ 54,388,115
      Equity securities, at fair value (cost: 1996-$493,912; 1995-$570,162)             544,594        621,191
    Certificate loans                                                                   273,368        279,463
    Other invested assets                                                               523,083        632,154
    Cash and cash equivalents                                                         3,247,192      3,900,494
                                                                                 --------------------------------
  Total cash and investments                                                         54,757,598     59,821,417

  Receivables:
    Dividends and interest                                                              533,958        397,898
    Receivable for investment securities sold                                           122,570             --
                                                                                 --------------------------------
  Total receivables                                                                     656,528        397,898
                                                                                 --------------------------------
Total qualified assets                                                               55,414,126     60,219,315


Deferred acquisition cost                                                               132,163        113,500
Goodwill                                                                                113,095        192,919
Other assets                                                                             66,163         54,203
                                                                                 --------------------------------

Total assets                                                                       $ 55,725,547   $ 60,579,937
                                                                                 --------------------------------
                                                                                 --------------------------------



                                                  SBM CERTIFICATE COMPANY
                                                BALANCE SHEETS (CONTINUED)

----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
                                                                                          DECEMBER 31,
                                                                                       1996           1995
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Certificate reserves                                                             $ 50,186,386   $ 52,459,724
  Payable for investment securities purchased                                                --      2,454,325
  Deferred federal income taxes                                                         445,419        619,148
  Accounts payable and other liabilities                                                 29,940         60,582
                                                                                 --------------------------------
Total liabilities                                                                    50,661,745     55,593,779

Shareholder's equity:
  Common stock, $1 par value; 1,000,000 shares authorized;
    250,000 shares issued and outstanding                                               250,000        250,000
  Additional paid-in capital                                                          3,050,000      3,050,000
  Net unrealized gains on available-for-sale securities                                 231,541        885,878
  Retained earnings                                                                   1,532,261        800,280
                                                                                 --------------------------------
Total shareholder's equity                                                            5,063,802      4,986,158
                                                                                 --------------------------------

Total liabilities and shareholder's equity                                          $55,725,547    $60,579,937
                                                                                 --------------------------------
                                                                                 --------------------------------


SEE ACCOMPANYING NOTES.


                                        SBM CERTIFICATE COMPANY
                                       STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                          1996           1995           1994
--------------------------------------------------------------------------------------------------

Investment income:
  Interest income from securities                     $ 4,089,948    $ 4,276,460    $ 4,590,206
  Interest income from mortgage loans                          --        366,321        439,709
  Other investment income                                 200,127        246,597        296,010
                                                   -----------------------------------------------
Total investment income                                 4,290,075      4,889,378      5,325,925

Investment and other expenses:
  Management and investment advisory fees                 246,468        358,486        516,000
  Deferred acquisition cost amortization and renewal
    commissions                                           245,126        289,875        518,782
  Real estate expenses                                    205,029        137,777        112,772
  Amortization of goodwill                                 79,824         92,248             --
  Other expenses                                           38,647         79,207         77,876
                                                   -----------------------------------------------
Total investment and other expenses                       815,094        957,593      1,225,430

Interest credited on certificate reserves               2,821,912      2,929,357      3,575,075
                                                   -----------------------------------------------
Net investment income before federal
  income taxes                                            653,069      1,002,428        525,420
Federal income tax expense                               (238,399)      (407,074)      (162,000)
                                                   -----------------------------------------------
Net investment income                                     414,670        595,354        363,420

Realized investment gains                                 485,135        283,885         29,783
Federal income tax expense on realized investment
  gains                                                  (167,824)      (102,500)       (10,000)
                                                   -----------------------------------------------
Net realized investment gains                             317,311        181,385         19,783
                                                   -----------------------------------------------

Net income                                            $   731,981    $   776,739    $   383,203

                                                   -----------------------------------------------
                                                   -----------------------------------------------


SEE ACCOMPANYING NOTES.


                            SBM CERTIFICATE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY




----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                                                               NET
                                                                           UNREALIZED
                                                                         GAINS (LOSSES)
                                                            ADDITIONAL    ON AVAILABLE-                     TOTAL
                                               COMMON         PAID-IN       FOR-SALE       RETAINED     SHAREHOLDER'S
                                                STOCK         CAPITAL      SECURITIES      EARNINGS        EQUITY
----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                    $   250,000    $ 3,740,006      $(165,742)   $    56,373    $ 3,880,637

 Adjustment to beginning balance for
   change in accounting method, net
   of income taxes of $403,000                                                782,000                      782,000
 Net income                                                                                  383,203        383,203
 Change in net unrealized losses on
   available-for-sale securities                                           (4,858,917)                   (4,858,917)
                                         -----------------------------------------------------------------------------
Balance, December 31, 1994                      250,000      3,740,006     (4,242,659)       439,576        186,923
 Net income                                                                                  776,739        776,739
 Capital contribution from SBM Life                          1,500,000                                    1,500,000
 Purchase accounting adjustment
    (NOTE 2)                                                (2,190,006)     1,066,442       (416,035)    (1,539,599)
 Change in net unrealized gains
   (losses) on available-for-sale
   securities                                                               4,062,095                     4,062,095
                                         -----------------------------------------------------------------------------

Balance, December 31, 1995                      250,000      3,050,000        885,878        800,280      4,986,158

 Net income                                                                                  731,981        731,981
 Change in net unrealized gains on
   available-for-sale securities                                             (654,337)                     (654,337)
                                         -----------------------------------------------------------------------------
Balance, December 31, 1996                  $   250,000    $ 3,050,000    $   231,541    $ 1,532,261    $ 5,063,802
                                         -----------------------------------------------------------------------------
                                         -----------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.


                                                SBM CERTIFICATE COMPANY
                                               STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                              1996           1995           1994
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                $   731,981    $   776,739    $   383,203
Adjustments to reconcile net income to cash flows provided
 by operating activities:
   Provision for certificate reserves                                       2,821,912      2,929,357      3,575,075
   Realized investment gains                                                 (485,135)      (283,885)       (29,783)
   Deferral of acquisition costs                                             (263,788)      (430,852)      (507,996)
   Amortization of deferred acquisition costs and
     renewal commissions                                                      245,126        289,875        518,782
   Other amortization and depreciation                                        530,429        228,861        (75,111)
   Deferred tax expense                                                       178,606        295,464         20,000
    (Increase) decrease in dividends and interest receivable                 (136,060)        34,571         30,851
   Changes in other assets and liabilities                                    (40,816)       250,559        236,812
                                                                        ---------------------------------------------
Cash flows provided by operating activities                                 3,582,255      4,090,689      4,151,833

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments available-for-sale:
 Purchases                                                                (38,523,432)   (44,224,876)    (3,922,397)
 Maturities and redemptions                                                 5,642,891      2,627,400      7,563,300
 Sales                                                                     33,578,496     44,977,473             --
Fixed maturity investments held-to-maturity:
 Purchases                                                                         --             --     (1,180,893)
 Maturities and redemptions                                                        --         51,500      2,761,816
Sales, maturities and redemptions--mortgage loans                             155,643      4,192,459        144,109
Additions to other invested assets                                                 --        (81,200)            --
Proceeds from sale of other invested assets                                        --             --        156,453
Repayment of certificate loans, net                                             6,095         59,416         11,494
                                                                        ---------------------------------------------
Cash flows provided by investing activities                                   859,693      7,602,172      5,533,882

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                            (6,063,787)   (13,322,027)   (13,973,106)
Amounts received from face-amount certificate holders                         968,537      2,498,761      3,689,960
Capital contribution                                                               --      1,500,000             --
                                                                        ---------------------------------------------
Cash flows used in financing activities                                    (5,095,250)    (9,323,266)   (10,283,146)
                                                                        ---------------------------------------------

Net change in cash and cash equivalents                                      (653,302)     2,369,595       (597,431)
Cash and cash equivalents at beginning of year                              3,900,494      1,530,899      2,128,330
                                                                        ---------------------------------------------

Cash and cash equivalents at end of year                                  $ 3,247,192    $ 3,900,494    $ 1,530,899
                                                                        ---------------------------------------------
                                                                        ---------------------------------------------

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

     On June 14, 1995, ARM Financial Group, Inc. ("ARM"), completed the acquisition of substantially all of the assets and business operations of SBM, including all of the issued and outstanding common stock of SBM's subsidiaries, SBM Life and SBM Financial Services, Inc (the "Acquisition"). On November 29, 1996, SBM Financial Services, Inc. changed its name to ARM Securities Corporation ("ARM Securities"). By virtue of the Acquisition, ARM acquired control of the Company, a wholly owned subsidiary of SBM Life. Concurrent with the Acquisition, ARM acquired all outstanding shares of the authorized common stock of the Company from SBM Life for a purchase price of $3.3 million.

NATURE OF OPERATIONS
     The Company is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the "1940 Act"). A face-amount certificate is an obligation of the Company requiring the Company to pay certificate holders the original invested amount of the certificate, plus a three-year fixed-rate return, at a given maturity date. The Company's face-amount certificates are sold primarily in Minnesota, Iowa, South Dakota and California. Face-amount certificates, which are similar to bank certificates of deposit, generally compete with various types of individual savings products offered by banks and insurance companies that provide a fixed rate of return on investors' money.

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

INVESTMENTS
     Fixed maturities and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholder's equity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amortized cost of fixed maturities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization or accretion is computed using the interest method and is included in investment income. Anticipated prepayments on mortgage-backed securities are considered in determining the effective yield on such securities. If a difference arises between anticipated and actual prepayments, the carrying value of the investment is adjusted with a corresponding charge or credit to investment income. Interest and dividends are included in investment income. Certificate loans are carried at their unpaid principal balances. Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the time of purchase. Security transactions are accounted for on the date the order to buy or sell is executed. Realized gains and losses on the sale of investments are determined based upon the specific identification method.

     Other invested assets includes real estate, which is recorded at cost, less accumulated depreciation since the Acquisition.

     The Company adopted the provisions of SFAS No. 115 for investments held as of or acquired after January 1, 1994. The adoption of SFAS No. 115 had no effect on net income. Upon the date of the Acquisition, the Company classified all fixed maturities classified as held-to-maturity to the available-for-sale category.

DEFERRED ACQUISITION COSTS
     Costs of issuing new face-amount certificates, principally commissions, have been deferred. These costs are amortized on a straight-line basis over the initial maturity period of the certificates which is three years.

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

INCOME TAXES
     In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company uses the liability method of accounting for income taxes. The Company's taxable income or loss is included in the consolidated federal income tax return of ARM. The Company provides for income taxes based on a proportionate share of consolidated taxable income. Additionally, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the Company's and ARM's policy that any tax benefit recorded by one entity will be reimbursed by the benefitted entity.

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

     The purchase accounting adjustment reflected in the accompanying statement of shareholder's equity for the year ended December 31, 1995 was recorded on May 31, 1995, the effective date of the Acquisition. The adjustment restated shareholder's equity on that date to $3.3 million, the purchase price allocated to the Company by ARM. The December 31, 1995, balances for "retained earnings" and "net unrealized gains on available-for-sale securities" reflect net income and the change in the fair value of fixed maturities and equity securities subsequent to the Acquisition.

     The following combined condensed statements of operations and cash flows present results for the five months ended May 31, 1995, prior to the Acquisition, and the seven months ended December 31, 1995, following the Acquisition. The combined amounts agree to the accompanying statements of operations and cash flows for the year ended December 31, 1995. The operating results subsequent to the Acquisition include the effect of new accounting values assigned to invested assets and intangibles and differing asset/liability management strategies and expense allocation methodologies of ARM and SBM management.

                                                                        SEVEN
                                                                       MONTHS
                                                      FIVE MONTHS       ENDED       YEAR ENDED
                                                         ENDED      DECEMBER 31,   DECEMBER 31,
                                                     MAY 31, 1995       1995           1995
                                                    ---------------------------------------------
COMBINED CONDENSED STATEMENT OF OPERATIONS:
Total investment income                               $ 2,013,780    $ 2,875,598    $ 4,889,378
Total investment and other expenses                       511,343        446,250        957,593
Interest credited on certificate reserves               1,224,738      1,704,619      2,929,357
                                                    ---------------------------------------------
Net investment income before federal income taxes         277,699        724,729      1,002,428
Federal income tax expense                                (94,000)      (313,074)      (407,074)
                                                    ---------------------------------------------
Net investment income                                     183,699        411,655        595,354
Realized investment gains (losses)                       (314,000)       597,885        283,885
Federal income tax benefit (expense) on realized
  investment gains and losses                             106,760       (209,260)      (102,500)
                                                    ---------------------------------------------
Net income (loss)                                     $   (23,541)   $   800,280    $   776,739
                                                    ---------------------------------------------
                                                    ---------------------------------------------

COMBINED CONDENSED STATEMENT OF CASH FLOWS:
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES           $ 1,462,487    $ 2,628,202    $ 4,090,689

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
  Purchases                                               (21,615)   (44,203,261)   (44,224,876)
  Maturities and redemptions                              903,084      1,775,816      2,678,900
  Sales                                                 5,090,653     39,886,820     44,977,473
Sales, maturities and redemptions -- mortgage loans       392,947      3,799,512      4,192,459
Additions to other invested assets, net                   (81,200)            --        (81,200)
Repayments of certificate loans, net                       66,731         (7,315)        59,416
                                                    ---------------------------------------------
Cash flows provided by investing activities             6,350,600      1,251,572      7,602,172

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders        (7,066,042)    (6,255,985)   (13,322,027)
Amounts received from face-amount certificate
  holders                                               1,926,095        572,666      2,498,761
Capital contribution from SBM Life                      1,500,000             --      1,500,000
                                                    ---------------------------------------------
Cash flows used in financing activities                (3,639,947)    (5,683,319)    (9,323,266)
                                                    ---------------------------------------------

Net change in cash and cash equivalents                 4,173,140     (1,803,545)     2,369,595
Cash and cash equivalents at beginning of period        1,530,899      5,704,039      1,530,899
                                                    ---------------------------------------------

Cash and cash equivalents at end of period            $ 5,704,039    $ 3,900,494    $ 3,900,494
                                                    ---------------------------------------------
                                                    ---------------------------------------------

3.  Investments

    The amortized cost and estimated fair values of available-for-sale securities were as follows:


                                                                  AVAILABLE-FOR-SALE-SECURITIES
                                                   -------------------------------------------------------------
                                                                        GROSS          GROSS
                                                                     UNREALIZED     UNREALIZED      ESTIMATED
                                                         COST           GAINS         LOSSES       FAIR VALUE
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996:
  Fixed maturities:
    U.S. treasury securities and obligations
      of U.S. government agencies                    $  3,467,777   $         --   $     38,359   $  3,429,418
    Obligations of state and political subdivisions       456,112          3,498          8,838        450,772
    Foreign governments                                   951,123         13,000          5,893        958,230
    Corporate securities                                7,569,178         63,776         15,206      7,617,748
    Asset-backed securities                             5,131,230          3,763         35,468      5,099,525
    Mortgage-backed securities                         32,288,406        498,888        173,626     32,613,668
                                                   -------------------------------------------------------------
  Total fixed maturities                               49,863,826        582,925        277,390     50,169,361
  Equity securities                                       493,912         53,270          2,588        544,594
                                                   -------------------------------------------------------------
      Total available-for-sale securities            $ 50,357,738   $    636,195   $    279,978   $ 50,713,955
                                                   -------------------------------------------------------------
                                                   -------------------------------------------------------------

DECEMBER 31, 1995:
  Fixed maturities:
    U.S. treasury securities and obligations
      of U.S. government agencies                    $  6,319,243   $     25,950   $         --   $  6,345,193
    Obligations of state and political subdivisions       560,292          4,243          6,927        557,608
    Foreign governments                                   500,000          8,125             --        508,125
    Corporate securities                                4,777,934         88,765            173      4,866,526
    Asset-backed securities                             5,108,721         33,383             --      5,142,104
    Mortgage-backed securities                         35,810,065      1,169,583         11,089     36,968,559
                                                   -------------------------------------------------------------
  Total fixed maturities                               53,076,255      1,330,049         18,189     54,388,115
  Equity securities                                       570,162         51,074             45        621,191
                                                   -------------------------------------------------------------
      Total available-for-sale securities            $ 53,646,417   $  1,381,123   $     18,234   $ 55,009,306
                                                   -------------------------------------------------------------
                                                   -------------------------------------------------------------

     The amortized cost and estimated fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life.



                                                 DECEMBER 31, 1996
                                         ------------------------------------
                                                                 ESTIMATED
                                                                   FAIR
                                               COST                VALUE
-----------------------------------------------------------------------------

AVAILABLE-FOR-SALE:
  Due in one year or less                  $  1,260,417        $  1,271,617
  Due after one year through five years       5,749,018           5,760,012
  Due after five years through ten years      4,375,305           4,352,148
  Due after ten years                         1,059,450           1,072,391
  Asset-backed securities                     5,131,230           5,099,525
  Mortgage-backed securities                 32,288,406          32,613,668
  Equity securities                             493,912             544,594
                                         ------------------------------------
    Total available-for-sale securities    $ 50,357,738        $ 50,713,955
                                         ------------------------------------
                                         ------------------------------------

     Gross gains of $642,039, $815,733 and $7,399 and gross losses of $175,226,
$148,041 and $321,399 were realized on sales of fixed maturities classified as available-for-sale for the year ended December 31, 1996, the seven months ended December 31, 1995 and the five months ended May 31, 1995, respectively.

     Gross gains of $23,980 and zero and gross losses of zero and $5,075 were recognized on equity securities sold during 1996 and 1995, respectively. Gross losses of $64,732 were realized on the sale of substantially all mortgage loans in December 1995.

4.   CERTIFICATE RESERVES

     Total certificate reserves at December 31 are summarized as follows:




                                                                       MINIMUM            ADDITIONAL
                                          1996            1995        INTEREST             INTEREST
                                    --------------------------------------------------------------------

Fully-paid certificates:
   Single-payment series 503          $ 46,302,625   $ 48,440,527        2.50%          1.85% to 4.60%
   Installment                           2,270,515      2,267,503   2.50% to 3.50%      1.50% to 2.75%
   Optional settlement                     592,513        618,419   2.50% to 3.00%      2.00% to 2.75%
   Due to unlocated certificate
     holders                                 2,878          2,813        None
                                    -------------------------------
                                        49,168,531     51,329,262

Installment certificates:
   Reserves to mature, by series:
     120, 215, and 220                     424,651        447,033        3.25%          1.75% to 2.00%
     315                                   296,064        364,368        3.50%          1.50% to 1.75%
   Advance payments                        297,140        319,061          *                   *
                                    -------------------------------
                                         1,017,855      1,130,462
                                    -------------------------------
        Total certificate reserves    $ 50,186,386   $ 52,459,724
                                    -------------------------------
                                    -------------------------------


     * Minimum interest rates on advance payments are generally the same as the rates on scheduled installment payments. Interest credited on advance payments, however, is accruing at 5.00% and will continue at that rate through 1997.

5.   FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair values of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgement was required to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.


                                             --------------------------------------------------------------
                                                     DECEMBER 31, 1996             DECEMBER 31, 1995
                                                  CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                                   VALUE        FAIR VALUE       VALUE        FAIR VALUE
-----------------------------------------------------------------------------------------------------------
Assets:
  Investments in securities of unaffiliated
    issuers:
      Fixed maturities available-for-sale       $ 50,169,361   $ 50,169,361   $ 54,388,115   $ 54,388,115
      Equity securities                              544,594        544,594        621,191        621,191
  Certificate loans                                  273,368        273,368        279,463        279,463
  Other invested assets                              523,083        523,083        632,154        632,154
  Cash and cash equivalents                        3,247,192      3,247,192      3,900,494      3,900,494
  Other assets                                        66,163         66,163         54,203         54,203
Liabilities:
  Certificate reserves                            50,186,386     50,767,396     52,459,724     52,758,441
  Accounts payable and other liabilities              29,940         29,940         60,582         60,582


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

CERTIFICATE RESERVES
     The fair value of certificate reserves is based on a discounted cashflow analysis, using the current interest rate offered on new certificates of 5.25% and 5.60% at December 31, 1996 and 1995, respectively.

OTHER INVESTED ASSETS, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES
     The financial statement carrying amounts of other invested assets, other assets, accounts payable and other liabilities are deemed to be a reasonable approximation of their fair value.

6.   FEDERAL INCOME TAXES

     Deferred federal income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses. Significant components of the deferred tax liabilities and assets as of December 31, 1996 and December 31, 1995 were:


                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                          1996          1995
-------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Real estate limited partnership                                      $  178,736    $  172,851
  Net unrealized gains on available-for-sale securities                   124,676       477,011
  Other                                                                        --        39,725
                                                                     ----------------------------
      Total deferred tax liabilities                                      303,412       689,587

Deferred tax assets:
Fixed maturities                                                           45,524       196,991
Other investments                                                          93,789       108,143
Fixed assets                                                               38,149        39,030
Capital loss carryover                                                    363,267       420,357
  Other                                                                    31,785        20,439
                                                                     ----------------------------
      Total deferred tax assets                                           572,514       784,960
  Valuation allowance for deferred tax assets                            (714,521)     (714,521)
                                                                     ----------------------------
      Net deferred tax assets                                            (142,007)       70,439
                                                                     ----------------------------
  Deferred tax liabilities shown on the accompanying balance sheets    $  445,419    $  619,148
                                                                     ----------------------------
                                                                     ----------------------------

The components of the provision for federal income tax expense consist of the following:


                                                                 YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                           1996             1995         1994
                                                      -------------------------------------------
Current                                                 $ 227,617       $ 214,110     $ 152,000
Deferred                                                  178,606         295,464        20,000
                                                      -------------------------------------------
Total federal income tax expense                        $ 406,223       $ 509,574     $ 172,000
                                                      -------------------------------------------
                                                      -------------------------------------------


     Current and deferred federal income tax expenses for the seven months ended December 31, 1995 were $233,870 and $288,464, respectively. For the five months ended May 31, 1995 the current tax benefit was $19,760 and the deferred tax expense was $7,000.

     In the event that future tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the Acquisition date, such benefits will be applied to first reduce the balance of goodwill. No such benefits were realized in 1996. During 1995, goodwill was reduced by $189,251 as a result of realizing such benefits. Goodwill, with an unamortized balance of $113,095 at December 31, 1996, is being amortized straight-line over the three year period subsequent to the Acquisition.

     Federal income tax expense differs from that computed by using the federal income tax rate of 35%. The sources of the differences were:

                                                                SEVEN MONTHS   FIVE MONTHS
                                     YEAR ENDED DECEMBER 31,        ENDED          ENDED       YEAR ENDED
                                  ----------------------------  DECEMBER 31,      MAY 31,     DECEMBER 31,
                                      1996           1995           1995           1995           1994

                                  -------------------------------------------------------------------------
Income tax expense (benefit) at
  statutory rate                    $ 398,371      $ 450,209      $ 462,915      $ (12,706)     $ 194,321
Tax-exempt interest                    (7,283)        (7,256)        (3,350)        (3,906)       (10,000)
Dividend received deduction           (12,577)       (14,379)        (8,000)        (6,379)       (15,000)
Goodwill amortization                  27,938         32,287         32,287             --             --
Taxable proceeds from life
     insurance                             --         38,482         38,482             --             --
Other                                    (226)        10,231             --         10,231          2,679
                                  -------------------------------------------------------------------------
Total federal income tax expense
  (benefit)                         $ 406,223      $ 509,574      $ 522,334       $(12,760)      $172,000
                                  -------------------------------------------------------------------------
                                  -------------------------------------------------------------------------


7.   RELATED PARTY TRANSACTIONS

     For the periods presented, management and investment advisory fee expenses reflected in the accompanying financial statements represent allocations of expenses from SBM and ARM for the respective periods prior and subsequent to the Acquisition. These allocations include amounts for administrative and investment services, including use of property, equipment and facilities. The allocations are currently based on the proportion which such business and assets managed represents of all of ARM's and its subsidiaries business activities. Prior to the Acquisition, the allocations were primarily based on the amount of time spent by SBM employees on the face-amount certificate business and on the proportion which such business represents of all of SBM's and its subsidiaries' business activities. The allocations were $246,468, $151,967, $206,519 and $516,000 for the year ended December 31, 1996, the seven months ended December 31, 1995, the five months ended May 31, 1995 and for the year ended December 31, 1994, respectively. The Company owns and pays operating expenses for a building used by SBM (prior to the Acquisition) and its affiliates. The total rent and utilities reimbursement paid to the Company in 1994 by SBM and affiliates was $146,554. Management believes the foregoing allocations were made on a reasonable basis; however, they do not necessarily equal the costs which would have been or will be incurred by the Company on a stand-alone basis.

     The Company has paid ARM Securities, an affiliate, $263,089, $443,579 and $507,995 for the years ended 1996, 1995 and 1994, respectively, for sales commissions and other issuance, underwriting, and sales expenses.

8.   SHAREHOLDER'S EQUITY AND REGULATORY MATTERS

     The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the 1940 Act, the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($50.4 million and $52.7 million at December 31, 1996 and 1995, respectively). The Company had qualified assets of $55.1 million and $58.9 million at those respective dates (before addition of $0.4 million and $1.4 million, respectively, for net unrealized pretax gains on fixed maturities and equity securities classified as available-for-sale).

     For purposes of determining compliance with the foregoing provisions, qualified assets are valued in accordance with District of Columbia Insurance Laws (the "D.C. Laws") as required by the 1940 Act. Qualified assets for which no provision for valuation is made in the D.C. Laws are valued in accordance with rules, regulations, or orders prescribed by the Securities and Exchange Commission. These values are the same as the financial statement carrying values, except that for financial statement purposes, fixed maturities and equity securities classified as available-for-sale are carried at fair value. For qualified asset purposes, fixed maturities securities classified as available-for-sale are valued at amortized cost and equity securities are valued at cost.

     Second, the Minnesota Department of Commerce ("MDC") has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 8.7% and 6.9% at December 31, 1996 and 1995, respectively. In November 1994, based on the decline in the value of the Company's investment portfolio, resulting from increasing interest rates in 1994 and the Company's decreasing liquidity resulting from reduced principal payments on the Company's collateralized mortgage obligations portfolio, the MDC recommended that the Company increase its capital level. The MDC's concern was influenced by the Company's capital ratio, calculated including the effects of unrealized investment losses. Therefore, on March 29, 1995, SBM Life, the former parent company of the Company, made a $1.5 million capital contribution to the Company.


     Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians to meet certificate liability requirements as of December 31, 1996 and 1995 as shown in the following table. Certificate loans, secured by applicable certificate reserves, are deducted from certificate reserves in computing deposit requirements.


                                                                                       1996           1995
                                                                                 -------------------------------
Assets on deposit with:
  Central depositary                                                               $ 51,522,592   $ 57,278,134
  State governmental authorities                                                        245,102        193,756
                                                                                 -------------------------------
Total deposits                                                                     $ 51,767,694   $ 57,471,890
                                                                                 -------------------------------
                                                                                 -------------------------------

Required deposits (certificate reserves less certificate loans plus $250,000)      $ 50,163,018   $ 52,430,261
                                                                                 -------------------------------
                                                                                 -------------------------------


Assets on deposit consisted of the following at December 31:



                                                                                       1996           1995
                                                                                 -------------------------------
Investment securities, at cost plus accrued interest                               $ 51,244,584   $ 56,839,655
First mortgage loans                                                                      4,068         13,472
Other assets on deposit, at cost                                                        519,042        618,763
                                                                                 -------------------------------
                                                                                   $ 51,767,694   $ 57,471,890
                                                                                 -------------------------------
                                                                                 -------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting, auditing, or financial reporting matters.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1.    FINANCIAL STATEMENTS.

               See financial statements index on page 11 of this document for a listing of financial statements and reports of independent auditors included in this report.


     2.   FINANCIAL STATEMENT SCHEDULES

               The following financial statement schedules of the Company and the related Report of Independent Auditors are incorporated herein by reference and were previously filed as Part II Item 16(b) to Post Effective Amendment No. 8 to Registration Statement on Form S-1 of the Company filed February 28, 1997 (File No. 33-38066):

               Report of Independent Auditors

               Schedule I Investments in Securities of Unaffiliated Issuers--December 31, 1996
               Schedule V     Qualified Assets on Deposit--December 31, 1996
               Schedule VI    Certificate Reserves--Year Ended December 31, 1996

               Schedules I, III, V and VI as of or for the year ended December 31, 1995, and related Report of Independent Auditors, included in the Company's Post Effective Amendment No. 7 to Registration Statement on Form S-1 filed March 5, 1996, Schedules III and VI for the year ended December 31, 1994, and related Independent Auditors' Report, included in the Company's Post Effective Amendment No. 6 to Registrant Statement on Form S-1 filed March 31, 1995, (File No. 33-38066), are incorporated herein by reference.

               Schedules required by Article 6 of Regulation S-X for face-amount certificate investment companies other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements and notes thereto, or elsewhere herein.

     3.   EXHIBITS

               See Exhibit Index on page 36 of this report.

(b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 1997.

                                        SBM Certificate Company

                                        By:      /S/ JOHN  R. MCGEENEY

                                            ------------------------------------
                                             John R. McGeeney
                                             Chairman of the Board of Directors
                                             and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 26th day of February 1997.



                Name                                       Title
                ----                                       -----

        /s/ JOHN R. McGEENEY               Chairman of the Board of Directors
-------------------------------------      and President (Principal Executive
 John R. McGeeney                          Officer)


         /s/ EDWARD L. ZEMAN               Executive Vice President-Chief
-------------------------------------      Financial Officer (Principal
Edward L. Zeman                            Financial Officer)


          /s/ BARRY G. WARD                Controller (Principal Accounting
-------------------------------------      Officer)
Barry G. Ward


         /s/ STEVEN B. BING                Director
-------------------------------------
Steven B. Bing


        /s/ THEODORE S. ROSKY              Director
-------------------------------------
Theodore S. Rosky


        /s/ MARTIN R. SNYDER               Director
-------------------------------------
Martin R. Snyder

                             SBM CERTIFICATE COMPANY
                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
EXHIBIT
NUMBER                             DESCRIPTION
--------------------------------------------------------------------------------


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

10.5 Lease between the Company and State Bank & Trust Company of New Ulm dated August 13, 1992, filed as Exhibit 10A to Form 10-K of SBM Company filed March 31, 1993 (File No. 811-407).*

10.6 Form of Tax Allocation Agreement by and among the Company, ARM Financial Group, Inc. and certain ARM subsidiaries dated March 21, 1996, filed as Exhibit 10.1 to Form 10-Q of the Company, File No. 811-6268, filed May 14, 1996.*

23.1      Consent of Ernst & Young LLP, filed herewith.

23.2      Consent of Deloitte & Touche LLP, filed herewith.

27        Not applicable.

          *  Previously filed as indicated and incorporated herein by reference.