Form 10-Q
period 1997-03-31
SBM CERTIFICATE CO
filed 1997-05-15
CIK 870398

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                 -------------------
                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the period ended: March 31, 1997


                           Commission file number: 811-6268

                                  ------------------

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

    As of March 31, 1997, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

    The registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

Item                                                                 Page
----                                                                 ----

                            PART I.  FINANCIAL INFORMATION


1.  Financial Statements (Unaudited)
         Condensed Balance Sheets--March 31, 1997 and
              December 31, 1996 . . . . . . . . . . . . . . . . . .    3
         Condensed Statements of Operations--Three
              Months Ended March 31, 1997 and 1996. . . . . . . . .    5
         Condensed Statements of Cash Flows--Three
              Months Ended March 31, 1997 and 1996. . . . . . . . .    6
         Notes to Condensed Financial Statements. . . . . . . . . .    7
2.  Management's Analysis of Results of Operations. . . . . . . . .    8


                             PART II.  OTHER INFORMATION

1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   10
6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   10

    Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SBM CERTIFICATE COMPANY
                               CONDENSED BALANCE SHEETS




                                                                     MARCH 31,    DECEMBER 31,
                                                                       1997          1996
----------------------------------------------------------------------------------------------
                                                                    (Unaudited)
ASSETS
Qualified assets:
  Cash and investments:
    Investments in securities of unaffiliated issuers:
      Fixed maturities available-for-sale, at fair value
         (amortized cost:  March 31, 1997-$49,458,446;
         December 31, 1996-$49,863,826)                             $49,290,373    $50,169,361
         Equity securities, at fair value (cost:
          March 31, 1997-$493,912; December 31, 1996-$493,912)          530,916        544,594
    Certificate loans                                                   246,815        273,368
    Other invested assets                                               510,244        523,083
    Cash and cash equivalents                                         4,507,180      3,247,192
                                                                    --------------------------
  Total cash and investments                                         55,085,528     54,757,598

  Receivables:
         Dividends and interest                                         421,453        533,958
         Receivable for investment securities sold                           --        122,570
                                                                    --------------------------
   Total receivables                                                    421,453        656,528
                                                                    --------------------------
Total qualified assets                                               55,506,981     55,414,126

Deferred acquisition costs                                              131,504        132,163
Goodwill                                                                 27,139        113,095
Other assets                                                             73,070         66,163
                                                                    --------------------------
Total assets                                                        $55,738,694    $55,725,547
                                                                    --------------------------
                                                                    --------------------------

                               SBM CERTIFICATE COMPANY
                         CONDENSED BALANCE SHEETS (CONTINUED)



                                                                     MARCH 31,    DECEMBER 31,
                                                                       1997          1996
----------------------------------------------------------------------------------------------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:

    Certificate reserves                                            $49,549,779    $50,186,386
    Payable for investment securities purchased                         989,979             --
    Deferred federal income taxes                                       332,840        445,419
    Accounts payable and other liabilities                                1,054         29,940
                                                                    --------------------------
Total liabilities                                                    50,873,652     50,661,745

Shareholder's equity:
    Common stock, 250,000 shares issued                                 250,000        250,000
    Additional paid-in capital                                        3,050,000      3,050,000
    Net unrealized gains (losses) on available-for-sale securities      (85,195)       231,541
    Retained earnings                                                 1,650,237      1,532,261
                                                                    --------------------------
Total shareholder's equity                                            4,865,042      5,063,802
                                                                    --------------------------
Total liabilities and shareholder's equity                          $55,738,694    $55,725,547
                                                                    --------------------------
                                                                    --------------------------

SEE ACCOMPANYING NOTES.

                               SBM CERTIFICATE COMPANY
                    CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                        1997           1996
----------------------------------------------------------------------------------------------
Investment income:
    Interest income from securities                                  $1,033,248     $1,000,064
    Other investment income                                              43,513         49,519
                                                                    --------------------------
Total investment income                                               1,076,761      1,049,583

Investment and other expenses:
    Management and investment advisory fees                              61,617         65,586
    Deferred acquisition cost amortization and renewal commissions       70,297         50,978
    Real estate expenses                                                 32,117         47,621
    Amortization of goodwill                                             19,956         19,956
    Other expenses                                                        5,995         42,268
                                                                    --------------------------
Total investment and other expenses                                     189,982        226,409

Interest credited on certificate reserves                               699,987        717,060
                                                                    --------------------------
Net investment income before federal income taxes                       186,792        106,114

Federal income tax expense                                              (64,006)       (40,859)
                                                                    --------------------------
Net investment income                                                   122,786         65,255

Realized investment losses                                               (5,372)       (27,333)
Federal income tax benefit on realized investment losses                    562          5,400
                                                                    --------------------------
Net realized investment losses                                           (4,810)       (21,933)
                                                                    --------------------------
Net income                                                           $  117,976     $   43,322
                                                                    --------------------------
                                                                    --------------------------

SEE ACCOMPANYING NOTES.

                               SBM CERTIFICATE COMPANY
                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                                        1997            1996
----------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                        $  1,146,506   $    873,050

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments available-for-sale:
    Purchases                                                        (4,327,458)   (13,555,339)
    Maturities and redemptions                                        1,051,350      1,420,987
    Sales                                                             4,698,847     10,021,776
Proceeds from sales or maturities of other invested assets                  839         49,379
Repayments of certificate loans, net                                     26,553          3,448
                                                                 -----------------------------
Cash flows provided by (used in) investing activities                 1,450,131     (2,059,749)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                      (1,430,187)    (1,689,159)
Amounts received from face-amount certificate holders                    93,538        353,269
                                                                 -----------------------------
Cash flows used in financing activities                              (1,336,649)    (1,335,890)
                                                                 -----------------------------
Net change in cash and cash equivalents                               1,259,988     (2,522,589)

Cash and cash equivalents at beginning of period                      3,247,192      3,900,494
                                                                 -----------------------------
Cash and cash equivalents at end of period                         $  4,507,180   $  1,377,905
                                                                 -----------------------------
                                                                 -----------------------------

SEE ACCOMPANYING NOTES.

                               SBM CERTIFICATE COMPANY
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                    MARCH 31, 1997



1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the three months ended March 31, 1997, are not necessarily indicative of those to be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  SHAREHOLDER'S EQUITY AND REGULATORY CAPITAL

    The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($49.8 million as of March 31, 1997). The Company had qualified assets of $55.5 million at March 31, 1997 (which excludes $131,069 of unrealized pretax losses on fixed maturities and equity securities classified as available-for-sale).

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

    Second, the Minnesota Department of Commerce has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 8.9% at March 31, 1997.

3.  FEDERAL INCOME TAXES

    Federal income taxes are different from the amount determined by multiplying pretax earnings by the federal income tax rate of 35%. The differences are primarily attributable to non-deductible goodwill amortization and the dividends received deduction.

    In the event that deferred tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the date of the acquisition of the Company, such benefits will be applied to first reduce the balance of goodwill. During the first quarter of 1997, goodwill was reduced by $66,000 as a result of realizing such benefits.

ITEM 2.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

    Net income for the first quarter of 1997 was $117,976 compared to $43,322 for the first quarter of 1996. Net investment income (net income excluding realized investment gains and losses, net of tax) was $122,786 and $65,255 for the three months ended March 31, 1997 and 1996, respectively. The increase in net investment income is primarily attributable to a higher net investment spread and lower investment and other expenses.

    Net investment spread, which is the difference between investment income and interest credited on certificate reserves, increased to $376,774 during the first three months of 1997 from $332,523 during the same period in 1996. These amounts reflect net investment spread of 2.25% and 2.03% for the three months ended March 31, 1997 and 1996, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves. The Company's investment income increased to $1.1 million from $1.0 million for the three months ended March 31, 1997 and 1996, respectively. These amounts represent annualized investment yields of 7.86% and 7.53% on average cash and investments of $54.8 million and $55.7 million for the three months ended March 31, 1997 and 1996, respectively. This increase in annualized investment yield on cash and investments was primarily attributable to benefits from the ongoing management of the Company's investment portfolio.

    Interest credited on certificate reserves was $699,987 and $717,060 for the three months ended March 31, 1997 and 1996, respectively. These amounts represent annualized average rates of interest credited of 5.61% and 5.50% on average certificate reserves of $49.9 million and $52.2 million for the three months ended March 31, 1997 and 1996, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally higher than contracts that matured during that period, resulting in the overall increase in the average crediting rate.

    Investment and other expenses were $189,982 and $226,409 for the three months ended March 31, 1997 and 1996, respectively. The decrease in investment and other expenses is primarily attributable to (i) a decrease in real estate expenses at the Company's Minnesota facility, (ii) a decrease in other expenses resulting from a decrease in annual regulatory examination expenses and franchise taxes and (iii) partially offset by an increase in renewal commissions.

    Realized investment losses were $5,372 and $27,333 for the three months ended March 31, 1997 and 1996, respectively. Such realized investment losses were interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in realized investment gains and losses.

    The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 98% investment grade as of March 31, 1997 and December 31, 1996. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation of BBB- or above. Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented 1.0% of qualified assets at March 31, 1997 and December 31, 1996.

    Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $33.6 million at March 31, 1997, representing 60.6% of total qualified assets (58.9% at December 31, 1996). The Company's investments in CMOs, which are primarily backed by the U.S. Government or U.S. Government agencies, represented 54.8% and 52.8% of the Company's qualified assets as of March 31, 1997 and December 31, 1996, respectively. MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely reprojects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

    Certificate reserves decreased $636,607 or 1.3% during the first three months of 1997, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease is that the certificate of deposit marketplace is currently very competitive. For certificates reaching their maturity date during the three months ended March 31, 1997 and 1996, 64% and 62%, respectively, were renewed.

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    The Company is currently involved in no material legal or administrative proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

    EXHIBITS

    No exhibits are filed herewith.

                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1997.

                                   SBM CERTIFICATE COMPANY



                                    By:  /s/ EDWARD L. ZEMAN
                                        ------------------------------
                                        Edward L. Zeman
                                        Executive Vice President-Chief
                                        Financial Officer (Principal Financial
                                        Officer


                                    By:  /s/ BARRY G. WARD
                                        ------------------------------
                                        Barry G. Ward
                                        Controller (Principal Accounting
                                        Officer)