Form 10-Q
period 1997-06-30
SBM CERTIFICATE CO
filed 1997-08-14
CIK 870398

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                       -------
                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended: June 30, 1997



                           Commission file number: 811-6268
                                    --------------
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

    As of August 12, 1997, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

    The registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

Item                                                                      Page
----                                                                      ----

                            PART I.  FINANCIAL INFORMATION


1. Financial Statements (Unaudited)
       Condensed Balance Sheets--June 30, 1997 and
           December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . .3
       Condensed Statements of Operations--Three and Six
           Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . .5
       Condensed Statements of Cash Flows--Six Months
           Ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . .6
       Notes to Condensed Financial Statements . . . . . . . . . . . . . . .7
2. Management's Analysis of Results of Operations. . . . . . . . . . . . . .8


                             PART II.  OTHER INFORMATION

1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . 10

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                            PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               SBM CERTIFICATE COMPANY
                               CONDENSED BALANCE SHEETS



                                                                      JUNE 30,          DECEMBER 31,
                                                                        1997                1996
----------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS

Qualified assets:

  Cash and investments:

    Investments in securities of unaffiliated issuers:

      Fixed maturities available-for-sale, at fair value
        (amortized cost: June 30, 1997-$50,522,806;
        December 31, 1996-$49,863,826)                              $ 50,616,626        $ 50,169,361

      Equity securities, at fair value (cost:
        June 30, 1997-$493,912; December 31,
         1996-$493,912)                                                  557,113             544,594

    Certificate loans                                                    186,603             273,368

    Other invested assets                                                497,406             523,083

    Cash and cash equivalents                                          2,013,804           3,247,192
                                                                    ------------        ------------
  Total cash and investments                                          53,871,552          54,757,598


  Receivables:

    Dividends and interest                                               506,588             533,958

    Receivable for investment securities sold                                 --             122,570
                                                                    ------------        ------------
  Total receivables                                                      506,588             656,528
                                                                    ------------        ------------
Total qualified assets                                                54,378,140          55,414,126


Deferred acquisition costs                                               137,943             132,163

Goodwill                                                                      --             113,095

Other assets                                                              66,163              66,163
                                                                    ------------        ------------

Total assets                                                         $54,582,246         $55,725,547
                                                                    ------------        ------------
                                                                    ------------        ------------


                               SBM CERTIFICATE COMPANY
                        CONDENSED BALANCE SHEETS (CONTINUED)



                                                                      JUNE 30,         DECEMBER 31,
                                                                        1997                1996
----------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:

 Certificate reserves                                              $ 48,586,319        $ 50,186,386

 Payable for investment securities purchased                            339,848                  --

 Deferred federal income taxes                                          389,427             445,419

 Accounts payable and other liabilities                                 113,708              29,940
                                                                   --------------------------------
Total liabilities                                                    49,429,302          50,661,745


Shareholder's equity:

 Common stock, 250,000 shares issued                                    250,000             250,000

 Additional paid-in capital                                           3,050,000           3,050,000

 Net unrealized gains on available-for-sale securities                  102,064             231,541

 Retained earnings                                                    1,750,880           1,532,261
                                                                   --------------------------------
Total shareholder's equity                                            5,152,944           5,063,802
                                                                   --------------------------------


Total liabilities and shareholder's equity                         $ 54,582,246        $ 55,725,547
                                                                   --------------------------------
                                                                   --------------------------------

SEE ACCOMPANYING NOTES.


                               SBM CERTIFICATE COMPANY
                    CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                       JUNE 30,                               JUNE 30,
                                                        ---------------------------------------------------------------------------
                                                               1997               1996                1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Investment income:

 Interest income from securities                        $     961,687       $   1,023,658       $   1,994,935       $   2,023,722

 Other investment income                                       51,891              49,628              95,404              99,147
                                                        ---------------------------------------------------------------------------
Total investment income                                     1,013,578           1,073,286           2,090,339           2,122,869


Investment and other expenses:

 Management and investment advisory
   fees                                                        61,617              62,906             123,234             128,492

 Deferred acquisition cost amortization
   and renewal commissions                                     71,337              59,971             141,634             110,949

 Real estate expenses                                          51,193              57,547              83,310             116,423

 Amortization of goodwill                                       3,877              19,956              23,833              39,912

 Other expenses                                                 5,300                 837              11,295              31,850
                                                        ---------------------------------------------------------------------------
Total investment and other expenses                           193,324             201,217             383,306             427,626



Interest credited on certificate reserves                     725,039             707,104           1,425,026           1,424,164
                                                        ---------------------------------------------------------------------------
Net investment income before federal
 income taxes                                                  95,215             164,965             282,007             271,079


Federal income tax expense                                    (32,328)            (66,455)            (96,334)           (107,314)
                                                        ---------------------------------------------------------------------------
Net investment income                                          62,887              98,510             185,673             163,765


Realized investment gains (losses)                             58,976             (29,836)             53,604             (57,169)

Federal income tax benefit (expense) on
 realized investment gains and losses                         (21,220)              5,560             (20,658)             10,960
                                                        ---------------------------------------------------------------------------
Net realized investment gains (losses)                         37,756             (24,276)             32,946             (46,209)
                                                        ---------------------------------------------------------------------------

Net income                                              $     100,643       $      74,234       $     218,619       $     117,556
                                                        ---------------------------------------------------------------------------
                                                        ---------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.


                               SBM CERTIFICATE COMPANY
                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                        1997                1996
----------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                       $   2,038,696       $   1,990,278


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Fixed maturity investments available-for-sale:

 Purchases                                                          (25,876,935)        (19,507,276)

 Maturities and redemptions                                           2,257,083           3,259,392

 Sales                                                               23,283,764          15,952,438

Proceeds from sale or maturity of other invested assets                   1,677             102,643

Repayments of certificate loans, net                                     86,765               6,112
                                                                  -------------       -------------
Cash flows used in investing activities                                (247,646)           (186,691)


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Amounts paid to face-amount certificate holders                      (3,265,132)         (3,092,579)

Amounts received from face-amount certificate holders                   240,694             564,758
                                                                  -------------       -------------
Cash flows used in financing activities                              (3,024,438)         (2,527,821)
                                                                  -------------       -------------


Net change in cash and cash equivalents                              (1,233,388)           (724,234)


Cash and cash equivalents at beginning of period                      3,247,192           3,900,494
                                                                  -------------       -------------

Cash and cash equivalents at end of period                        $   2,013,804       $   3,176,260
                                                                  -------------       -------------
                                                                  -------------       -------------

SEE ACCOMPANYING NOTES.


                               SBM CERTIFICATE COMPANY
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                    JUNE 30, 1997



1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the six months ended June 30, 1997, are not necessarily indicative of those to be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  SHAREHOLDER'S EQUITY AND REGULATORY CAPITAL

    The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($48.8 million as of June 30, 1997). The Company had qualified assets of $54.2 million at June 30, 1997 (which excludes $157,021 of unrealized pretax gains on fixed maturities and equity securities classified as available-for-sale).

    For purposes of determining compliance with the foregoing provision, qualified assets are valued in accordance with the District of Columbia Insurance Laws (the "D.C. Laws") as required by the 1940 Act. Qualified assets for which no provision for valuation is made in the D.C. Laws are valued in accordance with rules, regulations, or orders prescribed by the Securities and Exchange Commission. These values are the same as the financial statement carrying values, except that for financial statement purposes, fixed maturities and equity securities classified as available-for-sale are carried at fair value. For qualified asset purposes, fixed maturities classified as available-for-sale are valued at amortized cost and equity securities are valued at cost.

    Second, the Minnesota Department of Commerce has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 9.3% at June 30, 1997.

3.  FEDERAL INCOME TAXES

    Federal income taxes are different from the amount determined by multiplying pretax earnings by the federal income tax rate of 35%. The differences are primarily attributable to non-deductible goodwill amortization and the dividends received deduction.

    In the event that future tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the date of the acquisition of the Company, such benefits will be applied to first reduce the balance of goodwill. During the six months ended June 30, 1997, goodwill was reduced by $89,262 as a result of realizing such benefits.

ITEM 2.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

    Net income for the six months ended June 30, 1997 was $218,619 compared to $117,556 for the six months ended June 30, 1996. The increase was primarily attributable to realized investment gains and losses. Net investment income (net income excluding realized investment gains and losses, net of tax) was $185,673 and $163,765 for the six months ended June 30, 1997 and 1996, respectively.

    Net investment spread, which is the difference between investment income and interest credited on certificate reserves, decreased to $655,313 during the first six months of 1997 from $698,705 during the same period in 1996. These amounts reflect net investment spread of 1.92% and 2.11% for the six months ended June 30, 1997 and 1996, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves. The Company's investment income was essentially flat at $2.1 million for the six months ended June 30, 1997 and 1996, reflecting annualized investment yields of 7.68% and 7.60% on average cash and investments of $54.4 million and $55.8 million for the six months ended June 30, 1997 and 1996, respectively. This increase in annualized investment yield on cash and investments was primarily attributable to benefits from the ongoing management of the Company's investment portfolio.

    Interest credited on certificate reserves was $1.4 million for both six month periods ended June 30, 1997 and 1996, reflecting annualized average rates of interest credited of 5.76% and 5.49% on average certificate reserves of $49.4 million and $51.9 million for the six months ended June 30, 1997 and 1996, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally higher than contracts that matured during that period, resulting in the overall increase in the average crediting rate.

    Investment and other expenses were $383,306 and $427,626 for the six months ended June 30, 1997 and 1996, respectively. The decrease in investment and other expenses is primarily attributable to (i) a decrease in real estate expenses at the Company's Minnesota facility,
(ii) a decrease in other expenses resulting from a decrease in annual regulatory examination expenses and franchise taxes, and (iii) a decrease in goodwill. Such decreases were partially offset by an increase in renewal commissions.

    Realized investment gains were $53,604 for the six months ended June 30, 1997 compared to realized investment losses of $57,619 for the six months ended June 30, 1996. Such realized investment gains and losses were interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in realized investment gains and losses.

    The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 98% investment grade as of June 30, 1997 and December 31, 1996. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners or, where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e. Standard & Poor Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented approximately 1% of qualified assets at June 30, 1997 and December 31, 1996.

    Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $35.3 million at June 30, 1997, representing 65.0% of total qualified assets (58.9% at December 31, 1996). The Company's investments in CMOs represented 45.9% and 52.8% of the Company's qualified assets as of June 30, 1997 and December 31, 1996, respectively. Currently, 65.1% of the CMOs are backed by the U.S. Government or U.S. Government agencies. MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely reprojects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

    Certificate reserves decreased $1.6 million or 3.2% during the first six months of 1997, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease is that the certificate of deposit marketplace is currently very competitive. For certificates reaching their maturity date during the six months ended June 30, 1997 and 1996, 64% and 69%, respectively, were renewed.


                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    The Company is currently involved in no material legal or administrative proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

    EXHIBITS

    No exhibits are filed herewith.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1997.


                                       SBM CERTIFICATE COMPANY



                                       By:       /s/ EDWARD L. ZEMAN
                                          -------------------------------------
                                          Edward L. Zeman
                                          Executive Vice President-Chief
                                          Financial Officer (Principal
                                          Financial Officer)


                                       By:       /s/ BARRY G. WARD
                                          -------------------------------------
                                          Barry G. Ward
                                          Controller (Principal Accounting
                                          Officer)