Form 10-Q
period 1997-09-30
SBM CERTIFICATE CO
filed 1997-11-13
CIK 870398

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      ----------

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: September 30, 1997


                           Commission file number: 811-6268

                                       --------

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

    As of November 7, 1997, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

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

                            PART I.  FINANCIAL INFORMATION

1.  Financial Statements (Unaudited)
      Condensed Balance Sheets--September 30, 1997 and
        December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .3
      Condensed Statements of Operations--Three and Nine
        Months Ended September 30, 1997 and 1996. . . . . . . . . . . . . . .5
      Condensed Statements of Cash Flows--Nine Months
       Ended September 30, 1997 and 1996. . . . . . . . . . . . . . . . . . .6
      Notes to Condensed Financial Statements . . . . . . . . . . . . . . . .7
2.  Management's Analysis of Results of Operations. . . . . . . . . . . . . .8


                             PART II.  OTHER INFORMATION

1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . 10

    Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SBM CERTIFICATE COMPANY
                               CONDENSED BALANCE SHEETS


                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                            1997           1996
----------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
ASSETS
Qualified assets:
  Cash and investments:
    Investments in securities of unaffiliated issuers:
       Fixed maturities available-for-sale, at fair value
         (amortized cost: September 30, 1997-$39,324,933;
         December 31, 1996-$49,863,826)                                $  39,158,380  $  50,169,361
       Equity securities, at fair value (cost: September 30, 1997-
         $493,912; December 31, 1996-$493,912)                               567,068        544,594
     Certificate loans                                                       186,796        273,368
     Other invested assets                                                   484,544        523,083
     Cash and cash equivalents                                             4,644,046      3,247,192
                                                                       ----------------------------
  Total cash and investments                                              45,040,834     54,757,598

  Receivables:
     Dividends and interest                                                  338,838        533,958
     Receivable for investment securities sold                             7,369,046        122,570
                                                                       ----------------------------
  Total receivables                                                        7,707,884        656,528
                                                                       ----------------------------
Total qualified assets                                                    52,748,718     55,414,126

Deferred acquisition costs                                                   142,917        132,163
Goodwill                                                                          --        113,095
Other assets                                                                  42,947         66,163
                                                                       ----------------------------

Total assets                                                           $  52,934,582  $  55,725,547
                                                                       ----------------------------
                                                                       ----------------------------


                               SBM CERTIFICATE COMPANY
                        CONDENSED BALANCE SHEETS (CONTINUED)



                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1997            1996
----------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Certificate reserves                                                 $  47,419,714  $  50,186,386
  Deferred federal income taxes                                              183,255        445,419
  Accounts payable and other liabilities                                     189,890         29,940
                                                                       ----------------------------
Total liabilities                                                         47,792,859     50,661,745

Shareholder's equity:
  Common stock, 250,000 shares issued                                        250,000        250,000
  Additional paid-in capital                                               3,050,000      3,050,000
  Net unrealized gains (losses) on available-for-sale securities             (60,709)       231,541
  Retained earnings                                                        1,902,432      1,532,261
                                                                       ----------------------------
Total shareholder's equity                                                 5,141,723      5,063,802
                                                                       ----------------------------

Total liabilities and shareholder's equity                             $  52,934,582  $  55,725,547
                                                                       ----------------------------
                                                                       ----------------------------


SEE ACCOMPANYING NOTES.

                               SBM CERTIFICATE COMPANY
                    CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                            -------------------------------------------------------
                                               1997           1996           1997           1996
---------------------------------------------------------------------------------------------------
Investment income:
  Interest income from securities           $  994,238     $1,043,839     $2,989,173     $3,067,561
  Other investment income                       48,741         51,947        144,145        151,094
                                            -------------------------------------------------------
Total investment income                      1,042,979      1,095,786      3,133,318      3,218,655

Investment and other expenses:
  Management and investment advisory
    fees                                        61,617         56,380        184,851        184,872
  Deferred acquisition cost amortization
    and renewal commissions                     72,356         66,132        213,990        177,081
  Real estate expenses                          33,284         67,713        116,594        172,881
  Amortization of goodwill                          --         19,956         23,833         59,868
  Other expenses                                 4,806          3,762         16,101         46,867
                                            -------------------------------------------------------
Total investment and other expenses            172,063        213,943        555,369        641,569


Interest credited on certificate reserves      697,004        702,960      2,122,030      2,127,124
                                            -------------------------------------------------------
Net investment income before federal
  income taxes                                 173,912        178,883        455,919        449,962

Federal income tax expense                     (58,529)       (53,241)      (154,863)      (160,555)
                                            -------------------------------------------------------
Net investment income                          115,383        125,642        301,056        289,407


Realized investment gains (losses)               9,875        (97,471)        63,479       (154,640)
Federal income tax benefit on realized
  investment gains and losses                   26,294          2,032          5,636         12,992
                                            -------------------------------------------------------
Net realized investment gains (losses)          36,169        (95,439)        69,115       (141,648)
                                            -------------------------------------------------------
Net income                                  $  151,552     $   30,203     $  370,171     $  147,759
                                            -------------------------------------------------------
                                            -------------------------------------------------------


SEE ACCOMPANYING NOTES.

                               SBM CERTIFICATE COMPANY
                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                            1997           1996
---------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                            $   3,168,909  $   2,913,895

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments available-for-sale:
  Purchases                                                              (57,489,381)   (26,944,692)
  Maturities and redemptions                                               4,548,571      4,720,513
  Sales                                                                   55,967,691     23,079,773
Proceeds from sale or maturity of other invested assets                        2,539        104,816
Repayments of certificate loans, net                                          86,572          5,605
                                                                       ----------------------------
Cash flows provided by investing activities                                3,115,992        966,015

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                           (5,187,525)    (4,793,339)
Amounts received from face-amount certificate holders                        299,478        816,226
                                                                       ----------------------------
Cash flows used in financing activities                                   (4,888,047)    (3,977,113)
                                                                       ----------------------------

Net change in cash and cash equivalents                                    1,396,854        (97,203)

Cash and cash equivalents at beginning of period                           3,247,192      3,900,494
                                                                       ----------------------------

Cash and cash equivalents at end of period                             $   4,644,046  $   3,803,291
                                                                       ----------------------------
                                                                       ----------------------------


SEE ACCOMPANYING NOTES.

                               SBM CERTIFICATE COMPANY
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 1997



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the nine months ended September 30, 1997, are not necessarily indicative of those to be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   SHAREHOLDER'S EQUITY AND REGULATORY CAPITAL

     The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($47.7 million as of September 30, 1997). The Company had qualified assets of $52.8 million at September 30, 1997 (which excludes a $93,397 unrealized pretax loss on fixed maturities and equity securities classified as available-for-sale).

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

     Second, the Minnesota Department of Commerce has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 9.8% at September 30, 1997.

3.   FEDERAL INCOME TAXES

     Federal income taxes are different from the amount determined by multiplying pretax earnings by the federal income tax rate of 35%. The differences are primarily attributable to changes in valuation allowances related to deferred federal income tax assets.

     Future tax assets were recognized on deductible temporary differences for which a valuation allowance was provided at the date of the acquisition of the Company. Such benefits were used to first reduce the balance of goodwill. During the nine months ended September 30, 1997, goodwill was reduced by $89,262 as a result of realizing such benefits.

ITEM 2.   MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net income for the nine months ended September 30, 1997 was $370,171 compared to $147,759 for the nine months ended September 30, 1996. The increase was primarily attributable to realized investment gains and losses. Net investment income (net income excluding realized investment gains and losses, net of tax) was $301,056 and $289,407 for the nine months ended September 30, 1997 and 1996, respectively.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, decreased to $1.0 million during the first nine months of 1997 from $1.1 million during the same period in 1996. These amounts reflect net investment spread of 1.98% and 2.26% for the nine months ended September 30, 1997 and 1996, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves. The Company's investment income decreased to $3.1 million for the nine months ended September 30, 1997, from $3.2 million for the same period in 1996. These amounts reflect annualized investment yields of 7.79% and 7.76% on average cash and investments of $53.7 million and $55.3 million for the nine months ended September 30, 1997 and 1996, respectively.

     Interest credited on certificate reserves was $2.1 million for both the nine month periods ended September 30, 1997 and 1996, reflecting annualized average rates of interest credited of 5.78% and 5.50% on average certificate reserves of $48.9 million and $51.6 million for the nine months ended September 30, 1997 and 1996, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally higher than contracts that matured during that period, resulting in the overall increase in the average crediting rate.

     Investment and other expenses were $555,369 and $641,569 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in investment and other expenses is primarily attributable to (i) a decrease in real estate expenses at the Company's Minnesota facility, (ii) a decrease in other expenses which included decreases in annual regulatory examination expenses and franchise taxes and
(iii) a decrease in goodwill amortization. Such decreases were partially offset by an increase in renewal commissions.

     Realized investment gains were $63,479 for the nine months ended September 30, 1997 compared to realized investment losses of $154,640 for the nine months ended September 30, 1996. Such realized investment gains and losses were interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in realized investment gains and losses.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 100% and 98% investment grade as of September 30, 1997 and December 31, 1996, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners or, where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented approximately 1% of qualified assets at September 30, 1997 and December 31, 1996.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $28.5 million at September 30, 1997, representing 54.0% of total qualified assets (58.9% at December 31, 1996). The Company's investments in CMOs represented 52.2% and 52.8% of the Company's qualified assets as of September 30, 1997 and December 31, 1996, respectively. Currently, 90.8% of the CMOs are backed by the U.S. Government or U.S. Government agencies. MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely reprojects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

     Certificate reserves decreased $2.8 million or 5.5% during the first nine months of 1997, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease is that the certificate of deposit marketplace is currently very competitive. For certificates reaching their maturity date during the nine months ended September 30, 1997 and 1996, 65% and 72%, respectively, were renewed.


                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

     EXHIBITS

     No exhibits are filed herewith.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 1997.


                                   SBM CERTIFICATE COMPANY



                                   By:      /s/ EDWARD L. ZEMAN
                                      ----------------------------------------
                                        Edward L. Zeman
                                        Executive Vice President-Chief
                                        Financial Officer (Principal Financial
                                        Officer)

                                   By:     /s/ BARRY G. WARD
                                      ----------------------------------------
                                        Barry G. Ward
                                        Controller (Principal Accounting
                                        Officer)