Form 10-K
period 1997-12-31
SBM CERTIFICATE CO
filed 1998-03-02
CIK 870398

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1997    Commission file number: 811-6268


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            X  Yes           No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of February 15, 1998, 250,000 shares of the registrant's common stock were outstanding. The registrant is a wholly owned subsidiary and its common stock is not traded on a public market.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

      The registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

================================================================================

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                     PART I

1.  Business...................................................................3
2.  Properties.................................................................4
3.  Legal Proceedings..........................................................5
4.  Submission of Matters to a Vote of Security Holders........................5

                                     PART II

5.  Market for Registrant's Common Equity
      and Related Stockholder Matters..........................................6
6.  Selected Financial Data....................................................6
7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations............................6
8.  Financial Statements and Supplementary Data...............................11
9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure..................................11

                                    PART III

10. Directors and Executive Officers of the Registrant........................12
11. Executive Compensation....................................................12
12. Security Ownership of Certain Beneficial Owners and Management............12
13. Certain Relationships and Related Transactions............................12

                                     PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........13
    Signatures................................................................15
    Index to Financial Statements............................................F-1

                                     PART I

Item 1. Business

(a)   General Development of Business

            SBM Certificate Company (the "Company") was incorporated in Minnesota in June of 1990, to assume the face-amount certificate business of SBM Company ("SBM"). Effective December 31, 1993, SBM transferred all of the Company's shares of common stock to its wholly owned subsidiary, State Bond and Mortgage Life Insurance Company ("SBM Life"). On June 14, 1995, the Company became a wholly owned subsidiary of ARM Financial Group, Inc. ("ARM") pursuant to ARM's purchase of substantially all of the assets and business operations of SBM (the "Acquisition"). ARM specializes in the asset accumulation business, providing retail and institutional customers with a variety of products and services designed to serve the growing long-term savings and retirement markets. At December 31, 1997, ARM had $6.9 billion of assets under management.

(b)   Financial Information About Industry Segments.

            The Company has one business segment.

(c)   Narrative Description of Business

            The Company is an issuer of fixed-rate face-amount certificates registered under the Investment Company Act of 1940, as amended (the "1940 Act"). A face-amount certificate is an obligation of the Company requiring the Company to pay certificate holders the original invested amount of the certificate, plus a three-year fixed-rate return, at a given maturity date. The Company selects the interest rate offered on the face-amount certificates based on the short to intermediate term sections of the yield curve. Face-amount certificates, which are similar to bank certificates of deposit, generally compete with various types of individual savings products offered by banks and insurance companies that provide a fixed rate of return on investors' money. The Company's face-amount certificates are sold primarily in the Midwest.

            The Company's face-amount certificates are distributed by ARM Securities Corporation ("ARM Securities"), a wholly owned subsidiary of ARM, pursuant to an Underwriting Agreement. Prior to November 29, 1996, ARM Securities operated under the name SBM Financial Services, Inc. ARM Securities currently uses a network of independent agents to sell and service the business. The Company continues to investigate opportunities to expand upon its distribution channels. ARM Securities is registered with the Securities and Exchange Commission (the "SEC") as a broker-dealer under the provisions of the Securities Exchange Act of 1934, as amended.

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

      This information is omitted in accordance with Instruction (I)(2)(c) to Form 10-K.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

      There is currently no public market or trading in the common stock of the Company. All of the Company's 250,000 outstanding shares of common stock are held by ARM as of December 31, 1997. The Company has never paid cash dividends on its common stock.

      The Company is subject to two principal restrictions on its ability to pay dividends in addition to the generally applicable restrictions and requirements of Minnesota corporate law. First, pursuant to Section 28(b) of the 1940 Act, the Company is required to establish and maintain qualified assets having a value not less than the aggregate of certificate reserves plus $250,000. Second, the MDC has determined that face-amount certificate companies such as the Company should maintain a ratio of shareholder's equity to total assets of a minimum of 5%. For purposes of determining compliance with both requirements, assets are based upon a valuation of available-for-sale securities reflected at amortized cost. The Company could not pay dividends if it did not meet both of these two requirements or if payment of a dividend would cause it not to meet such requirements. As of December 31, 1997, the Company had qualified assets in excess of certificate reserves plus $250,000 of $14.6 million and total assets in excess of the 5% ratio of $1.9 million.

Item 6. Selected Financial Data

      This information is omitted in accordance with Instruction (I)(2)(a) to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company was acquired by ARM in connection with ARM's acquisition of substantially all of the assets and business operations of SBM effective May 31, 1995. The results of operations for the year ended December 31, 1995 represent the historical results of the Company for the period from January 1, 1995 to May 31, 1995 combined with the results of operations of the Company subsequent to the Acquisition from June 1, 1995 to December 31, 1995. Historical results of operations are not completely comparable with results of operations subsequent to the Acquisition primarily due to differing asset/liability management strategies and expense allocation methodologies of ARM and SBM management. Therefore, results of operations for 1996 are not completely comparable with 1995.

Results of Operations

1997 Compared with 1996

      Net investment income (net income excluding net realized investment gains and losses) was $258,205 and $414,670 for 1997 and 1996, respectively. The decrease in net investment income was primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses and lower federal income tax expense.

      Net investment spread, which is the difference between investment income and interest credited on certificate reserves, decreased to $1.1 million during 1997 from $1.5 million in 1996. These amounts reflect net investment spread of 1.63% and 2.28% during 1997 and 1996, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves. The Company's investment income decreased to $3.9 million from $4.3 million for 1997 and 1996, respectively. These amounts represent investment yields of 7.43% and 7.78% on average cash and investments of $51.3 million and $54.5 million for 1997 and 1996, respectively. This decrease in investment yield on cash and investments was primarily attributable to the Company selling its mortgage-backed derivative securities during the last half of 1997 and reinvesting the proceeds when generally lower reinvestment rates were available. As a result of this trading activity, above normal average cash balances were held, further depressing the investment yield.

      Interest credited on certificate reserves was $2.8 million for both 1997 and 1996. These amounts represent average rates of interest credited of 5.80% and 5.50% on average certificate reserves of $46.3 million and $50.4 million for 1997 and 1996, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during 1997 have crediting rates that are generally higher than contracts that matured during 1997, resulting in the overall increase in the average crediting rate.

      Investment and other expenses were $755,256 and $815,094 for 1997 and 1996, respectively. The decrease in investment and other expenses is primarily attributable to (i) a decrease in goodwill amortization, (ii) a decrease in real estate expenses at the Company's Minnesota facility and (iii) a decrease in other expenses which included decreases in annual regulatory examination expense and filing fees. Such decreases were partially offset by an increase in renewal commissions.

      Realized investment losses were $268,002 for 1997 compared to realized investment gains of $485,135 for 1996. Such realized investment gains and losses were interest-rate and credit related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses.

      During 1997, net income was $94,688 compared to $731,981 in 1996. The decrease was primarily attributable to a decrease in realized investment gains and net investment income.

      Certificate reserves decreased $5.1 million or 10.1% during 1997, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease is that the certificate of deposit marketplace is currently very competitive. For certificates reaching their maturity date during 1997 and 1996, 64% and 73%, respectively, were renewed.

1996 Compared with 1995

      During 1996, net income was $731,981 compared to $776,739 in 1995. Net investment income was $414,670 and $595,354 for 1996 and 1995, respectively. The decrease in net investment income was primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses and lower federal income tax expense.

      Net investment spread decreased to $1.5 million during 1996 from $2.0 million in 1995. These amounts reflect net investment spread of 2.28% and 3.05% during 1996 and 1995, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves. The Company's investment income decreased to $4.3 million from $4.9 million for 1996 and 1995, respectively. These amounts represent investment yields of 7.78% and 8.29% on average cash and investments of $54.5 million and $54.8 million for 1996 and 1995, respectively. This decrease in investment yield on cash and investments was primarily attributable to a reduction in the average duration of the investment portfolio during 1996 and to the December 1995 sale of the Company's mortgage loan portfolio. The proceeds from the sale of mortgage loans were invested in fixed maturities of a generally higher quality, but with lower yields.

      Interest credited on certificate reserves was $2.8 million and $2.9 million for 1996 and 1995, respectively. These amounts represent average rates of interest credited of 5.50% and 5.24% on average certificate reserves of $50.4 million and $52.9 million for 1996 and 1995, respectively. New and renewal contracts issued and outstanding during 1996 had crediting rates that were generally higher than contracts that matured or surrendered during 1996, resulting in the overall increase in the average crediting rate.

      Investment and other expenses were $815,094 and $957,593 for 1996 and 1995, respectively. The decrease in investment and other expenses was primarily attributable to the decrease in management and investment advisory fees. Currently, management and investment advisory fees charged by ARM are computed as a percentage of the Company's average certificate reserves and qualified assets. Such fees were lower since the June 30, 1995 acquisition of the Company primarily as a result of ARM's lower marginal operating cost attributable to greater economies of scale.

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

Asset Portfolio Review

      The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 99% and 98% investment grade for the years ended December 31, 1997 and 1996, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented 0.8% and 1.0% of qualified assets at December 31, 1997 and 1996, respectively. As of December 31, 1997, the Company held no securities which had defaulted on principal or interest payments.

      Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $27.3 million at December 31, 1997, representing 54.2% of total qualified assets, net of unsettled securities trades (58.9% at December 31, 1996). The Company's investments in CMOs represented 52.4% and 52.8% of the Company's qualified assets, net of unsettled securities trades, as of December 31, 1997 and 1996, respectively. Currently, 76.9% of the CMOs are backed by the U.S. Government or U.S. Government agencies. MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely projects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

      Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company currently classifies its fixed maturity and equity securities as available-for-sale. Such securities are carried at fair value and changes in fair value, net of related deferred income taxes, are charged or credited directly to shareholder's equity. Fluctuations in interest rates during 1997 resulted in unrealized gains of $54,723 (net of $29,466 in deferred income taxes) at December 31, 1997 compared to unrealized gains of $231,541 (net of $124,676 in deferred income taxes) at December 31, 1996. Volatility in reported shareholder's equity occurs as a result of SFAS No. 115 which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values.

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

      As of December 31, 1997, the Company had $14.6 million of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with
Section 28(b) of the 1940 Act. In addition, the MDC has certain regulatory authority over the Company. The MDC has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 8.2% at December 31, 1997.

      The primary liquidity requirement of the Company relates to its payment of certificate maturities and surrenders. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments.

      At December 31, 1997, cash and cash equivalents totaled $13.1 million, an increase of $9.9 million from December 31, 1996. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

      Cash flows of $4.0 million, $3.6 million and $4.1 million were generated from operating activities in 1997, 1996 and 1995, respectively. These cash flows resulted principally from investment income, less management and investment advisory fees and commissions paid. Proceeds from sales, redemptions and maturities of investments generated $93.1 million, $39.4 million and $51.8 million in cash flows during 1997, 1996 and 1995, respectively, which were offset by purchases of investments of $79.5 million, $38.5 million and $44.2 million, respectively.

Year 2000

      During 1996, ARM completed an evaluation of all computer systems for Year 2000 compliance. Based on that initial review, it was determined that the administration system which processes face- amount certificate transactions could not accept Year 2000 data. The administration of face-amount certificates is expected to be corrected or moved to a compliant system during 1998. This Year 2000 compliance project, as it relates to the Company, is provided for under the Administrative Services Agreement between ARM and the Company.

Item 8. Financial Statements and Supplementary Data

      The Company's financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein. There is no additional supplementary data filed herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with accountants on accounting, auditing, or financial reporting matters.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      This information is omitted in accordance with Instruction (I)(2)(c) to Form 10-K.

Item 11. Executive Compensation

      This information is omitted in accordance with Instruction (I)(2)(c) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      This information is omitted in accordance with Instruction (I)(2)(c) to Form 10-K.

Item 13. Certain Relationships and Related Transactions

      This information is omitted in accordance with Instruction (I)(2)(c) to Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Documents Filed as Part of this Report

      1.    Financial Statements.

                  See financial statements index on page F-1 of this document for a listing of financial statements and reports of independent auditors included in this report.


      2.    Financial Statement Schedules

                  The following financial statement schedules of the Company and the related Report of Independent Auditors are incorporated herein by reference and were previously filed as Part II Item 16(b) to Post Effective Amendment No. 9 to Registration Statement on Form S-1 of the Company to be filed on or about February 27, 1998 (File No. 33-38066):

                  Report of Independent Auditors

                  Schedule I Investments in Securities of Unaffiliated Issuers--December 31, 1997

                  Schedule V Qualified Assets on Deposit--December 31, 1997

                  Schedule VI Certificate Reserves--Year Ended December 31, 1997

                  Schedule XII Valuation and Qualifying Accounts--December 31, 1997

                  Schedules I, V, and VI as of or for the year ended December
            31, 1996 included in the Company's Post Effective Amendment No. 8 to Registration Statement on Form S-1 filed February 28, 1997; Schedules I, III, V and VI as of or for the year ended December 31, 1995 included in the Company's Post Effective Amendment No. 7 to Registration Statement on Form S-1 filed March 5, 1996, are incorporated herein by reference.

                  Schedules required by Article 6 of Regulation S-X for
            face-amount certificate investment companies other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements and notes thereto, or elsewhere herein.

      3.    Exhibits

                  See Exhibit Index on page 14 of this report.

(b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                             SBM Certificate Company
                                  Exhibit Index
================================================================================
Exhibit
Number                             Description
--------------------------------------------------------------------------------

3.1 Articles of Incorporation-filed as Exhibit 3(a) to Registration Statement No. 33-38066 dated December 4, 1990.*

3.2 By-laws-filed as Exhibit 3(b) to Registration Statement No. 33-38066 dated December 4, 1990.*

4 Instruments defining the rights of security holders-Form of Series 503 Certificate filed as Exhibit 4 to Registration Statement on Form N-8B-4, File No. 811-6268, filed April 1, 1991.*

10.1 Underwriting Agreement by and between the Company and SBM Financial Services, Inc. dated June 14, 1995, filed as Exhibit 10(b) to Amendment No. 7 to Registration Statement No. 33-38066 of the Company dated March 5, 1996.*

10.2 Administrative Services Agreement by and between the Company and ARM Financial Group, Inc. dated as of June 14, 1995, filed as Exhibit 10(c) to Amendment No. 7 to Registration Statement No. 33-38066 of the Company dated March 5, 1996.*

10.3 Investment Services Agreement by and between the Company and ARM Financial Group, Inc. dated as of June 14, 1995, filed as Exhibit 10(d) to Amendment No. 7 to Registration Statement No. 33-38066 of the Company dated March 5, 1996.*

10.4 Custody Agreement, as amended and supplemented, between the Company and First Trust National Association dated December 20, 1990, filed as Exhibit 10(b) to Amendment No. 1 to Registration Statement No. 33-38066 of the Company dated January 2, 1991.*

10.5 Lease between the Company and State Bank & Trust Company of New Ulm dated August 13, 1992, filed as Exhibit 10A to Form 10-K of SBM Company filed March 31, 1993 (File No. 811-407).*

10.6 Form of Tax Allocation Agreement by and among the Company, ARM Financial Group, Inc. and certain ARM subsidiaries dated March 21, 1996, filed as Exhibit 10.1 to Form 10-Q of the Company, File No. 811- 6268, filed May 14, 1996.*

10.7 Policies on Asset/Liability Risk Management and Investment Management by and among the Company, adopted as of March 19, 1997, files as Exhibit 10(g) to Form S-1 Registration Statement of the Company (File No. 33-38066).*

10.8 Indemnification Agreement by and between the Company and ARM Financial Group, Inc. dated June 26, 1997, filed as Exhibit 10(h) to Form S-1 Registration Statement of the Company (File No. 33-38066).*

23.1        Consent of Ernst & Young LLP, filed herewith.

27          Not applicable.

            * Previously filed as indicated and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 1998.

                                          SBM Certificate Company

                                          By: /s/ JOHN  R. McGEENEY
                                              ----------------------------------
                                              John R. McGeeney
                                              Chairman of the Board of Directors
                                              and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 26th day of February 1998.

            Name                                 Title
            ----                                 -----

      /s/ JOHN R. McGEENEY           Chairman of the Board of Directors
----------------------------------   and President (Principal Executive Officer)
John R. McGeeney


      /s/ EDWARD L. ZEMAN            Executive Vice President-Chief Financial
----------------------------------   Officer (Principal Financial Officer)
Edward L. Zeman


      /s/ BARRY G. WARD              Controller (Principal Accounting Officer)
----------------------------------
Barry G. Ward


      /s/ STEVEN B. BING             Director
----------------------------------
Steven B. Bing


      /s/ THEODORE S. ROSKY          Director
----------------------------------
Theodore S. Rosky


      /s/ WALTER L. SALES            Director
----------------------------------
Walter L. Sales

                             SBM Certificate Company

                          Index to Financial Statements


Report of Independent Auditors...............................................F-2
Balance Sheets as of December 31, 1997 and 1996..............................F-3
Statements of Operations for the Years Ended
   December 31, 1997, 1996, and 1995.........................................F-5
Statements of Shareholder's Equity for the Years Ended
   December 31, 1997, 1996 and 1995..........................................F-6
Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996 and 1995..........................................F-7
Notes to Financial Statements................................................F-8

                         Report of Independent Auditors

Board of Directors
SBM Certificate Company

We have audited the accompanying balance sheets of SBM Certificate Company as of December 31, 1997 and 1996, and the related statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                          /s/ Ernst & Young LLP

Louisville, Kentucky
February 9, 1998

                             SBM Certificate Company
                                 Balance Sheets

================================================================================
                                                              December 31,
                                                          1997          1996
--------------------------------------------------------------------------------
Assets
Qualified assets:
   Cash and investments:
     Investments in securities of unaffiliated issuers:
       Fixed maturities available-for-sale, at fair
         value (amortized cost: 1997-$45,602,442;
         1996-$49,863,826)                             $45,614,870   $50,169,361
       Equity securities, at fair value
         (cost: 1997-$340,473; 1996-$493,912)              412,234       544,594
     Certificate loans                                     186,292       273,368
     Other invested assets                                 471,992       523,083
     Cash and cash equivalents                          13,054,864     3,247,192
                                                       -------------------------
   Total cash and investments                           59,740,252    54,757,598

   Receivables:
     Dividends and interest                                328,516       533,958
     Receivable for investment securities sold                --         122,570
                                                       -------------------------
   Total receivables                                       328,516       656,528
                                                       -------------------------
Total qualified assets                                  60,068,768    55,414,126


Deferred acquisition cost                                  157,994       132,163
Goodwill                                                      --         113,095
Other assets                                                42,948        66,163
                                                       -------------------------

Total assets                                           $60,269,710   $55,725,547
                                                       =========================

                             SBM Certificate Company
                           Balance Sheets (Continued)

================================================================================
                                                              December 31,
                                                          1997          1996
--------------------------------------------------------------------------------
Liabilities and shareholder's equity
Liabilities:
   Certificate reserves                                $45,127,084   $50,186,386
   Payable for investment securities purchased           9,731,948          --
   Deferred federal income taxes                            98,320       445,419
   Accounts payable and other liabilities                  330,686        29,940
                                                       -------------------------
Total liabilities                                       55,288,038    50,661,745

Shareholder's equity:
   Common stock, $1 par value; 1,000,000 shares
     authorized; 250,000 shares issued and
     outstanding                                           250,000       250,000
   Additional paid-in capital                            3,050,000     3,050,000
   Net unrealized gains on available-for-sale
     securities                                             54,723       231,541
   Retained earnings                                     1,626,949     1,532,261
                                                       -------------------------
Total shareholder's equity                               4,981,672     5,063,802
                                                       -------------------------

Total liabilities and shareholder's equity             $60,269,710   $55,725,547
                                                       =========================


See accompanying notes.

                             SBM Certificate Company
                            Statements of Operations

=======================================================================================================
                                                                       Year Ended December 31,
                                                              -----------------------------------------
                                                                 1997           1996           1995
-------------------------------------------------------------------------------------------------------
Investment income:
   Interest income from securities                            $ 3,729,295    $ 4,089,948    $ 4,276,460
   Interest income from mortgage loans                               --             --          366,321
   Other investment income                                        203,810        200,127        246,597
                                                              -----------------------------------------
Total investment income                                         3,933,105      4,290,075      4,889,378

Investment and other expenses:
   Management and investment advisory fees                        246,468        246,468        358,486
   Deferred acquisition cost amortization and renewal
     commissions                                                  288,974        245,126        289,875
   Real estate expenses                                           166,670        205,029        137,777
   Amortization of goodwill                                        23,833         79,824         92,248
   Other expenses                                                  29,311         38,647         79,207
                                                              -----------------------------------------
Total investment and other expenses                               755,256        815,094        957,593

Interest credited on certificate reserves                       2,795,360      2,821,912      2,929,357
                                                              -----------------------------------------
Net investment income before federal
    income taxes                                                  382,489        653,069      1,002,428
Federal income tax expense                                       (124,284)      (238,399)      (407,074)
                                                              -----------------------------------------
Net investment income                                             258,205        414,670        595,354

Realized investment gains (losses)                               (268,002)       485,135        283,885
Federal income tax benefit (expense) on realized investment
   gains and losses                                               104,485       (167,824)      (102,500)
                                                              -----------------------------------------
Net realized investment gains (losses)                           (163,517)       317,311        181,385
                                                              -----------------------------------------

Net income                                                    $    94,688    $   731,981    $   776,739
                                                              =========================================

See accompanying notes.

                             SBM Certificate Company
                       Statements of Shareholder's Equity

================================================================================================================
                                                                         Net
                                                                      Unrealized
                                                                    Gains (Losses)
                                                        Additional   on Available-                    Total
                                           Common        Paid-In       For-Sale        Retained    Shareholder's
                                           Stock         Capital      Securities       Earnings       Equity
----------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                $   250,000    $ 3,740,006    $(4,242,659)   $   439,576    $   186,923

   Net income                                                                            776,739        776,739
   Capital contribution from SBM Life                    1,500,000                                    1,500,000
   Purchase accounting adjustment
     (Note 2)                                           (2,190,006)     1,066,442       (416,035)    (1,539,599)
   Change in net unrealized losses on
     available-for-sale securities                                      4,062,095                     4,062,095
                                        -----------------------------------------------------------------------
Balance, December 31, 1995                  250,000      3,050,000        885,878        800,280      4,986,158

   Net income                                                                            731,981        731,981
   Change in net unrealized gains
     (losses) on available-for-sale
     securities                                                          (654,337)                     (654,337)
                                        -----------------------------------------------------------------------
Balance, December 31, 1996                  250,000      3,050,000        231,541      1,532,261      5,063,802

   Net income                                                                             94,688         94,688
   Change in net unrealized gains on
     available-for-sale securities                                       (176,818)                     (176,818)
                                        -----------------------------------------------------------------------
Balance, December 31, 1997              $   250,000    $ 3,050,000    $    54,723    $ 1,626,949    $ 4,981,672
                                        =======================================================================

See accompanying notes.

                             SBM Certificate Company
                            Statements of Cash Flows

============================================================================================================
                                                                           Year Ended December 31,
                                                                --------------------------------------------
                                                                    1997            1996            1995
------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
Net income                                                      $     94,688    $    731,981    $    776,739
Adjustments to reconcile net income to cash flows provided
   by operating activities:
     Provision for certificate reserves                            2,795,360       2,821,912       2,929,357
     Realized investment (gains) losses                              268,002        (485,135)       (283,885)
     Deferral of acquisition costs                                  (314,805)       (263,788)       (430,852)
     Amortization of deferred acquisition costs and
       renewal commissions                                           288,974         245,126         289,875
     Other amortization and depreciation                             465,553         530,429         228,861
     Deferred tax expense (benefit)                                 (162,627)        178,606         295,464
     (Increase) decrease in dividends and interest receivable        205,442        (136,060)         34,571
     Changes in other assets and liabilities                         323,093         (40,816)        250,559
                                                                --------------------------------------------
Cash flows provided by operating activities                        3,963,680       3,582,255       4,090,689

Cash flows provided by (used in) investing activities:
Fixed maturity investments:
   Purchases                                                     (79,455,679)    (38,523,432)    (44,224,876)
   Maturities and redemptions                                     10,812,744       5,642,891       2,678,900
   Sales                                                          82,250,553      33,578,496      44,977,473
Sales, maturities and redemptions--mortgage loans                      3,091         155,643       4,192,459
Additions to other invested assets                                      --              --           (81,200)
Repayment of certificate loans, net                                   87,076           6,095          59,416
                                                                --------------------------------------------
Cash flows provided by investing activities                       13,697,785         859,693       7,602,172

Cash flows provided by (used in) financing activities:
Amounts paid to face-amount certificate holders                   (8,179,248)     (6,063,787)    (13,322,027)
Amounts received from face-amount certificate holders                325,456         968,537       2,498,761
Capital contribution                                                    --              --         1,500,000
                                                                --------------------------------------------
Cash flows used in financing activities                           (7,853,792)     (5,095,250)     (9,323,266)
                                                                --------------------------------------------

Net change in cash and cash equivalents                            9,807,673        (653,302)      2,369,595
Cash and cash equivalents at beginning of year                     3,247,192       3,900,494       1,530,899
                                                                --------------------------------------------

Cash and cash equivalents at end of year                        $ 13,054,865    $  3,247,192    $  3,900,494
                                                                ============================================

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

Nature of Operations

      The Company is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the "1940 Act"). A face-amount certificate is an obligation of the Company requiring the Company to pay certificate holders the original invested amount of the certificate, plus a three-year fixed-rate return, at a given maturity date. The Company's face-amount certificates are sold primarily in the Midwest. Face-amount certificates, which are similar to bank certificates of deposit, generally compete with various types of individual savings products offered by banks and insurance companies that provide a fixed rate of return on investors' money.

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

2.    Acquisition of the Company

      The Acquisition was accounted for using the purchase method of accounting. Under purchase accounting, assets and liabilities are adjusted to their estimated fair value and reflect an allocation of the Company's portion of the cost of the Acquisition, commonly referred to as "push-down accounting."

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

                                                                                  Seven
                                                                                  Months
                                                            Five Months           Ended            Year Ended
                                                               Ended           December 31,       December 31,
                                                            May 31, 1995           1995               1995
                                                            --------------------------------------------------
Combined Condensed Statement of Operations:
Total investment income                                     $  2,013,780       $  2,875,598       $  4,889,378
Total investment and other expenses                              511,343            446,250            957,593
Interest credited on certificate reserves                      1,224,738          1,704,619          2,929,357
                                                            --------------------------------------------------
Net investment income before federal income taxes                277,699            724,729          1,002,428
Federal income tax expense                                       (94,000)          (313,074)          (407,074)
                                                            --------------------------------------------------
Net investment income                                            183,699            411,655            595,354
Realized investment gains (losses)                              (314,000)           597,885            283,885
Federal income tax benefit (expense) on realized
     investment gains and losses                                 106,760           (209,260)          (102,500)
                                                            --------------------------------------------------
Net income (loss)                                           $    (23,541)      $    800,280       $    776,739
                                                            ==================================================

Combined Condensed Statement of Cash Flows:
Cash flows provided by operating activities                 $  1,462,487       $  2,628,202       $  4,090,689

Cash flows provided by (used in) investing activities:
Fixed maturity investments:
   Purchases                                                     (21,615)       (44,203,261)       (44,224,876)
   Maturities and redemptions                                    903,084          1,775,816          2,678,900
   Sales                                                       5,090,653         39,886,820         44,977,473
Sales, maturities and redemptions-- mortgage loans               392,947          3,799,512          4,192,459
Additions to other invested assets, net                          (81,200)              --              (81,200)
Repayments of certificate loans, net                              66,731             (7,315)            59,416
                                                            --------------------------------------------------
Cash flows provided by investing activities                    6,350,600          1,251,572          7,602,172

Cash flows provided by (used in) financing activities:
Amounts paid to face-amount certificate holders               (7,066,042)        (6,255,985)       (13,322,027)
Amounts received from face-amount certificate
   holders                                                     1,926,095            572,666          2,498,761
Capital contribution from SBM Life                             1,500,000               --            1,500,000
                                                            --------------------------------------------------
Cash flows used in financing activities                       (3,639,947)        (5,683,319)        (9,323,266)
                                                            --------------------------------------------------

Net change in cash and cash equivalents                        4,173,140         (1,803,545)         2,369,595
Cash and cash equivalents at beginning of period               1,530,899          5,704,039          1,530,899
                                                            --------------------------------------------------

Cash and cash equivalents at end of period                  $  5,704,039       $  3,900,494       $  3,900,494
                                                            ==================================================

3.    Investments

      The amortized cost and estimated fair values of available-for-sale securities were as follows:

                                                                Available-for-Sale Securities
                                                --------------------------------------------------------------
                                                                    Gross           Gross
                                                                  Unrealized      Unrealized       Estimated
                                                   Cost             Gains           Losses         Fair Value
--------------------------------------------------------------------------------------------------------------
December 31, 1997:
   Fixed maturities:
     U.S. Treasury securities and
       obligations of U.S. government
       agencies                                 $11,343,142      $    11,763      $     2,985      $11,351,920
     Obligations of state and political
       subdivisions                                 387,196           12,225             --            399,421
     Foreign governments                            450,960             --             49,052          401,908
     Corporate securities                         5,102,468           40,992             --          5,143,460
     Asset-backed securities                      1,033,932             --              2,372        1,031,560
     Mortgage-backed securities                  27,284,744          121,331          119,474       27,286,601
                                                --------------------------------------------------------------
   Total fixed maturities                        45,602,442          186,311          173,883       45,614,870
   Equity securities                                340,473           73,277            1,516          412,234
                                                --------------------------------------------------------------
       Total available-for-sale securities      $45,942,915      $   259,588      $   175,399      $46,027,104
                                                ==============================================================

December 31, 1996:
   Fixed maturities:
     U.S. Treasury securities and
       obligations of U.S. government
       agencies                                 $ 3,467,777      $      --        $    38,359      $ 3,429,418
     Obligations of state and political
       subdivisions                                 456,112            3,498            8,838          450,772
     Foreign governments                            951,123           13,000            5,893          958,230
     Corporate securities                         7,569,178           63,776           15,206        7,617,748
     Asset-backed securities                      5,131,230            3,763           35,468        5,099,525
     Mortgage-backed securities                  32,288,406          498,888          173,626       32,613,668
                                                --------------------------------------------------------------
   Total fixed maturities                        49,863,826          582,925          277,390       50,169,361
   Equity securities                                493,912           53,270            2,588          544,594
                                                --------------------------------------------------------------
       Total available-for-sale securities      $50,357,738      $   636,195      $   279,978      $50,713,955
                                                ==============================================================

      The amortized cost and estimated fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life.


                                                         December 31, 1997
                                                    ----------------------------
                                                                      Estimated
                                                                        Fair
                                                       Cost             Value
--------------------------------------------------------------------------------
Available-for-sale:
   Due in one year or less                          $ 2,541,168      $ 2,549,592
   Due after one year through five years             14,269,221       14,247,246
   Due after five years through ten years               161,745          168,915
   Due after ten years                                  225,450          230,506
   Asset-backed securities                            1,033,932        1,031,560
   Mortgage-backed securities                        27,284,744       27,286,601
   Redeemable preferred stock                            86,182          100,450
                                                    ----------------------------
     Total fixed maturities                         $45,602,442      $45,614,870
                                                    ============================

      Gross gains of $765,664, $642,039, $815,733, and $7,399 and gross losses of $1,082,809, $175,226, $148,041, and $321,399 were realized on sales of fixed maturities classified as available- for-sale for the year ended December 31, 1997 and 1996, the seven months ended December 31, 1995 and the five months ended May 31, 1995, respectively.

      Gross gains of $49,143, $23,980 and zero were recognized on equity securities sold during 1997, 1996, and 1995, respectively. Gross losses of zero for both 1997 and 1996, and $5,075 for 1995 were recognized on equity securities sold. Gross losses of $64,732 were realized on the sale of substantially all mortgage loans in December 1995.

4.    Certificate Reserves

      Total certificate reserves at December 31 are summarized as follows:

                                                                                Minimum            Additional
                                                1997             1996           Interest            Interest
                                          ----------------------------------------------------------------------
Fully-paid certificates:
   Single-payment series 503              $ 41,533,024      $ 46,302,625          2.50%           1.85% to 4.60%
   Installment                               2,220,962         2,270,515      2.50% to 3.50%      1.50% to 2.75%
   Optional settlement                         521,643           592,513      2.50% to 3.00%      2.00% to 2.75%
   Due to unlocated certificate
     holders                                     2,878             2,878           None
                                          ------------------------------
                                            44,278,507        49,168,531

Installment certificates:
   Reserves to mature, by series:
     120, 215, and 220                         393,801           424,651          3.25%           1.75% to 2.00%
     315                                       191,975           296,064          3.50%           1.50% to 1.75%
   Advance payments                            262,801           297,140           *                    *
                                          ------------------------------
                                               848,577         1,017,855
                                          ------------------------------
         Total certificate reserves       $ 45,127,084      $ 50,186,386
                                          ==============================

      * Minimum interest rates on advance payments are generally the same as the rates on scheduled installment payments. Interest credited on advance payments, however, is accruing at 5.00% and will continue at that rate through 1998.

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

                                                                December 31, 1997                 December 31, 1996
                                                           --------------------------------------------------------------
                                                            Carrying        Estimated         Carrying        Estimated
                                                              Value         Fair Value          Value         Fair Value
-------------------------------------------------------------------------------------------------------------------------
Assets:
   Investments in securities of unaffiliated issuers:
       Fixed maturities available-for-sale                 $45,614,870      $45,614,870      $50,169,361      $50,169,361
       Equity securities                                       412,234          412,234          544,594          544,594
   Certificate loans                                           186,292          186,292          273,368          273,368
   Other invested assets                                       471,992          471,992          523,083          523,083
   Cash and cash equivalents                                13,054,864       13,054,864        3,247,192        3,247,192
   Other assets                                                 42,948           42,948           66,163           66,163
Liabilities:
   Certificate reserves                                     45,127,084       45,340,626       50,186,386       50,767,396
   Accounts payable and other liabilities                      330,686          330,686           29,940           29,940


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

Certificate Reserves

      The fair value of certificate reserves is based on a discounted cashflow analysis, using the current interest rate offered on new certificates of 5.25% at December 31, 1997 and 1996.

Other Invested Assets, Other Assets, Accounts Payable and Other Liabilities

      The financial statement carrying amounts of other invested assets, other assets, accounts payable and other liabilities are deemed to be a reasonable approximation of their fair value.

6.    Federal Income Taxes

      Deferred federal income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses. Significant components of the deferred tax liabilities and assets as of December 31, 1997 and December 31, 1996 were:

                                                                                  December 31,
                                                                          -------------------------
                                                                              1997          1996
---------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Real estate limited partnership                                        $  99,798       $ 178,736
   Net unrealized gains on available-for-sale securities                     29,466         124,676
   Other                                                                      2,932            --
                                                                          -------------------------
       Total deferred tax liabilities                                       132,196         303,412

Deferred tax assets:
   Fixed maturities                                                          19,568          45,524
   Other investments                                                         93,789          93,789
   Fixed assets                                                              38,677          38,149
   Capital loss carryover                                                   281,842         363,267
   Other                                                                       --            31,785
                                                                          -------------------------
       Total deferred tax assets                                            433,876         572,514
   Valuation allowance for deferred tax assets                             (400,000)       (714,521)
                                                                          -------------------------
       Net deferred tax assets                                               33,876        (142,007)
                                                                          -------------------------
   Deferred tax liabilities shown on the accompanying balance sheets      $  98,320       $ 445,419
                                                                          =========================

The components of the provision for federal income tax expense consist of the following:

                                                 Year Ended December 31,
                                        ----------------------------------------
                                          1997            1996           1995
                                        ----------------------------------------
Current                                 $ 182,426       $ 227,617      $ 214,110
Deferred                                 (162,627)        178,606        295,464
                                        ----------------------------------------
Total federal income tax expense        $  19,799       $ 406,223      $ 509,574
                                        ========================================

      Current and deferred federal income tax expenses for the seven months ended December 31, 1995 were $233,870 and $288,464, respectively. For the five months ended May 31, 1995 the current tax benefit was $19,760 and the deferred tax expense was $7,000.

      In the event that future tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the Acquisition date, such benefits are applied to first reduce the balance of goodwill. During 1997 and 1995, goodwill was reduced by $89,262 and $189,251, respectively, as a result of realizing such benefits. No such benefits were realized in 1996. The 1997 reduction in the valuation allowance of $314,521 reduced the goodwill balance to zero.

      Federal income tax expense differs from that computed by using the federal income tax rate of 35% as shown below.

                                                                                     Seven Months     Five Months
                                                Year Ended December 31,                 Ended            Ended
                                      -----------------------------------------      December 31,       May 31,
                                         1997            1996            1995            1995            1995
                                      -------------------------------------------------------------------------
Income tax expense (benefit) at
   statutory rate                     $  40,070       $ 398,371       $ 450,209       $ 462,915       $ (12,706)
Tax-exempt interest                      (5,677)         (7,283)         (7,256)         (3,350)         (3,906)
Dividend received deduction             (12,457)        (12,577)        (14,379)         (8,000)         (6,379)
Goodwill amortization                     8,342          27,938          32,287          32,287            --
Taxable proceeds from life
     insurance                             --              --            38,482          38,482            --
Other                                   (10,479)           (226)         10,231            --            10,231
                                      -------------------------------------------------------------------------
Total federal income tax expense
   (benefit)                          $  19,799       $ 406,223       $ 509,574       $ 522,334       $ (12,760)
                                      =========================================================================

      The Company files a consolidated federal income tax return with its non-life insurance affiliates. Pursuant to the tax sharing agreement, the consolidated income tax liability is allocated among the companies based upon each members' proportionate share of taxable income with current credit being given for losses utilized against other members' taxable income. The allocated tax liabilities are settled timely upon the completion of the annual consolidated federal return. At December 31, 1997 and 1996, $124,435 and $213,902 were due to ARM, respectively, related to the tax sharing agreement.

7.    Related Party Transactions

      For the periods presented, management and investment advisory fee expenses reflected in the accompanying financial statements represent allocations of expenses from SBM and ARM for the respective periods prior and subsequent to the Acquisition. These allocations include amounts for administrative and investment services, including use of property, equipment and facilities. The allocations are currently based on the proportion which such business and assets managed represents of all of ARM's and its subsidiaries' business activities. Prior to the Acquisition, the allocations were primarily based on the amount of time spent by SBM employees on the face-amount certificate business and on the proportion which such business represents of all of SBM's and its subsidiaries' business activities. The allocations were $246,468 for both the years ended December 31, 1997 and 1996, $151,967 and $206,519 for the seven months ended December 31, 1995 and the five months ended May 31, 1995, respectively. Management believes that the methods used to allocate such expenses are reasonable. The Company owns and pays operating expenses for a building used by SBM (prior to the Acquisition) and its affiliates.

      The Company has paid ARM Securities, an affiliate, $314,805, $263,089 and $443,579 for the years ended 1997, 1996 and 1995, respectively, for sales commissions and other issuance, underwriting, and sales expenses.

8.    Shareholder's Equity and Regulatory Matters

      The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the 1940 Act, the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($45.4 million and $50.4 million at December 31, 1997 and 1996, respectively). The Company had qualified assets of $60.0 million and $55.1 million at those respective dates (which excludes $0.1 million and $0.4 million, respectively, of unrealized pretax gains on fixed maturities and equity securities classified as available-for-sale).

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

      Second, the Minnesota Department of Commerce ("MDC") has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 8.2% and 8.7% at December 31, 1997 and 1996, respectively. In November 1994, based on the decline in the value of the Company's investment portfolio, resulting from increasing interest rates in 1994 and the Company's decreasing liquidity resulting from reduced principal payments on the Company's collateralized mortgage obligations portfolio, the MDC recommended that the Company increase its capital level. The MDC's concern was influenced by the Company's capital ratio, calculated including the effects of unrealized investment losses. Therefore, on March 29, 1995, SBM Life, the former parent company of the Company, made a $1.5 million capital contribution to the Company.

      Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians to meet certificate liability requirements as of December 31, 1997 and 1996 as shown in the following table. Certificate loans, secured by applicable certificate reserves, are deducted from certificate reserves in computing deposit requirements.

                                                           1997          1996
                                                       -------------------------
Assets on deposit with:
   Central depositary                                  $48,664,004   $51,522,592
   State governmental authorities                          245,772       245,102
                                                       -------------------------
     Total deposits                                    $48,909,776   $51,767,694
                                                       =========================

     Required deposits (certificate reserves
        less certificate loans plus $250,000           $45,190,792   $50,163,018
                                                       =========================

      Assets on deposit consisted of the following at December 31:

                                                           1997          1996
                                                       -------------------------
Investment securities, at cost plus accrued interest   $48,437,784   $51,244,584
First mortgage loans                                           960         4,068
Other assets on deposit, at cost                           471,032       519,042
                                                       -------------------------
     Total deposits                                    $48,909,776   $51,767,694
                                                       =========================