Form 10-Q
period 1998-03-31
SBM CERTIFICATE CO
filed 1998-05-15
CIK 870398

--------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                      --------

                                     FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the period ended: March 31, 1998


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

     As of May 6, 1998, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               SBM CERTIFICATE COMPANY
                               CONDENSED BALANCE SHEETS


                                                                                      MARCH 31,
                                                                                        1998           DECEMBER 31,
                                                                                     (UNAUDITED)           1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
Qualified assets:
  Cash and investments:
     Investments in securities of unaffiliated issuers:
       Fixed maturities available-for-sale, at fair value (amortized cost:
          March 31, 1998-$40,960,554; December 31, 1997-$45,602,442)                $41,029,070         $45,614,870
       Equity securities, at fair value (cost:  March 31, 1998-$327,903;
          December 31, 1997-$340,473)                                                   408,513             412,234
     Certificate loans                                                                  187,272             186,292
     Other invested assets                                                              225,415             471,992
     Cash and cash equivalents                                                        7,657,517          13,054,864
                                                                                    -------------------------------
  Total cash and investments                                                         49,507,787          59,740,252

  Receivables:
     Dividends and interest                                                             357,668             328,516
                                                                                    -------------------------------
Total qualified assets                                                               49,865,455          60,068,768

Deferred acquisition costs                                                              189,614             157,994
Other assets                                                                                 --              42,948
                                                                                    -------------------------------

Total assets                                                                        $50,055,069         $60,269,710
                                                                                    -------------------------------
                                                                                    -------------------------------


                               SBM CERTIFICATE COMPANY
                        CONDENSED BALANCE SHEETS (CONTINUED)


                                                                                      MARCH 31,
                                                                                        1998           DECEMBER 31,
                                                                                     (UNAUDITED)           1997
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Certificate reserves                                                              $41,613,062         $45,127,084
  Payable for investment securities purchased                                         2,939,014           9,731,948
  Deferred federal income taxes                                                          91,269              98,320
  Accounts payable and other liabilities                                                417,951             330,686
                                                                                    -------------------------------
Total liabilities                                                                    45,061,296          55,288,038

Shareholder's equity:
  Common stock, 250,000 shares issued                                                   250,000             250,000
  Additional paid-in capital                                                          3,050,000           3,050,000
  Retained earnings                                                                   1,595,176           1,626,949
  Accumulated other comprehensive income from
     net unrealized gains on available-for-sale securities                               98,597              54,723
                                                                                    -------------------------------
Total shareholder's equity                                                            4,993,773           4,981,672
                                                                                    -------------------------------

Total liabilities and shareholder's equity                                          $50,055,069         $60,269,710
                                                                                    -------------------------------
                                                                                    -------------------------------

SEE ACCOMPANYING NOTES.

                               SBM CERTIFICATE COMPANY
                    CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                         1998               1997
-------------------------------------------------------------------------------------------------------------------
Investment income:
  Interest income from securities                                                     $ 817,334         $ 1,033,248
  Other investment income                                                                32,711              43,513
                                                                                      -----------------------------
Total investment income                                                                 850,045           1,076,761

Investment and other expenses:
  Management and investment advisory fees                                                53,596              61,617
  Deferred acquisition cost amortization and renewal commissions                         76,899              70,297
  Real estate expenses                                                                   29,087              32,117
  Amortization of goodwill                                                                   --              19,956
  Other (income) expenses                                                                (3,065)              5,995
                                                                                      -----------------------------
Total investment and other expenses                                                     156,517             189,982

Interest credited on certificate reserves                                               619,002             699,987
                                                                                      -----------------------------
Net investment income before federal income taxes                                        74,526             186,792

Income tax expense                                                                      (26,646)            (64,006)
                                                                                      -----------------------------
Net investment income                                                                    47,880             122,786

Realized investment losses                                                             (130,235)             (5,372)
Income tax benefit on realized investment losses                                         50,582                 562
                                                                                      -----------------------------
Net realized investment losses                                                          (79,653)             (4,810)
                                                                                      -----------------------------

Net income (loss)                                                                     $ (31,773)        $   117,976
                                                                                      -----------------------------
                                                                                      -----------------------------



SEE ACCOMPANYING NOTES.

                               SBM CERTIFICATE COMPANY
                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                         1998               1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                        $    782,873         $ 1,146,506

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments available-for-sale:
  Purchases                                                                         (17,165,758)         (4,327,458)
  Maturities and redemptions                                                          9,330,719           1,051,350
  Sales                                                                               5,713,288           4,698,847
Proceeds from sales or maturities of other invested assets                               75,535                 839
Repayments (issuance) of certificate loans, net                                            (980)             26,553
                                                                                   --------------------------------
Cash flows provided by (used in) investing activities                                (2,047,196)          1,450,131

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                                      (4,169,737)         (1,430,187)
Amounts received from face-amount certificate holders                                    36,713              93,538
                                                                                   --------------------------------
Cash flows used in financing activities                                              (4,133,024)         (1,336,649)
                                                                                   --------------------------------

Net change in cash and cash equivalents                                              (5,397,347)          1,259,988

Cash and cash equivalents at beginning of period                                     13,054,864           3,247,192
                                                                                   --------------------------------

Cash and cash equivalents at end of period                                         $  7,657,517         $ 4,507,180
                                                                                   --------------------------------
                                                                                   --------------------------------

SEE ACCOMPANYING NOTES.

                               SBM CERTIFICATE COMPANY
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                    March 31, 1998



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the three months ended March 31, 1998, are not necessarily indicative of those to be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or total shareholder's equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

     The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 1998 and 1997 are as follows:


                                                                Three Months Ended March 31,
                                                                ----------------------------
(IN THOUSANDS)                                                          1998           1997
--------------------------------------------------------------------------------------------
Net income (loss)                                                  $  (31,773)    $  117,976
Net unrealized gains (losses) on available-for-sale securities         43,874       (316,736)
                                                                ----------------------------
Comprehensive income (loss)                                        $   12,101     $ (198,760)
                                                                ----------------------------
                                                                ----------------------------

ITEM 2.   MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

     Net investment income (net income excluding net realized investment gains and losses) was $47,880 and $122,786 for the three months ended March 31, 1998 and 1997, respectively. The decrease in net investment income is primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, decreased to $231,043 during the first three months of 1998 from $376,774 during the same period in 1997. These amounts reflect net investment spread of 0.91% and 2.31% for the three months ended March 31, 1998 and 1997, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves. The Company's investment income decreased to $0.9 million from $1.1 million for the three months ended March 31, 1998 and 1997, respectively. These amounts represent annualized investment yields of 6.62% and 7.92% on average cash and investments of $51.4 million and $54.8 million for the three months ended March 31, 1998 and 1997, respectively. This decrease in annualized investment yield on cash and investments was primarily attributable to the Company selling its mortgage-backed derivative securities during the last half of 1997 and reinvesting the proceeds when generally lower reinvestment rates were available. In addition, above normal cash balances were held, further depressing the investment yield.

     Interest credited on certificate reserves was $619,002 and $699,987 for the three months ended March 31, 1998 and 1997, respectively. These amounts represent annualized average rates of interest credited of 5.71% and 5.61% on average certificate reserves of $43.4 million and $49.9 million for the three months ended March 31, 1998 and 1997, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally higher than contracts that matured during that period, resulting in the overall increase in the average crediting rate.

     Investment and other expenses were $156,517 and $189,982 for the three months ended March 31, 1998 and 1997, respectively. The decrease in investment and other expenses is primarily attributable to zero goodwill amortization during the first quarter of 1998 compared to $19,956 during the first quarter of 1997. The goodwill asset became fully amortized during the second quarter of 1997.

     Realized investment losses were $130,235 and $5,372 for the three months ended March 31, 1998 and 1997, respectively. Realized investment losses for 1998 include an estimated loss of $138,042 related to the write-down to fair value of the Company's real estate investment. Other realized investment gains and losses were primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses.

     Net income (loss) during the first quarter of 1998 and 1997 was $(31,773) and $117,976, respectively. The decrease in net income was primarily attributable to the decrease in net investment spread and the increase in realized investment losses.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 99% investment grade as of March 31, 1998 and December 31, 1997. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented less than 1% of qualified assets at March 31, 1998 and December 31, 1997.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $23.2 million at March 31, 1998, representing 46.5% of total qualified assets, net of unsettled securities trades (54.2% at December 31, 1997). The Company's investments in CMOs, which are primarily backed by the U.S. Government, U.S. Government agencies or triple-A rated corporate securities, represented 44.8% and 52.4% of the Company's qualified assets, net of unsettled securities trades, as of March 31, 1998 and December 31, 1997, respectively. MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely reprojects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

     Certificate reserves decreased $3.5 million or 7.8% during the first three months of 1998, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease was the certificate of deposit marketplace currently being very competitive as many financial institutions are offering special high rates to induce customers to open new accounts. For face-amount certificates reaching their maturity date during the three months ended March 31, 1998 and 1997, 61% and 64%, respectively, were renewed.

                            PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

     EXHIBITS

     No exhibits are filed herewith.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1998.

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