Form 10-Q
period 1998-06-30
SBM CERTIFICATE CO
filed 1998-08-14
CIK 870398

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549

                                       ------

                                     FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended: June 30, 1998


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

   As of August 10, 1998, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

   The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SBM CERTIFICATE COMPANY
                               CONDENSED BALANCE SHEETS


                                                                                    JUNE 30,
                                                                                      1998             DECEMBER 31,
                                                                                   (UNAUDITED)             1997
-------------------------------------------------------------------------------------------------------------------
Assets

Qualified assets:

  Cash and investments:

    Investments in securities of unaffiliated issuers:

       Fixed maturities available-for-sale, at fair value (amortized cost:
         June 30, 1998-$37,182,933; December 31, 1997-$45,602,442)                $  37,141,701       $  45,614,870
       Equity securities, at fair value (cost: June 30, 1998-$290,688;
         December 31, 1997-$340,473)                                                    391,137             412,234

    Certificate loans                                                                   165,198             186,292

    Other invested assets                                                               225,000             471,992

    Cash and cash equivalents                                                         4,357,425          13,054,864
                                                                                  ---------------------------------
  Total cash and investments                                                         42,280,461          59,740,252

  Receivables:

    Dividends and interest                                                              308,823             328,516

    Receivable for investment securities                                                202,622                  --
                                                                                  ---------------------------------
  Total receivables                                                                     511,445             328,516
                                                                                  ---------------------------------

Total qualified assets                                                               42,791,906          60,068,768

Deferred acquisition costs                                                              209,611             157,994

Other assets                                                                                 --              42,948
                                                                                  ---------------------------------

Total assets                                                                      $  43,001,517       $  60,269,710
                                                                                  ---------------------------------
                                                                                  ---------------------------------


                               SBM CERTIFICATE COMPANY
                        CONDENSED BALANCE SHEETS (CONTINUED)


                                                                                     JUNE 30,
                                                                                       1998            DECEMBER 31,
                                                                                    (UNAUDITED)            1997
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:

  Certificate reserves                                                            $  37,623,420       $  45,127,084

  Payable for investment securities purchased                                                --           9,731,948

  Deferred federal income taxes                                                          57,970              98,320

  Accounts payable and other liabilities                                                346,881             330,686
                                                                                  ---------------------------------
Total liabilities                                                                    38,028,271          55,288,038

Shareholder's equity:

  Common stock, 250,000 shares issued                                                   250,000             250,000

  Additional paid-in capital                                                          3,050,000           3,050,000

  Retained earnings                                                                   1,634,760           1,626,949

  Accumulated other comprehensive income from net unrealized
    gains on available-for-sale securities                                               38,486              54,723
                                                                                  ---------------------------------
Total shareholder's equity                                                            4,973,246           4,981,672
                                                                                  ---------------------------------


Total liabilities and shareholder's equity                                        $  43,001,517       $  60,269,710
                                                                                  ---------------------------------
                                                                                  ---------------------------------


SEE ACCOMPANYING NOTES.

                              SBM CERTIFICATE COMPANY
                   CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                      -------------------------------------------------------

                                                                         1998           1997           1998           1997
-----------------------------------------------------------------------------------------------------------------------------
Investment income:

  Interest income from securities                                     $  652,231     $  961,687     $1,469,564     $1,994,935

  Other investment income                                                 46,453         51,891         79,163         95,404
                                                                      -------------------------------------------------------

  Total investment income                                                698,684      1,013,578      1,548,727      2,090,339

Investment and other expenses:

  Management and investment advisory fees                                 52,659         61,617        106,255        123,234

  Deferred acquisition cost amortization and
    renewal commissions                                                   75,831         71,337        152,731        141,634

  Real estate expenses                                                    39,670         51,193         68,757         83,310

  Amortization of goodwill                                                    --          3,877             --         23,833

  Other (income) expenses                                                  1,419          5,300         (1,645)        11,295
                                                                      -------------------------------------------------------

Total investment and other expenses                                      169,579        193,324        326,098        383,306

Interest credited on certificate reserves                                524,301        725,039      1,143,303      1,425,026
                                                                      -------------------------------------------------------

Net investment income before federal income
  taxes                                                                    4,804         95,215         79,326        282,007

Income tax expense                                                        (2,242)       (32,328)       (28,888)       (96,334)
                                                                      -------------------------------------------------------

Net investment income                                                      2,562         62,887         50,438        185,673

Realized investment gains (losses)                                        57,733         58,976        (72,503)        53,604

Federal income tax benefit (expense) on
  realized investment gains and losses                                   (20,706)       (21,220)        29,876        (20,658)
                                                                      -------------------------------------------------------

Net realized investment gains (losses)                                    37,027         37,756        (42,627)        32,946
                                                                      -------------------------------------------------------

Net income                                                            $   39,589     $  100,643      $  7,811      $  218,619
                                                                      -------------------------------------------------------
                                                                      -------------------------------------------------------



SEE ACCOMPANYING NOTES.

                              SBM CERTIFICATE COMPANY
                   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                        1998                 1997
----------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                        $   1,298,641       $   2,038,696

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Fixed maturity investments available-for-sale:

  Purchases                                                          (27,107,416)        (25,876,935)

  Maturities and redemptions                                          15,083,938           2,257,083

  Sales                                                               10,576,558          23,283,764

Proceeds from sale or maturity of other invested assets                   75,950               1,677

Repayments of certificate loans, net                                      21,094              86,765
                                                                   ----------------------------------
Cash flows provided by (used in) investing activities                 (1,349,876)           (247,646)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Amounts paid to face-amount certificate holders                       (8,771,967)         (3,265,132)

Amounts received from face-amount certificate holders                    125,763             240,694
                                                                   ----------------------------------
Cash flows used in financing activities                               (8,646,204)         (3,024,438)
                                                                   ----------------------------------

Net change in cash and cash equivalents                               (8,697,439)         (1,233,388)

Cash and cash equivalents at beginning of period                      13,054,864           3,247,192
                                                                   ----------------------------------

Cash and cash equivalents at end of period                         $   4,357,425       $   2,013,804
                                                                   ----------------------------------
                                                                   ----------------------------------



SEE ACCOMPANYING NOTES.

                               SBM CERTIFICATE COMPANY
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                    JUNE 30, 1998

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the six months ended June 30, 1998, are not necessarily indicative of those to be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

   The components of comprehensive income (loss), net of related tax, for the six months ended June 30, 1998 and 1997 are as follows:


                                                         Six Months Ended June 30,
                                                         -------------------------
(IN THOUSANDS)                                               1998          1997
----------------------------------------------------------------------------------
Net income                                               $     7,811   $   218,619

Net unrealized losses on available-for-sale securities       (16,237)     (129,477)
                                                         -------------------------
Comprehensive income (loss)                              $    (8,426)  $    89,142
                                                         -------------------------
                                                         -------------------------

ITEM 2.   MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

   Net investment income (net income excluding net realized investment gains and losses) was $50,438 and $185,673 for the six months ended June 30, 1998 and 1997, respectively. The decrease in net investment income is primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses.

   Net investment spread, which is the difference between investment income and interest credited on certificate reserves, decreased to $405,424 during the first six months of 1998 from $665,313 during the same period in 1997. These amounts reflect net investment spread of 1.15% and 1.98% for the six months ended June 30, 1998 and 1997, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves. The Company's investment income decreased to $1.5 million from $2.1 million for the six months ended June 30, 1998 and 1997, respectively. These amounts represent annualized investment yields of 6.67% and 7.74% on average cash and investments of $46.5 million and $54.0 million for the six months ended June 30, 1998 and 1997, respectively. This decrease in annualized investment yield on cash and investments was primarily attributable to the Company selling its mortgage-backed derivative securities during the last half of 1997 and reinvesting the proceeds when generally lower reinvestment rates were available. Further depressing the investment yield, above normal cash balances were held to provide necessary liquidity for maturing face-amount certificates.

   Interest credited on certificate reserves was $1.1 million and $1.4 million for the six months ended June 30, 1998 and 1997, respectively. These amounts represent annualized average rates of interest credited of 5.52% and 5.76% on average certificate reserves of $41.5 million and $49.4 million for the six months ended June 30, 1998 and 1997, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new and renewal certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally lower than contracts that matured during that period, resulting in the overall decrease in the average crediting rate.

   Investment and other expenses were $326,098 and $383,306 for the six months ended June 30, 1998 and 1997, respectively. The decrease in investment and other expenses is attributable to zero goodwill amortization during the six months ended June 30, 1998 compared to $23,833 for the six months ended June 30, 1997. The goodwill asset became fully amortized during the second quarter of 1997. In addition, management and investment advisory fees and real estate expenses for the six months ended June 30, 1998 decreased $16,979 and $14,553, respectively, compared to the same period in 1997.

   Realized investment losses were $72,503 for the six months ended June 30, 1998 compared to realized investment gains of $53,604 for the six months ended June 30, 1997. Realized investment losses for 1998 include an estimated loss of $138,042 related to the write-down to fair value of the Company's real estate investment. Other realized investment gains and losses were primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses.

   Net income during the six months ended June 30, 1998 and 1997 was $7,811 and $218,619, respectively. The decrease in net income was primarily attributable to the decrease in net investment spread and the increase in realized investment losses.

   The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 99% investment grade as of June 30, 1998 and December 31, 1997. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has minimal exposure to real estate, and common equity securities, which represented less than 1% of qualified assets at June 30, 1998 and December 31, 1997.

   Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $20.0 million at June 30, 1998, representing 47.0% of total qualified assets, net of unsettled securities trades (54.2% at December 31, 1997). The Company's investments in CMOs, which are primarily backed by the U.S. Government, U.S. Government agencies or triple-A rated corporate securities, represented 43.1% and 52.4% of the Company's qualified assets, net of unsettled securities trades, as of June 30, 1998 and December 31, 1997, respectively. MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely reprojects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

   Certificate reserves decreased $7.5 million or 16.6% during the first six months of 1998, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease was the certificate of deposit marketplace currently being very competitive as many financial institutions are offering special high rates to induce customers to open new accounts. For face-amount certificates reaching their maturity date during the six months ended June 30, 1998 and 1997, 59% and 64%, respectively, were renewed.

YEAR 2000

ARM Financial Group, Inc. ("ARM"), the Company's parent company, has a Year 2000 project which includes all of its subsidiaries. ARM has completed the assessment phase of the project. It was determined that the administration system which processes face-amount certificate transactions could not accept Year 2000 data, because it uses a two digit year field. The necessary upgrades and repairs are scheduled for completion no later than March 31, 1999. The Year 2000 project, as it relates to the Company, is provided for under the Administration Services Agreement between ARM and the Company.


                            PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   The Company is currently involved in no material legal or administrative proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   REPORTS ON FORM 8-K

   The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

   EXHIBITS

   No exhibits are filed herewith.

                                      SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.

       SBM CERTIFICATE COMPANY



                                            By:      /s/ Edward L. Zeman
                                                --------------------------------
                                                Edward L. Zeman
                                                Executive Vice President-Chief
                                                Financial Officer (Principal
                                                Financial Officer


                                            By:      /s/ Barry G. Ward
                                                --------------------------------
                                                Barry G. Ward
                                                Controller (Principal Accounting
                                                Officer)