Form 10-Q
period 1998-09-30
SBM CERTIFICATE CO
filed 1998-11-13
CIK 870398

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 1998


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

     As of November 12, 1998, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

     The registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SBM CERTIFICATE COMPANY
                            CONDENSED BALANCE SHEETS



                                                                                               SEPTEMBER 30,
                                                                                                    1998            DECEMBER 31,
                                                                                                (UNAUDITED)           1997
----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Qualified assets:
 Cash and investments:
  Investments in securities of unaffiliated issuers:
   Fixed maturities available-for-sale, at fair value (amortized cost:
    September 30, 1998-$36,908,387; December 31, 1997-$45,602,442)                            $  37,201,994       $  45,614,870
   Equity securities, at fair value (cost: September 30, 1998-$290,688;
    December 31, 1997-$340,473)                                                                     406,738             412,234
  Certificate loans                                                                                 165,120             186,292
  Other invested assets                                                                                  -              471,992
  Cash and cash equivalents                                                                       4,432,061          13,054,864
                                                                                              ---------------------------------
 Total cash and investments                                                                      42,205,913          59,740,252

 Dividends and interest receivable                                                                  369,515             328,516
                                                                                              ---------------------------------
Total qualified assets                                                                           42,575,428          60,068,768


Deferred acquisition costs                                                                          206,101             157,994
Other assets                                                                                             -               42,948
                                                                                              ---------------------------------

Total assets                                                                                  $  42,781,529       $  60,269,710
                                                                                              ---------------------------------
                                                                                              ---------------------------------

                            SBM CERTIFICATE COMPANY
                      CONDENSED BALANCE SHEETS (CONTINUED)

                                                      SEPTEMBER 30,
                                                          1998      DECEMBER 31,
                                                      (UNAUDITED)      1997
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Certificate reserves                                 $34,935,496   $45,127,084
  Payable for investment securities purchased            2,205,950     9,731,948
  Deferred federal income taxes                            152,197        98,320
  Accounts payable and other liabilities                   268,243       330,686
                                                       -------------------------
Total liabilities                                       37,561,886    55,288,038

Shareholder's equity:
  Common stock, 250,000 shares issued                      250,000       250,000
  Additional paid-in capital                             3,050,000     3,050,000
  Retained earnings                                      1,653,372     1,626,949
  Accumulated other comprehensive income from net
   unrealized gains on available-for-sale securities       266,271        54,723
                                                       -------------------------
Total shareholder's equity                               5,219,643     4,981,672
                                                       -------------------------

Total liabilities and shareholder's equity             $42,781,529   $60,269,710
                                                       -------------------------


SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                -------------------------------------------------------

                                                      1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------
Investment income:
  Interest income from securities              $   627,001    $   994,238    $ 2,096,565    $ 2,989,173
  Other investment income                           36,734         48,741        115,897        144,145
                                               --------------------------------------------------------
  Total investment income                          663,735      1,042,979      2,212,462      3,133,318

Investment and other expenses:
  Management and investment advisory fees           50,925         61,617        157,180        184,851
  Deferred acquisition cost amortization and
   renewal commissions                              68,123         72,356        220,853        213,990
  Real estate expenses                              14,284         33,284         83,041        116,594
  Amortization of goodwill                               -              -              -         23,833
  Other (income) expenses                              309          4,806         (1,337)        16,101
                                               --------------------------------------------------------
Total investment and other expenses                133,641        172,063        459,737        555,369

Interest credited on certificate reserves          472,485        697,004      1,615,791      2,122,030
                                               --------------------------------------------------------
Net investment income before federal
  income taxes                                      57,609        173,912        136,934        455,919

Income tax benefit (expense)                        29,091        (58,529)           203       (154,863)
                                               --------------------------------------------------------
Net investment income                               86,700        115,383        137,137        301,056

Realized investment gains (losses)                 (35,012)         9,875       (107,514)        63,479
Federal income tax benefit (expense) on
  realized investment gains and losses             (33,076)        26,294         (3,200)         5,636
                                               --------------------------------------------------------
Net realized investment gains (losses)             (68,088)        36,169       (110,714)        69,115
                                               --------------------------------------------------------

Net income                                     $    18,612    $   151,552    $    26,423    $   370,171
                                               --------------------------------------------------------
                                               --------------------------------------------------------

SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                            1998            1997
---------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                            $  1,670,384    $  3,168,909

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments and equity securities available-for-sale:
  Purchases                                                             (39,375,067)    (57,489,381)
  Maturities and redemptions                                             19,731,543       4,548,571
  Sales                                                                  20,875,666      55,967,691
Proceeds from sale or maturity of other invested assets                     260,296           2,539
Repayments of certificate loans, net                                         21,172          86,572
                                                                       ----------------------------
Cash flows provided by  investing activities                              1,513,610       3,115,992

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                         (11,970,481)     (5,187,525)
Amounts received from face-amount certificate holders                       163,684         299,478
                                                                       ----------------------------
Cash flows used in financing activities                                 (11,806,797)     (4,888,047)
                                                                       ----------------------------

Net change in cash and cash equivalents                                  (8,622,803)      1,396,854

Cash and cash equivalents at beginning of period                         13,054,864       3,247,192
                                                                       ----------------------------

Cash and cash equivalents at end of period                             $  4,432,061    $  4,644,046
                                                                       ----------------------------
                                                                       ----------------------------

SEE ACCOMPANYING NOTES.

                            SBM CERTIFICATE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the nine months ended September 30, 1998, are not necessarily indicative of those to be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or total shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

     The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 1998 and 1997 are as follows:



                                                       Three Months Ended September 30,
                                                       --------------------------------
(IN THOUSANDS)                                                 1998        1997
---------------------------------------------------------------------------------------
Net income                                                $  18,612      $ 151,552
Net unrealized gains on
  available-for-sale securities                             227,785        162,773
                                                          ----------------------------
Comprehensive income                                      $ 246,397      $ 314,325
                                                          ----------------------------
                                                          ----------------------------


                                                        Nine Months Ended September 30,
                                                        -------------------------------
(IN THOUSANDS)                                                 1998        1997
---------------------------------------------------------------------------------------
Net income                                                $  26,423      $ 370,171
Net unrealized gains (losses) on
  available-for-sale securities                             211,548       (292,250)
                                                          ----------------------------
Comprehensive income                                      $ 237,971      $  77,921
                                                          ----------------------------
                                                          ----------------------------

ITEM 2.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS
ENDED SEPTEMBER 30, 1997

     Net investment income (net income excluding net realized investment gains and losses) was $137,137 and $301,056 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net investment income is primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, decreased to $596,671 during the first nine months of 1998 from $1,011,288 during the same period in 1997. These amounts reflect net investment spread of 1.15% and 2.01% for the nine months ended September 30, 1998 and 1997, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves. The Company's investment income decreased to $2.2 million from $3.1 million for the nine months ended September 30, 1998 and 1997, respectively. These amounts represent annualized investment yields of 6.56% and 7.79% on average cash and investments of $45.0 million and $53.7 million for the nine months ended September 30, 1998 and 1997, respectively. This decrease in annualized investment yield on cash and investments was primarily attributable to the Company selling its mortgage-backed derivative securities during the last half of 1997 and reinvesting the proceeds when generally lower reinvestment rates were available. Further depressing the investment yield, above normal cash balances were held to provide necessary liquidity for maturing face-amount certificates.

     Interest credited on certificate reserves was $1.6 million and $2.1 million for the nine months ended September 30, 1998 and 1997, respectively. These amounts represent annualized average rates of interest credited of 5.41% and 5.78% on average certificate reserves of $39.8 million and $48.9 million for the nine months ended September 30, 1998 and 1997, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new and renewal certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally lower than contracts that matured during that period, resulting in the overall decrease in the average crediting rate.

     Investment and other expenses were $459,737 and $555,369 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in investment and other expenses is attributable to a decrease in management and investment advisory fees and real estate expenses for the nine months ended September 30, 1998 of $27,671 and $33,553, respectively, compared to the same period in 1997. In addition, there was zero goodwill amortization during the nine months ended September 30, 1998 compared to $23,833 for the nine months ended September 30, 1997. The goodwill asset became fully amortized during the second quarter of 1997.

     Realized investment losses were $107,514 for the nine months ended September 30, 1998 compared to realized investment gains of $63,479 for the nine months ended September 30, 1997. Realized investment losses for 1998 include a loss of $268,960 related to the write-down to fair value and subsequent sale of the Company's real estate investment. Other realized investment gains and losses were primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses.

     Net income during the nine months ended September 30, 1998 and 1997 was $26,423 and $370,171, respectively. The decrease in net income was primarily attributable to the decrease in net investment spread.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 99% investment grade as of September 30, 1998 and December 31, 1997. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners ("NAIC") or, where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation ("S&P") of BBB- or above.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities, and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $19.0 million at September 30, 1998, representing 47.2% of total qualified assets (54.2% at December 31, 1997). The Company's investments in CMOs, which are primarily backed by the U.S. Government, U.S. Government agencies or triple-A rated corporate securities, represented 45.7% of total qualified assets at September 30, 1998 (52.4% at December 31, 1997). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely reprojects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

     Certificate reserves decreased $10.2 million or 22.6% during the first nine months of 1998, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease was the certificate of deposit marketplace currently being very competitive as many financial institutions are offering special high rates to induce customers to open new accounts. For face-amount certificates reaching their maturity date during the nine months ended September 30, 1998 and 1997, 59% and 65%, respectively, were renewed.

YEAR 2000

     ARM Financial Group, Inc. ("ARM"), the Company's parent company, has a Year 2000 project which includes all of its subsidiaries. ARM has completed the assessment phase of the project. It was determined that the administration system which processes face-amount certificate transactions could not accept Year 2000 data because it uses a two digit year field. The necessary upgrades and repairs are scheduled for completion no later than March 31, 1999. The Year 2000 project, as it relates to the Company, is provided for under the Administration Services Agreement between ARM and the Company.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     No exhibits are filed herewith.

     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1998.

            SBM CERTIFICATE COMPANY



                                    By:  /S/ EDWARD L. ZEMAN
                                         -------------------
                                         Edward L. Zeman
                                         Executive Vice President-Chief
                                         Financial Officer
                                         (Principal Financial Officer)


                                    By:  /S/ BARRY G. WARD
                                         -----------------
                                         Barry G. Ward
                                         Controller (Principal Accounting
                                         Officer)