Form 10-K405
period 1998-12-31
SBM CERTIFICATE CO
filed 1999-03-01
CIK 870398

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1998                 Commission file number:  811-6268

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   /X/

     As of February 26, 1999, 250,000 shares of the registrant's common stock were outstanding. The registrant is a wholly owned subsidiary and its common stock is not traded on a public market.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     The registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                               TABLE OF CONTENTS

ITEM                                                                                                       PAGE
----                                                                                                       ----
                                     PART I

     1.  Business.............................................................................................3
     2.  Properties...........................................................................................4
     3.  Legal Proceedings....................................................................................4
     4.  Submission of Matters to a Vote of Security Holders..................................................5


                                     PART II

     5.  Market for Registrant's Common Equity
           and Related Stockholder Matters....................................................................6
     6.  Selected Financial Data..............................................................................6
     7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................................................6
     8.  Financial Statements and Supplementary Data.........................................................11
     9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................................................12


                                    PART III

     10. Directors and Executive Officers of the Registrant..................................................13
     11. Executive Compensation..............................................................................13
     12. Security Ownership of Certain Beneficial Owners and Management......................................13
     13. Certain Relationships and Related Transactions......................................................13


                                     PART IV

     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................14
         Signatures..........................................................................................15
         Index to Financial Statements......................................................................F-1

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS
         SBM Certificate Company (the "Company") was incorporated in Minnesota in June of 1990, to assume the face-amount certificate business of SBM Company ("SBM"). Effective December 31, 1993, SBM transferred all of the Company's shares of common stock to its wholly owned subsidiary, State Bond and Mortgage Life Insurance Company ("SBM Life"). On June 14, 1995, the Company became a wholly owned subsidiary of ARM Financial Group, Inc. ("ARM") pursuant to ARM's purchase of substantially all of the assets and business operations of SBM (the "Acquisition"). ARM specializes in the growing asset accumulation business with particular emphasis on retirement savings and investment products. At December 31, 1998, ARM had $9.9 billion of assets under management.

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

         The Company's face-amount certificate business competes in general with various types of individual savings products which offer a fixed rate of return on investors' money, especially insurance and bank products. Some of these other products are insured by governmental agencies or funds or independent third parties. The certificates offered by the Company are not guaranteed or insured by any governmental agency or fund or independent third party. The Company's business is highly competitive and the Company competes with many other companies having greater financial resources, larger sales forces, and greater access to customers. The Company's ability to offer competitive interest rates, attractive terms, and efficient service are the Company's primary basis for meeting competition. The Company has no employees. Pursuant to an Investment Services Agreement and an Administrative Services Agreement, the Company's operations are administered and managed by ARM.

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

     The Company's administrative offices are located in New Ulm, Minnesota, at 100 North Minnesota Street.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is currently no public market or trading in the common stock of the Company. All of the Company's 250,000 outstanding shares of common stock are held by ARM as of December 31, 1998. The Company has never paid cash dividends on its common stock.

     The Company is subject to two principal restrictions on its ability to pay dividends in addition to the generally applicable restrictions and requirements of Minnesota corporate law. First, pursuant to Section 28(b) of the 1940 Act, the Company is required to establish and maintain qualified assets having a value not less than the aggregate of certificate reserves plus $250,000. Second, the MDC has determined that face-amount certificate companies such as the Company should maintain a ratio of shareholder's equity to total assets of a minimum of 5%. For purposes of determining compliance with both requirements, assets are based upon a valuation of available-for-sale securities reflected at amortized cost. The Company could not pay dividends if it did not meet both of these two requirements or if payment of a dividend would cause it not to meet such requirements. As of December 31, 1998, the Company had qualified assets in excess of certificate reserves plus $250,000 of $3.9 million and total assets in excess of the 5% ratio of $3.0 million.

ITEM 6.  SELECTED FINANCIAL DATA

     This information is omitted in accordance with Instruction (I)(2)(a) to Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

     Net investment income (net income excluding net realized investment gains and losses) was $133,733 and $258,205 for 1998 and 1997, respectively. The decrease in net investment income was primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, decreased to $0.8 million during 1998 from $1.1 million in 1997. These amounts reflect net investment spread of 1.12% and 1.63% during 1998 and 1997, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves. The Company's investment income decreased to $2.8 million from $3.9 million for 1998 and 1997, respectively. These amounts represent investment yields of 6.46% and 7.43% on average cash and investments of $43.8 million and $52.9 million for 1998 and 1997, respectively. This decrease in annualized investment yield on cash and investments was primarily attributable to the Company investing in more corporate and plain vanilla mortgage-backed securities during 1998 compared to 1997. Further depressing the investment yield, above normal cash balances were held to provide necessary liquidity for maturing face-amount certificates.

     Interest credited on certificate reserves was $2.1 million and $2.8 million for 1998 and 1997, respectively. These amounts represent average rates of interest credited of 5.34% and 5.80% on average certificate reserves of $38.7 million and $48.2 million for 1998 and 1997, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during 1998 have crediting rates that are generally lower than contracts that matured during that period, resulting in the overall decrease in the average crediting rate.

     Investment and other expenses were $575,823 and $755,256 for 1998 and 1997, respectively. The decrease in investment and other expenses is primarily attributable to a decrease in management and investment advisory fees and real estate expenses in 1998 of $39,333 and $76,247, respectively, compared to 1997. In addition, there was zero goodwill amortization during the year ended December 31, 1998 compared to the $23,833 for the year ended December 31, 1997. The goodwill asset became fully amortized during the second quarter of 1997.

     Realized investment losses were $152,977 and $268,002 for 1998 and 1997, respectively. Realized investment losses for 1998 include a loss of $178,795 related to the write-down to fair value and subsequent sale of the Company's real estate investment. Other realized investment gains and losses were primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses.

     During 1998, net income was $30,643 compared to $94,688 in 1997. The decrease was primarily attributable to a decrease in net investment income partially offset by a reduction in net realized investment losses.

     Certificate reserves decreased $11.1 million or 24.5% during 1998, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease is that the certificate of deposit marketplace is currently very competitive. For certificates reaching their maturity date during 1998 and 1997, 61% and 64%, respectively, were renewed.

1997 COMPARED WITH 1996

     Net investment income was $258,205 and $414,670 for 1997 and 1996, respectively. The decrease in net investment income was primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses and lower federal income tax expense.

     Net investment spread decreased to $1.1 million during 1997 from $1.5 million in 1996. These amounts reflect net investment spread of 1.63% and 2.28% during 1997 and 1996, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves. The Company's investment income decreased to $3.9 million from $4.3 million for 1997 and 1996, respectively. These amounts represent investment yields of 7.43% and 7.78% on average cash and investments of $52.9 million and $54.5 million for 1997 and 1996, respectively. This decrease in investment yield on cash and investments was primarily attributable to the Company selling its mortgage-backed derivative securities during the last half of 1997 and reinvesting the proceeds when generally lower reinvestments rates were available. As a result of this trading activity, above normal average cash balances were held, further depressing the investment yield.

     Interest credited on certificate reserves was $2.8 million for both 1997 and 1996. These amounts represent average rates of interest credited of 5.80% and 5.50% on average certificate reserves of $48.2 million and $50.4 million for 1997 and 1996, respectively. New and renewal contracts issued during 1997 had crediting rates that were generally higher than contracts that matured during 1997, resulting in the overall increase in the average crediting rate.

     Investment and other expenses were $755,256 and $815,094 for 1997 and 1996, respectively. The decrease in investment and other expenses was primarily attributable to (i) a decrease in goodwill amortization, (ii) a decrease in real estate expenses at the Company's Minnesota facility and (iii) a decrease in other expenses which included decreases in annual regulatory examination expense and filing fees. Such decreases were partially offset by an increase in renewal commissions.

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

     Certificate reserves decreased $5.1 million or 10.1% during 1997, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease was that the certificate of deposit marketplace was very competitive, as many financial institutions offered special high rates to induce customers to open new accounts. For face-amount certificates reaching their maturity date during 1997 and 1996, 64% and 73%, respectively, were renewed.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 97% and 99% investment grade for the years ended December 31, 1998 and 1997, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has no exposure to real estate, mortgage loans and common equity securities. As of December 31, 1998, the Company held no securities which had defaulted on principal or interest payments.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $18.4 million at December 31, 1998, representing 48.0% of total qualified assets (54.2% at December 31, 1997). The Company's investments in CMOs represented 46.7% and 52.4% of the Company's qualified assets as of December 31, 1998 and 1997, respectively. MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely projects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

     Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company currently classifies its fixed maturity and equity securities as available-for-sale. Such securities are carried at fair value and changes in fair value, net of related deferred income taxes, are charged or credited directly to shareholder's equity. Fluctuations in interest rates during 1998 resulted in unrealized gains of $70,448 (net of $37,936 in deferred income taxes) at December 31, 1998 compared to unrealized gains of $54,723 (net of $29,466 in deferred income taxes) at December 31, 1997. Volatility in reported shareholder's equity occurs as a result of SFAS No. 115 which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values.

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

     As of December 31, 1998, the Company had $3.9 million of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with
Section 28(b) of the 1940 Act. In addition, the MDC has certain regulatory authority over the Company. The MDC has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 12.6% at December 31, 1998.

     The primary liquidity requirement of the Company relates to its payment of certificate maturities and surrenders. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments.

     At December 31, 1998, cash and cash equivalents totaled $3.3 million, a decrease of $9.8 million from December 31, 1997. The December 31, 1997 cash and cash equivalent balance included $9.7 million of cash needed to settle a payable during January 1998 for investment securities purchased in December 1997. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     Cash flows of $2.2 million, $4.0 million and $3.6 million were generated from operating activities in 1998, 1997 and 1996, respectively. These cash flows resulted principally from investment income, less management and investment advisory fees and commissions paid. Proceeds from sales, redemptions and maturities of investments generated $50.1 million, $93.1 million and $39.4 million in cash flows during 1998, 1997 and 1996, respectively, which were offset by purchases of investments of $49.3 million, $79.5 million and $38.5 million, respectively.

YEAR 2000

     ARM has undertaken a Year 2000 project that includes all of its subsidiaries, including the Company. ARM's Year 2000 compliance project, as it relates to the Company, is provided for under the Investment Services Agreement and Administrative Services Agreement between ARM and the Company. Pursuant to the agreements, the Company's operations are administered and managed by ARM. The cost of ARM's Year 2000 initiatives is not expected to be material to ARM's results of operations or financial condition. Likewise, any cost to the Company related to Year 2000 compliance is not expected to be material to the Company's results of operations or financial condition.

     ARM has completed the assessment phase of the project for all production applications, hardware (personal computers and servers), system software, vendors, and business partners. Although ARM is still receiving information from a few vendors and business partners and assessing various logistic concerns with its facilities, ARM's major production systems are substantially Year 2000 compliant. However, it was determined that the administrative system which processes face-amount certificate transactions can not correctly process Year 2000 data because it uses a two digit year field. Where Year 2000 problems were found, as in the case of the Company, the necessary upgrades and repairs have begun and are scheduled for completion no later than May 31, 1999. Specifically, in regards to the Company, management plans to replace the face-amount certificate administrative system with an application that is Year 2000 compliant and then covert the business to that application.

     As well as assessing its facilities, ARM is also currently in the repair and certification testing phase of its project. The testing phase will serve to verify the results of repairs and assessments. Steps needed to correct any problems uncovered during testing will begin immediately at that time. ARM's Year 2000 project is well underway and because management believes that it will be completely Year 2000 compliant by May 31, 1999, it currently has no contingency plans for system issues in place beyond its normal disaster recovery procedures. As a precaution, ARM is developing a contingency and business resumption plan to address various logistic concerns with its facilities. The contingency and business resumption plan is scheduled for completion no later than September 30, 1999.

     Although ARM anticipates no major interruption of business activities, that will be dependent, in part, upon the activity of third parties. Even though ARM has assessed and continues to assess third party issues, it has no direct ability to influence the compliance actions of such parties. Accordingly, while ARM believes its actions in this regard should have the effect of reducing Year 2000 risks, it is unable to eliminate them or to estimate the ultimate effect Year 2000 risks will have on ARM's operations.

     The estimated completion date on which ARM believes it will complete its Year 2000 compliance efforts, and the expenses related to ARM's Year 2000 compliance efforts are based upon management's best estimates, which were based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein. There is no additional supplementary data filed herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with independent accountants on accounting, auditing, or financial reporting matters.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1.   FINANCIAL STATEMENTS.

              See financial statements index on page F-1 of this document for a listing of financial statements and related report of independent auditors included in this report.


     2.  FINANCIAL STATEMENT SCHEDULES

              The following financial statement schedules of the Company and the related Report of Independent Auditors are incorporated herein by reference and were previously filed as Part II Item 16(b) to Post Effective Amendment No. 10 to Registration Statement on Form S-1 of the Company filed on February 26, 1999 (File No. 33-38066):

              Report of Independent Auditors

              Schedule I Investments in Securities of Unaffiliated Issuers-December 31, 1998
              Schedule V Qualified Assets on Deposit-December 31, 1998
              Schedule VI Certificate Reserves-Year Ended December 31, 1998
              Schedule XII Valuation and Qualifying Accounts-December 31, 1998

              Schedules I and VI as of or for the year ended December 31, 1997 included in the Company's Post Effective Amendment No. 9 to Registration Statement on Form S-1 filed March 2, 1998, are incorporated herein by reference.

              Schedules required by Article 6 of Regulation S-X for face-amount certificate investment companies other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements and notes thereto, or elsewhere herein.

     3.  EXHIBITS

              See Exhibit Index on page 15 of this report.

(b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                             SBM CERTIFICATE COMPANY
                                  EXHIBIT INDEX

-------------------------------------------------------------------------------------------------------------------
EXHIBIT
NUMBER                                                     DESCRIPTION
-------------------------------------------------------------------------------------------------------------------
  3.1      Articles of Incorporation-filed as Exhibit 3(a) to Registration Statement No. 33-38066 dated
           December 4, 1990.*

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

 10.5      Form of Tax Allocation Agreement by and among the Company, ARM Financial Group, Inc. and certain ARM subsidiaries dated March 21, 1996, filed as Exhibit 10.1 to Form 10-Q of the Company, File No. 811-6268,
           filed May 14, 1996.*

 10.6      Policies on Asset/Liability Risk Management and Investment Management of the Company, adopted as of
           March 19, 1997, filed as Exhibit 10(g) to Form S-1 Registration Statement of the Company File No.
           33-38066, filed March 2, 1998.*

 10.7      Indemnification Agreement by and between the Company and ARM Financial Group, Inc. dated June 26, 1997, filed as Exhibit 10(h) to Form S-1 Registration Statement of the Company File No. 33-38066, filed
           March 2, 1998.*

 23.1      Consent of Ernst & Young LLP, filed herewith.

   27      Not applicable.

           * Previously filed as indicated and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 1999.

                                SBM Certificate Company

                                By:     /s/ JOHN R. MCGEENEY
                                    --------------------------------------------
                                John R. McGeeney
                                Chairman of the Board of Directors and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 1st day of March 1999.


                        Name                                                     Title
                        ----                                                     -----


                /s/ JOHN R. McGEENEY                           Chairman of the Board of Directors
------------------------------------------------------
John R. McGeeney                                               and President (Principal Executive Officer)


                 /s/ EDWARD L. ZEMAN                           Executive Vice President-Chief Financial
------------------------------------------------------
Edward L. Zeman                                                Officer (Principal Financial Officer)


                  /s/ BARRY G. WARD                            Controller (Principal Accounting Officer)
------------------------------------------------------
Barry G. Ward


                  /s/ PAUL J. HOUK                             Director
------------------------------------------------------
Paul J. Houk


             /s/ ROBERT J. MARSHALL, JR.                       Director
------------------------------------------------------
Robert J. Marshall, Jr.


                 /s/ WALTER L. SALES                           Director
------------------------------------------------------
Walter L. Sales

                            SBM CERTIFICATE COMPANY

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors..................................................................................F-2
Balance Sheets as of December 31, 1998 and 1997.................................................................F-3
Statements of Operations for the Years Ended December 31, 1998, 1997, and 1996..................................F-5
Statements of Shareholder's Equity for the Years Ended December 31, 1998, 1997 and 1996.........................F-6
Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...................................F-7
Notes to Financial Statements...................................................................................F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
SBM Certificate Company

We have audited the accompanying balance sheets of SBM Certificate Company as of December 31, 1998 and 1997, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                           /s/ Ernst & Young LLP


Louisville, Kentucky
February 9, 1999

                            SBM CERTIFICATE COMPANY
                                 BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                                            DECEMBER 31,
                                                                                       1998               1997
                                                                                -------------------------------------
ASSETS
Qualified assets:
   Cash and investments:
     Investments in securities of unaffiliated issuers:
       Fixed maturities, available-for-sale, at fair value (amortized cost:
         1998-$34,136,751; 1997-$45,602,442)                                      $ 34,149,196          $ 45,614,870
       Equity securities, at fair value (cost: 1998-$290,688; 1997-$340,473)           390,776               412,234
     Certificate loans                                                                 164,209               186,292
     Other invested assets                                                                  --               471,992
     Cash and cash equivalents                                                       3,279,970            13,054,864
                                                                                ------------------- -----------------
   Cash and investments                                                             37,984,151            59,740,252

   Receivables:
     Dividends and interest                                                            296,013               328,516
     Receivable for investment securities sold                                          22,249                    --
                                                                                ------------------- -----------------
   Total receivables                                                                   318,262               328,516
                                                                                ------------------- -----------------
Total qualified assets                                                              38,302,413            60,068,768

Other fixed maturities, available-for-sale, at fair value (amortized
    cost: 1998-$851,978) (unaffiliated issuer)                                         847,835                    --
Deferred acquisition costs                                                             204,228               157,994
Other assets                                                                                --                42,948
                                                                                ------------------- -----------------
Total assets                                                                      $ 39,354,476          $ 60,269,710
                                                                                ------------------- -----------------
                                                                                ------------------- -----------------



                            SBM CERTIFICATE COMPANY
                          BALANCE SHEETS (CONTINUED)

--------------------------------------------------------------------------------------------------------------------

                                                                                           DECEMBER 31,

                                                                                      1998               1997
                                                                                ------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
   Certificate reserves                                                            $ 34,067,826      $ 45,127,084
   Payable for investment securities purchased                                               --         9,731,948
   Deferred federal income taxes                                                         27,265            98,320
   Accounts payable and other liabilities                                               231,345           330,686
                                                                                ------------------ -----------------
Total liabilities                                                                    34,326,436        55,288,038

Shareholder's equity:
   Common stock, $1 par value; 1,000,000 shares authorized;
     250,000 shares issued and outstanding                                              250,000           250,000
   Additional paid-in capital                                                         3,050,000         3,050,000
   Accumulated other comprehensive income from net unrealized gains
    on available-for-sale securities                                                     70,448            54,723
   Retained earnings                                                                  1,657,592         1,626,949
                                                                                ------------------ -----------------
Total shareholder's equity                                                            5,028,040         4,981,672
                                                                                ------------------ -----------------

Total liabilities and shareholder's equity                                         $ 39,354,476      $ 60,269,710
                                                                                ------------------ -----------------
                                                                                ------------------ -----------------

SEE ACCOMPANYING NOTES.

                            SBM CERTIFICATE COMPANY
                            STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                      1998             1997              1996
                                                                ----------------------------------------------------
Investment income:
   Interest income from securities                                $ 2,699,491      $ 3,729,295       $ 4,089,948
   Other investment income                                            127,006          203,810           200,127
                                                                ----------------- ---------------- -----------------
Total investment income                                             2,826,497        3,933,105         4,290,075

Investment and other expenses:
   Management and investment advisory fees                            207,135          246,468           246,468
   Deferred acquisition cost amortization and renewal
     commissions                                                      279,289          288,974           245,126
   Real estate expenses                                                90,423          166,670           205,029
   Amortization of goodwill                                                --           23,833            79,824
   Other expenses (income)                                            (1,024)           29,311            38,647
                                                                ----------------- ---------------- -----------------
Total investment and other expenses                                   575,823          755,256           815,094

Interest credited on certificate reserves                           2,063,311        2,795,360         2,821,912
                                                                ----------------- ---------------- -----------------
Net investment income before
  income taxes                                                        187,363          382,489           653,069
Income tax expense                                                    (53,630)        (124,284)         (238,399)
                                                                ----------------- ---------------- -----------------
Net investment income                                                 133,733          258,205           414,670

Realized investment gains (losses)                                   (152,977)        (268,002)          485,135
Income tax benefit (expense) on realized
  investment gains and losses                                          49,887          104,485          (167,824)
                                                                ----------------- ---------------- -----------------
Net realized investment gains (losses)                               (103,090)        (163,517)          317,311
                                                                ----------------- ---------------- -----------------

Net income                                                          $  30,643        $  94,688         $ 731,981
                                                                ----------------- ---------------- -----------------
                                                                ----------------- ---------------- -----------------

SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
                        STATEMENTS OF SHAREHOLDER'S EQUITY

------------------------------------------------------------------------------------------------------------------------------

                                                                          ACCUMULATED
                                                         ADDITIONAL          OTHER                               TOTAL
                                          COMMON           PAID-IN       COMPREHENSIVE       RETAINED        SHAREHOLDER'S
                                           STOCK           CAPITAL           INCOME          EARNINGS            EQUITY
                                      ----------------------------------------------------------------------------------------
Balance, January 1, 1996                $ 250,000       $ 3,050,000        $ 885,878          $  800,280      $ 4,986,158

  Comprehensive income:
    Net income                                                                                   731,981          731,981
    Change in net unrealized
     gains on available-for-sale
     securities, net of tax                                                 (654,337)                            (654,337)
                                                                                                           -------------------
  Comprehensive income                                                                                             77,644
                                      ----------------------------------------------------------------------------------------
Balance, December 31, 1996                250,000         3,050,000          231,541           1,532,261        5,063,802

  Comprehensive income:
    Net income                                                                                    94,688           94,688
    Change in net unrealized
     gains on available-for-sale
     securities, net of tax                                                 (176,818)                            (176,818)
                                                                                                           -------------------
  Comprehensive income                                                                                            (82,130)
                                      ----------------------------------------------------------------------------------------
Balance, December 31, 1997                250,000         3,050,000           54,723           1,626,949        4,981,672
  Comprehensive income:
    Net income                                                                                    30,643           30,643
    Change in net unrealized
     gains on available-for-sale
     securities, net of tax                                                   15,725                               15,725
                                                                                                            ------------------
  Comprehensive income                                                                                             46,368
                                       --------------- ----------------- ---------------- ----------------- ------------------

Balance, December 31, 1998              $ 250,000        $3,050,000         $ 70,448         $ 1,657,592       $5,028,040
                                       --------------- ----------------- ---------------- ----------------- ------------------
                                       --------------- ----------------- ---------------- ----------------- ------------------


SEE ACCOMPANYING NOTES.

                            SBM CERTIFICATE COMPANY
                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------- ----------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                                ------------------- ------------------ -------------------
                                                                       1998               1997                1996
                                                                ------------------- ------------------ -------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                           $  30,643         $   94,688          $  731,981
   Adjustments to reconcile net income to cash flows
    provided by operating activities:
     Provision for certificate reserves                              2,063,311          2,795,360           2,821,912
     Realized investment (gains) losses                                152,977            268,002            (485,135)
     Deferral of acquisition costs                                    (325,523)          (314,805)           (263,788)
     Amortization of deferred acquisition costs and
      renewal commissions                                              279,289            288,974             245,126
     Other amortization and depreciation                               110,043            465,553             530,429
     Deferred tax expense (benefit)                                    (79,525)          (162,627)            178,606
     (Increase) decrease in dividends and interest receivable           32,503            205,442            (136,060)
     Changes in other assets and liabilities                           (57,214)           323,092             (40,816)
                                                                ------------------- ------------------ -------------------
Cash flows provided by operating activities                          2,206,504          3,963,679           3,582,255

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
   Purchases                                                       (49,260,045)       (79,455,679)        (38,523,432)
   Maturities and redemptions                                       24,117,893         10,812,744           5,642,891
   Sales                                                            26,000,513         82,250,553          33,578,496
Sales, maturities and redemptions-mortgage loans and real
 estate                                                                260,296              3,091             155,643
Repayment of certificate loans, net                                     22,083             87,076               6,095
                                                                ------------------- ------------------ -------------------
Cash flows provided by investing activities                          1,140,740         13,697,785             859,693

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                    (13,423,346)        (8,179,248)         (6,063,787)
Amounts received from face-amount certificate holders                  301,208            325,456             968,537
                                                                ------------------- ------------------ -------------------
Cash flows used in financing activities                            (13,122,138)        (7,853,792)         (5,095,250)
                                                                ------------------- ------------------ -------------------

Net change in cash and cash equivalents                             (9,774,894)         9,807,672            (653,302)
Cash and cash equivalents at beginning of year                      13,054,864          3,247,192           3,900,494
                                                                ------------------- ------------------ -------------------

Cash and cash equivalents at end of year                           $ 3,279,970        $13,054,864         $ 3,247,192
                                                                ------------------- ------------------ -------------------
                                                                ------------------- ------------------ -------------------


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

INCOME TAXES
     In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company uses the liability method of accounting for income taxes. The Company files a consolidated federal income tax return with ARM and ARM's other non-life insurance subsidiaries. Pursuant to a tax sharing agreement, the consolidated income tax due is allocated among the companies based on each company's proportionate share of taxable income. When tax benefits are recognized for losses, (capital and operating) to the extent they can be used in the consolidated return, the company that originally generated the loss is reimbursed by the benefited company. However, in the event that no consolidated tax is owed, the tax sharing agreement does not require ARM to reimburse its subsidiaries for the use of a subsidiary's losses to offset ARM income.

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

2. INVESTMENTS

   The amortized cost and estimated fair values of available-for-sale securities were as follows:

                                                                  AVAILABLE-FOR-SALE SECURITIES
                                             ------------------ ----------------- ---------------- ------------------

                                                                     GROSS             GROSS
                                                                   UNREALIZED       UNREALIZED         ESTIMATED
                                                   COST              GAINS            LOSSES          FAIR VALUE
                                             ------------------ ----------------- ---------------- ------------------
DECEMBER 31, 1998:
   Fixed maturities:
     Mortgage-backed securities                $ 18,342,358          $ 74,953        $  45,435       $ 18,371,876
     Corporate securities                         9,637,558            75,980          115,474          9,598,064
     U.S. Treasury securities and
       obligations of U.S. government
       agencies                                   6,062,081            58,793            7,162          6,113,712
     Foreign governments                            450,787                --           42,056            408,731
     Asset-backed securities                        334,340                --            2,643            331,697
     Obligations of state and political
       subdivisions                                 161,605            11,346               --            172,951
                                             ------------------ ----------------- ---------------- ------------------
   Total fixed maturities                        34,988,729           221,072          212,770         34,997,031
   Equity securities                                290,688           100,088               --            390,776
                                             ------------------ ----------------- ---------------- ------------------
       Total available-for-sale securities     $ 35,279,417         $ 321,160        $ 212,770       $ 35,387,807
                                             ------------------ ----------------- ---------------- ------------------
                                             ------------------ ----------------- ---------------- ------------------

DECEMBER 31, 1997:
   Fixed maturities:
     Mortgage-backed securities                $ 27,284,744         $ 121,331        $ 119,474       $ 27,286,601
     Corporate securities                         5,102,468            40,992               --          5,143,460
     U.S. Treasury securities and
       obligations of U.S. government
       agencies                                  11,343,142            11,763            2,985         11,351,920
     Foreign governments                            450,960                --           49,052            401,908
     Asset-backed securities                      1,033,932                --            2,372          1,031,560
     Obligations of state and political
       subdivisions                                 387,196            12,225               --            399,421
                                             ------------------ ----------------- ---------------- ------------------
   Total fixed maturities                        45,602,442           186,311          173,883         45,614,870
   Equity securities                                340,473            73,277            1,516            412,234
                                             ------------------ ----------------- ---------------- ------------------
       Total available-for-sale securities     $ 45,942,915         $ 259,588        $ 175,399       $ 46,027,104
                                             ------------------ ----------------- ---------------- ------------------
                                             ------------------ ----------------- ---------------- ------------------

     The amortized cost and estimated fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life.

                                                                               DECEMBER 31, 1998
                                                                       ----------------------------------
                                                                                           ESTIMATED
                                                                                              FAIR
                                                                            COST             VALUE
                                                                       ---------------- -----------------
FIXED MATURITIES:
   Due in one year or less                                               $ 8,650,422       $ 8,715,545
   Due after one year through five years                                     644,631           605,712
   Due after five years through ten years                                  1,243,281         1,271,211
   Due after ten years                                                     5,773,697         5,700,990
   Asset-backed securities                                                   334,340           331,697
   Mortgage-backed securities                                             18,342,358        18,371,876
                                                                       ---------------- -----------------
     Total fixed maturities                                             $ 34,988,729      $ 34,997,031
                                                                       ---------------- -----------------
                                                                       ---------------- -----------------

     Gross gains of $123,867, $765,664, and $642,039 and gross losses of $95,449, $1,082,809, and $175,226 were realized on sales of fixed maturities classified as available-for-sale for the year ended December 31, 1998, 1997, and 1996 respectively.

     Gross gains of $23,459, $49,143, and $23,980 were recognized on equity securities sold during 1998, 1997, and 1996, respectively. Gross losses of $1,062 for 1998 and zero for both 1997 and 1996 were recognized on equity securities sold.

     During 1998, the Company sold its sole investment in real estate and realized a loss of $178,795 associated with the transaction.

     3.  COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or total shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     The following table shows, for available-for-sale securities, a reconciliation of the net unrealized gain (loss) arising during the period and the change in net unrealized gains (losses) as reported on the accompany statements of shareholder's equity. Amounts are reported net of related tax at the 35% statutory rate.

                                                                          YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------
                                                                 1998                1997               1996
  ------------------------------------------------------- ------------------- ------------------- -----------------
  Net unrealized gain (loss) arising
    during period on available-for-sale securities             $ 99,925       $    (235,975)      $   (367,123)

  Reclassification adjustment for net realized
    (gains) losses included in net income                       (84,200)             59,157           (287,214)
                                                          ------------------- ------------------- -----------------

  Change in net unrealized gains (losses) on
    available-for-sale securities                              $ 15,725       $     (176,818)     $   (654,337)
                                                          ------------------- ------------------- -----------------
                                                          ------------------- ------------------- -----------------

4.   CERTIFICATE RESERVES

     Total certificate reserves at December 31 are summarized as follows:

                                                                                    MINIMUM            ADDITIONAL
                                                   1998             1997           INTEREST             INTEREST
                                              ---------------- --------------- ------------------ ---------------------
     Fully-paid certificates:

        Single-payment series 503               $ 30,754,255     $ 41,533,024         2.50%         2.25% to 4.60%
        Installment                                2,084,595        2,220,962    2.50% to 3.50%     1.50% to 2.75%
        Optional settlement                          594,300          521,643    2.50% to 3.00%     2.00% to 2.75%
        Due to unlocated certificate holders           3,126            2,878           None
                                              ---------------- ---------------
                                                  33,436,276       44,278,507

     Installment certificates:
        Reserves to mature, by series:
          120, 215, and 220                          302,400          393,801          3.25%       1.75% to 2.00%
          315                                        135,104          191,975          3.50%        1.50% to 1.75%
        Advance payments                             194,046          262,801        *                   *
                                              ---------------- ---------------
                                                     631,550          848,577
                                              ---------------- ---------------
              Total certificate reserves        $ 34,067,826     $ 45,127,084
                                              ---------------- ---------------
                                              ---------------- ---------------

     * Minimum interest rates on advance payments are generally the same as the rates on scheduled installment payments. Interest credited on advance payments, however, is accruing at 5.00% and will continue at that rate through 1999.

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

                                                           DECEMBER 31, 1998                  DECEMBER 31, 1997
                                                   ---------------- ----------------- ---------------- -----------------
                                                   CARRYING VALUE    ESTIMATED FAIR   CARRYING VALUE    ESTIMATED FAIR
                                                                         VALUE                              VALUE
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Assets:
    Fixed maturities                                 $ 34,997,031      $ 34,997,031     $ 45,614,870      $ 45,614,870
    Equity securities                                     390,776           390,776          412,234           412,234
    Certificate loans                                     164,209           164,209          186,292           186,292
    Other invested assets                                      --                --          471,992           471,992
    Cash and cash equivalents                           3,279,970         3,279,970       13,054,864        13,054,864
    Other assets                                               --                --           42,948            42,948
Liabilities:
    Certificate reserves                               34,067,826        34,251,701       45,127,084        45,340,626
    Accounts payable and other liabilities                231,345           231,345          330,686           330,686

     The following methods and assumptions were used in estimating fair values:

FIXED MATURITIES AND EQUITY SECURITIES
     Fair values for investments in securities are based on quoted market prices, where available. For fixed maturities and equity securities for which a quoted market price is not available, fair values are estimated using internally calculated estimates or quoted market prices of comparable instruments.

CERTIFICATE LOANS
     The carrying value of certificate loans approximates their fair value.

CASH AND CASH EQUIVALENTS
     The carrying amounts of cash and cash equivalents approximate their fair value given the short-term nature of these assets.

CERTIFICATE RESERVES
     The fair value of certificate reserves is based on a discounted cash flow analysis, using the current interest rate offered on new certificates of 5.00% and 5.25% at December 31, 1998 and 1997, respectively.

OTHER INVESTED ASSETS, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES
     The financial statement carrying amounts of other invested assets, other assets, accounts payable and other liabilities are deemed to be a reasonable approximation of their fair value.

6.   FEDERAL INCOME TAXES

     Deferred federal income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses. Significant components of the deferred tax liabilities and assets as of December 31, 1998 and December 31, 1997 were:

                                                                                            DECEMBER 31,
                                                                                  ----------------------------------
                                                                                       1998              1997
                                                                                  ---------------- -----------------
Deferred tax liabilities:
   Real estate limited partnership                                                      $     -         $  99,798
   Net unrealized gains on available-for-sale securities                                 37,936            29,466
   Other                                                                                  1,616             2,932
                                                                                  ---------------- -----------------
       Total deferred tax liabilities                                                    39,552           132,196

Deferred tax assets:
   Investments                                                                           73,867           113,357
    Net operating loss carryforward                                                      58,420                 -
   Fixed assets                                                                               -            38,677
   Capital loss carryover                                                                     -           281,842
                                                                                  ---------------- -----------------
       Total deferred tax assets                                                        132,287           433,876
   Valuation allowance for deferred tax assets                                         (120,000)         (400,000)
                                                                                  ---------------- -----------------
       Net deferred tax assets                                                           12,287            33,876
                                                                                  ---------------- -----------------
   Deferred tax liabilities shown on the accompanying balance sheets                  $  27,265          $ 98,320
                                                                                  ---------------- -----------------
                                                                                  ---------------- -----------------

   The Company's net operating loss carryforward of $166,915 at December 31, 1998, expires in the year 2018.

   The components of the provision for federal income tax expense consist of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                                 ----------------  ---------------  ----------------
                                                                      1998              1997             1996
                                                                 ----------------  ---------------  ----------------
Current                                                                $83,268        $ 182,426         $ 227,617
Deferred                                                               (79,525)        (162,627)          178,606
                                                                 ----------------  ---------------  ----------------
Total federal income tax expense                                       $ 3,743         $ 19,799         $ 406,223
                                                                 ----------------  ---------------  ----------------
                                                                 ----------------  ---------------  ----------------

     In the event that future tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the Acquisition date, such benefits are applied to first reduce the balance of goodwill. During 1997, goodwill was reduced by $89,262 as a result of realizing such benefits. No such benefits were realized in 1998 and 1996. The 1997 reduction in the valuation allowance of $314,521 reduced the goodwill balance to zero.

     Federal income tax expense differs from that computed by using the federal income tax rate of 35% as shown below.

                                                                             YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------

                                                                    1998              1997               1996
                                                              ----------------- ------------------ -----------------

Income tax expense at statutory rate                              $   12,035         $   40,070        $  398,371
Unreimbursed capital loss carryover used by ARM                      281,842                 --                --
Decrease in valuation allowance related to capital
    loss carryover                                                  (280,000)                --                --
Dividend received deduction                                           (7,749)           (12,457)          (12,577)
Tax-exempt interest                                                   (4,194)            (5,677)           (7,283)
Goodwill amortization                                                     --              8,342            27,938
Other                                                                  1,809            (10,479)             (226)
                                                              ----------------- ------------------ -----------------
Total federal income tax expense                                   $   3,743         $   19,799        $  406,223
                                                              ----------------- ------------------ -----------------
                                                              ----------------- ------------------ -----------------

     The Company files a consolidated federal income tax return with ARM and ARM's other non-life insurance subsidiaries. At December 31, 1998 and 1997, $103,373 and $124,435 were due to ARM, respectively, pursuant to the tax sharing agreement, related to ordinary losses.

7.   RELATED PARTY TRANSACTIONS

     Management and investment advisory fee expenses reflected in the accompanying financial statements represent allocations of expenses from ARM. These allocations include amounts for administrative and investment services, including use of property, equipment and facilities. The allocations are currently based on the proportion which such business and assets managed represents of all of ARM's and its subsidiaries' business activities. The allocations were $207,135 for the year ended December 31, 1998 and $246,468 for both the years ended December 31, 1997 and 1996. Management believes that the methods used to allocate such expenses are reasonable.

     The Company has paid ARM Securities, an affiliate, $325,523, $314,805 and $263,089 for the years ended 1998, 1997 and 1996, respectively, for sales commissions and other issuance, underwriting and sales expenses.

8.   SHAREHOLDER'S EQUITY AND REGULATORY MATTERS

     The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the 1940 Act, the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($34.3 million and $45.4 million at December 31, 1998 and 1997, respectively). The Company had qualified assets (at amortized cost) of $38.3 million and $60.1 million at those respective dates.

     For purposes of determining compliance with the foregoing provisions, qualified assets are valued in accordance with District of Columbia Insurance Laws (the "D.C. Laws") as required by the 1940 Act. Qualified assets for which no provision for valuation is made in the D.C. Laws are valued in accordance with rules, regulations, or orders prescribed by the SEC. These values are the same as the financial statement carrying values, except that for financial statement purposes, fixed maturities and equity securities classified as available-for-sale are carried at fair value. For qualified asset purposes, fixed maturities classified as available-for-sale are valued at amortized cost and equity securities are valued at cost.

     Second, the Minnesota Department of Commerce ("MDC") has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 12.6% and 8.2% at December 31, 1998 and 1997, respectively.

     Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians to meet certificate liability requirements as of December 31, 1998 and 1997, as shown in the following table. Certificate loans, secured by applicable certificate reserves, are deducted from certificate reserves in computing deposit requirements.

                                                                                      1998               1997
                                                                               ------------------- -----------------
Qualified assets on deposit with:
   Central depositary                                                             $37,534,866           $48,664,004
   State governmental authorities                                                     196,143               245,772
                                                                               ------------------- -----------------
     Total qualified assets on deposit                                            $37,731,009           $48,909,776
                                                                               ------------------- -----------------
                                                                               ------------------- -----------------
     Required deposits (certificate reserves less certificate loans
        plus $250,000)                                                            $34,153,617           $45,190,792
                                                                               ------------------- -----------------
                                                                               ------------------- -----------------

Qualified assets on deposit consisted of the following at December 31:
                                                                                      1998               1997
                                                                               ------------------- -----------------
Investment securities, at cost plus accrued interest                              $37,731,009           $48,437,784
First mortgage loans                                                                       --                   960
Other assets on deposit, at cost                                                           --               471,032
                                                                               ------------------- -----------------
     Total qualified assets on deposit                                            $37,731,009           $48,909,776
                                                                               ------------------- -----------------
                                                                               ------------------- -----------------