Form 10-Q
period 1996-01-01
SBM CERTIFICATE CO
filed 1999-05-17
CIK 870398

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: March 31, 1999

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

     As of May 3, 1999, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

     The registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             SBM CERTIFICATE COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1999              1998
-----------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
ASSETS
Qualified assets:
   Cash and investments:
     Investments in securities of unaffiliated issuers:
       Fixed maturities, available-for-sale, at fair value (amortized cost:
         March 31, 1999--$31,454,166; December 31, 1998--$34,136,751)                  $ 31,163,441      $ 34,149,196
       Equity securities, at fair value (cost:  March 31, 1999--$290,688;
         December 31, 1998--$290,688)                                                       381,578           390,776
     Certificate loans                                                                      160,747           164,209
     Cash and cash equivalents                                                            6,088,646         3,279,970
                                                                                   ----------------------------------
   Total cash and investments                                                            37,794,412        37,984,151

   Receivables:
     Dividends and interest                                                                 325,669           296,013
     Receivable for investment securities sold                                               40,464            22,249
                                                                                   ----------------------------------
   Total receivables                                                                        366,133           318,262
                                                                                   ----------------------------------
Total qualified assets                                                                   38,160,545        38,302,413

Other fixed maturities, available-for-sale, at fair value (amortized
   cost: December 31, 1998--$851,978) (unaffiliated issuer)                                      --           847,835
Deferred acquisition costs                                                                  184,292           204,228
Deferred federal income tax asset                                                            80,679                --
                                                                                   ----------------------------------
Total assets                                                                           $ 38,425,516      $ 39,354,476
                                                                                   ----------------------------------
                                                                                   ----------------------------------

                             SBM CERTIFICATE COMPANY
                      CONDENSED BALANCE SHEETS (CONTINUED)

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1999              1998
-----------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
   Certificate reserves                                                              $ 33,339,431      $ 34,067,826
   Accounts payable and other liabilities                                                 258,564           231,345
   Deferred federal income tax liability                                                       --            27,265
                                                                                  ----------------------------------
Total liabilities                                                                      33,597,995        34,326,436

Shareholder's equity:
   Common stock, 250,000 shares issued                                                    250,000           250,000
   Additional paid-in capital                                                           3,050,000         3,050,000
   Retained earnings                                                                    1,657,419         1,657,592
   Accumulated other comprehensive income from
     net unrealized gains (losses) on available-for-sale securities                      (129,898)           70,448
                                                                                  ----------------------------------
Total shareholder's equity                                                              4,827,521         5,028,040
                                                                                  ----------------------------------

Total liabilities and shareholder's equity                                           $ 38,425,516      $ 39,354,476
                                                                                  ----------------------------------
                                                                                  ----------------------------------

 SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                       1999              1998
                                                                                  ----------------------------------
Investment income:
   Interest income from securities                                                      $ 577,624        $  817,334
   Other investment income                                                                  2,597            32,711
                                                                                  ----------------------------------
Total investment income                                                                   580,221           850,045

Investment and other expenses:
   Management and investment advisory fees                                                 53,013            53,596
   Deferred acquisition cost amortization and renewal commissions                          55,941            76,899
   Real estate expenses                                                                       --             29,087
   Other (income) expenses                                                                  4,906            (3,065)
                                                                                  ----------------------------------
Total investment and other expenses                                                       113,860           156,517

Interest credited on certificate reserves                                                 432,911           619,002
                                                                                  ----------------------------------
Net investment income before federal income taxes                                          33,450            74,526
Income tax expense                                                                        (11,725)          (26,646)
                                                                                  ----------------------------------
Net investment income                                                                      21,725            47,880

Realized investment losses                                                                (33,689)         (130,235)
Income tax benefit on realized investment losses                                           11,791            50,582
                                                                                  ----------------------------------
Net realized investment losses                                                            (21,898)          (79,653)
                                                                                  ----------------------------------
Net loss                                                                                $    (173)       $  (31,773)
                                                                                  ----------------------------------
                                                                                  ----------------------------------

SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                         1999             1998
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                           $    489,600      $  782,873

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments available-for-sale:
   Purchases                                                                           (1,768,704)      (17,165,758)
   Maturities and redemptions                                                           3,138,684         9,330,719
   Sales                                                                                2,106,754         5,713,288
Proceeds from sales or maturities of other invested assets                                     --            75,535
Repayments (issuance) of certificate loans, net                                             3,462              (980)
                                                                                 -----------------------------------
Cash flows provided by (used in) investing activities                                   3,480,196        (2,047,196)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                                        (1,318,817)       (4,169,737)
Amounts received from face-amount certificate holders                                     157,698            36,713
                                                                                 -----------------------------------
Cash flows used in financing activities                                                (1,161,119)       (4,133,024)
                                                                                 -----------------------------------

Net change in cash and cash equivalents                                                 2,808,677        (5,397,347)

Cash and cash equivalents at beginning of period                                        3,279,969        13,054,864
                                                                                 -----------------------------------

Cash and cash equivalents at end of period                                            $ 6,088,646       $ 7,657,517
                                                                                  ----------------------------------
                                                                                  ----------------------------------

SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the three months ended March 31, 1999, are not necessarily indicative of those to be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

     The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 1999 and 1998 are as follows:

                                                                                   Three Months Ended March 31,
                                                                               --------------------------------------
                                                                                      1999               1998
---------------------------------------------------------------------------------------------------------------------
Net loss                                                                        $     (173)         $  (31,773)
Net unrealized gains (losses) on available-for-sale securities                    (200,346)             43,874
                                                                               --------------------------------------
Comprehensive income (loss)                                                     $ (200,519)         $   12,101
                                                                               --------------------------------------
                                                                               --------------------------------------

ITEM 2.    MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

     Net investment income (net income excluding net realized investment gains and losses) was $21,727 and $47,880 for the three months ended March 31, 1999 and 1998, respectively. The decrease in net investment income is primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, was $147,310 during the first three months of 1999 compared to $231,043 during the same period in 1998. These amounts reflect net investment spread of 0.92% and 0.91% for the three months ended March 31, 1999 and 1998, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves. The Company's investment income decreased to $580,221 from $850,045 for the three months ended March 31, 1999 and 1998, respectively. These amounts represent annualized investment yields of 6.06% and 6.62% on average cash and investments of $38.3 million and $51.4 million for the three months ended March 31, 1999 and 1998, respectively. This decrease in annualized investment yield on cash and investments was primarily attributable to the Company investing in more corporate and plain vanilla mortgage-backed securities during 1999 compared to 1998. Further depressing the investment yield, above normal cash balances were held to provide necessary liquidity for maturing face-amount certificates.

     Interest credited on certificate reserves was $432,911 and $619,002 for the three months ended March 31, 1999 and 1998, respectively. These amounts represent annualized average rates of interest credited of 5.14% and 5.71% on average certificate reserves of $33.7 million and $43.4 million for the three months ended March 31, 1999 and 1998, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally lower than contracts that matured during that period, resulting in the overall decrease in the average crediting rate.

     Investment and other expenses were $113,860 and $156,517 for the three months ended March 31, 1999 and 1998, respectively. The decrease in investment and other expenses is primarily attributable to zero real estate expenses during the first quarter of 1999 compared to $29,087 during the first quarter of 1998. The Company sold its investment in real estate during 1998.

     Realized investment losses were $33,689 and $130,235 for the three months ended March 31, 1999 and 1998, respectively. Realized investment losses for 1998 included an estimated loss of $138,042 related to the write-down to fair value of the Company's real estate investment. Other realized investment gains and losses were primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses.

     Net loss during the first quarter of 1999 and 1998 was $173 and $31,773, respectively. The decrease in net loss was attributable to a decrease in net realized investment losses, partially offset by a decrease in net investment income.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 97% investment grade at both March 31, 1999 and December 31, 1998. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has no exposure to real estate, mortgage loans and common equity securities. As of March 31, 1999, the Company held no securities which had defaulted on principal or interest payments.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities but are primarily collateralized mortgage obligations ("CMOs"), totaled $15.2 million at March 31, 1999, representing 40.7% of total qualified assets (48.0% at December 31, 1998). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely projects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

     Certificate reserves decreased $0.7 million or 2.1% during the first three months of 1999, as maturities and surrenders exceeded sales and renewals. The Company believes a factor leading to the decrease was the modest increase in intermediate-term market interest rates in 1999 which enhanced the attractiveness of competing products, such as money market funds and bank certificates of deposit.

For face-amount certificates reaching their maturity date during the three months ended March 31, 1999 and 1998, 63% and 61%, respectively, were renewed.

YEAR 2000

     ARM Financial Group, Inc. ("ARM"), the Company's parent company, has undertaken a Year 2000 project that includes all of its subsidiaries, including the Company. ARM's Year 2000 compliance project, as it relates to the Company, is provided for under the Investment Services Agreement and Administrative Services Agreement between ARM and the Company. Pursuant to the agreements, the Company's operations are administered and managed by ARM. The cost of ARM's Year 2000 initiatives is not expected to be material to ARM's results of operations or financial condition. Likewise, any cost to the Company related to Year 2000 compliance is not expected to be material to the Company's results of operations or financial condition.

     ARM has completed the assessment phase of the project for all production applications, hardware (personal computers and servers), system software, vendors, facilities and business partners. Although ARM is still receiving information from a few vendors and business partners and assessing various logistic concerns with its facilities, ARM's major production systems are substantially Year 2000 compliant. However, the administrative system which processes face-amount certificate transactions can not correctly process data in the Year 2000 due to a two digit year field. Where Year 2000 problems were found, as in the case of the face-amount certificate administration system, the necessary upgrades, repairs or conversions are either complete or in progress and are scheduled for completion no later than September 30, 1999. Specifically, in regards to the Company, management plans to replace the face-amount certificate administrative system with an application that is Year 2000 compliant and then convert the business to that application.

     The Company is also conducting certification testing. Certification testing, which serves to verify the results of repairs and assessments, has been completed for all mission critical production systems and the few problems that were discovered have been repaired and re-tested.

     ARM's Year 2000 project is well underway and management believes that it will be Year 2000 compliant by September 30, 1999, however, as a precaution ARM is developing a contingency and business resumption plan. The contingency and business resumption plan is scheduled for completion no later than September 30, 1999.

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

     The estimated date on which ARM believes it will complete its Year 2000 compliance efforts, and the expenses related to ARM's Year 2000 compliance efforts are based upon management's best estimates, which were based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved and the actual results could materially differ from those anticipated.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

     EXHIBITS

     No exhibits are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1999.


     SBM CERTIFICATE COMPANY

                              By:       /s/ EDWARD L. ZEMAN
                                   -------------------------------------------
                                   Edward L. Zeman
                                   Executive Vice President-Chief
                                   Financial Officer (Principal Financial
                                   Officer

                              By:       /s/ BARRY G. WARD
                                   -------------------------------------------
                                   Barry G. Ward
                                   Controller (Principal Accounting
                                   Officer)