Form 10-Q
period 1999-06-30
SBM CERTIFICATE CO
filed 1999-08-23
CIK 870398

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         /X/Yes / / No

     As of August 12, 1999, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SBM CERTIFICATE COMPANY
                             CONDENSED BALANCE SHEETS

                                                                                       JUNE 30,
                                                                                         1999          DECEMBER 31,
                                                                                      (UNAUDITED)         1998
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

ASSETS
Qualified assets:

   Cash and investments:

     Investments in securities of unaffiliated issuers:

       Fixed maturities, available-for-sale, at fair value (amortized cost:

         June 30, 1999-$34,690,024; December 31, 1998-$34,136,751)                   $ 33,734,920      $ 34,149,196

       Equity securities, at fair value (cost:  June 30, 1999-$290,688;

         December 31, 1998-$290,688)                                                      384,157           390,776

     Certificate loans                                                                    122,199           164,209

     Cash and cash equivalents                                                          3,058,271         3,279,970
                                                                                     ------------------------------
   Total cash and investments                                                          37,299,547        37,984,151

   Receivables:

     Dividends and interest                                                               249,672           296,013

     Receivable for investment securities sold                                                 --            22,249

                                                                                     ------------------------------
   Total receivables                                                                      249,672           318,262

                                                                                     ------------------------------
Total qualified assets                                                                 37,549,219        38,302,413

Other fixed maturities, available-for-sale, at fair value (amortized

   cost: December 31, 1998-$851,978) (unaffiliated issuer)                                     --           847,835

Deferred acquisition costs                                                                173,098           204,228
                                                                                     ------------------------------

Total assets                                                                         $ 37,722,317      $ 39,354,476
                                                                                     ------------------------------
                                                                                     ------------------------------

                             SBM CERTIFICATE COMPANY
                      CONDENSED BALANCE SHEETS (CONTINUED)

                                                                                       JUNE 30,
                                                                                         1999          DECEMBER 31,
                                                                                      (UNAUDITED)         1998
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
   Certificate reserves                                                              $ 32,785,533      $ 34,067,826
   Payable for investment securities purchased                                            533,082                --
   Accounts payable and other liabilities                                                 239,666           231,345
   Deferred federal income tax liability                                                   14,394            27,265
                                                                                     ------------------------------
Total liabilities                                                                      33,572,675      $ 34,326,436

Shareholder's equity:
   Common stock, 250,000 shares issued                                                    250,000           250,000
   Additional paid-in capital                                                           3,050,000         3,050,000
   Retained earnings                                                                    1,711,405         1,657,592
   Accumulated other comprehensive income from
     net unrealized gains (losses) on available-for-sale securities                      (861,763)           70,448
                                                                                     ------------------------------
Total shareholder's equity                                                              4,149,642         5,028,040
                                                                                     ------------------------------

Total liabilities and shareholder's equity                                           $ 37,722,317      $ 39,354,476
                                                                                     ------------------------------
                                                                                     ------------------------------
 SEE ACCOMPANYING NOTES.


                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                ----------------------------------------------------------------
                                                ----------------------------------------------------------------
                                                       1999          1998             1999            1998
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Investment income:

   Interest income from securities                 $  561,739    $  652,231      $  1,139,363     $ 1,469,564

   Other investment income                             12,185        46,453            14,782          79,163
                                                ----------------------------------------------------------------
                                                ----------------------------------------------------------------
Total investment income                               573,924       698,684         1,154,145       1,548,727


Investment and other expenses:

   Management and investment advisory fees             15,687        52,659            68,700         106,255

   Deferred acquisition cost amortization and
     renewal commissions                               52,426        75,831           108,367         152,731

   Real estate expenses                                    --        39,670                --          68,757

   Other expenses (income)                              9,720         1,419            14,626          (1,645)
                                                ----------------------------------------------------------------
                                                ----------------------------------------------------------------

Total investment and other expenses                    77,833       169,579           191,693         326,098


Interest credited on certificate reserves             417,101       524,301           850,012       1,143,303
                                                ----------------------------------------------------------------
                                                ----------------------------------------------------------------
Net investment income before federal  income
   taxes                                               78,990         4,804           112,440          79,326

Income tax expense                                    (25,004)       (2,242)          (36,729)        (28,888)
                                                ----------------------------------------------------------------
                                                ----------------------------------------------------------------

Net investment income                                  53,986         2,562            75,711          50,438

Realized investment gains (losses)                         --        57,733           (33,689)        (72,503)

Income tax benefit (expense) on realized

   investment gains and losses                             --       (20,706)           11,791          29,876
                                                ----------------------------------------------------------------
                                                ----------------------------------------------------------------


Net realized investment gains (losses)                     --        37,027           (21,898)        (42,627)
                                                ----------------------------------------------------------------
                                                ----------------------------------------------------------------

Net income                                         $   53,986    $   39,589      $     53,813     $     7,811
                                                ----------------------------------------------------------------
                                                ----------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                          1999             1998
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                           $ 1,062,413      $  1,298,641

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments available-for-sale:
   Purchases                                                                           (5,777,188)      (27,107,416)
   Maturities and redemptions                                                           3,899,986        15,083,938
   Sales                                                                                2,683,159        10,576,558
Proceeds from sales or maturities of other invested assets                                     --            75,950
Repayments of certificate loans, net                                                       42,010            21,094
                                                                                     ------------------------------
                                                                                     ------------------------------
Cash flows provided by (used in) investing activities                                     847,967        (1,349,876)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                                        (2,294,503)       (8,771,967)
Amounts received from face-amount certificate holders                                     162,424           125,763
                                                                                     ------------------------------
                                                                                     ------------------------------
Cash flows used in financing activities                                                (2,132,079)       (8,646,204)
                                                                                     ------------------------------
                                                                                     ------------------------------

Net change in cash and cash equivalents                                                  (221,699)       (8,697,439)

Cash and cash equivalents at beginning of period                                        3,279,970        13,054,864
                                                                                     ------------------------------
                                                                                     ------------------------------

Cash and cash equivalents at end of period                                            $ 3,058,271      $  4,357,425
                                                                                     ------------------------------
                                                                                     ------------------------------
SEE ACCOMPANYING NOTES.


                             SBM CERTIFICATE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the six months ended June 30, 1999 are not necessarily indicative of those to be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

     The components of comprehensive loss, net of related tax, for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                                                    Three Months Ended June 30,
                                                                               ------------------------------------
                                                                               ------------------------------------
                                                                                      1999               1998
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Net income                                                                     $      53,986      $      39,589
Change in net unrealized gains and losses on available-for-sale securities          (731,865)           (60,111)
                                                                               ------------------------------------
                                                                               ------------------------------------
Comprehensive loss                                                             $    (677,879)     $     (20,522)
                                                                               ------------------------------------
                                                                               ------------------------------------

                                                                                    Six Months Ended June 30,

                                                                               ------------------------------------
                                                                               ------------------------------------
                                                                                      1999               1998
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Net income                                                                     $      53,813      $       7,811
Change in net unrealized gains and losses on available-for-sale securities          (932,211)           (16,237)
                                                                               ------------------------------------
                                                                               ------------------------------------
Comprehensive loss                                                             $    (878,398)     $      (8,426)
                                                                               ------------------------------------
                                                                               ------------------------------------

ITEM 2. MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

RELATIONSHIP WITH ARM FINANCIAL GROUP, INC.

     The Company is a wholly owned subsidiary of ARM Financial Group, Inc. ("ARM"). Pursuant to an Investment Services Agreement and an Administrative Services Agreement, the Company's operations are administered and managed by ARM.

     On July 29, 1999, ARM announced that it was restructuring its institutional business and positioning its retail business and technology operations for the sale of ARM. Following the July 29, 1999 announcement, certain of ARM's insurance subsidiaries' ratings were lowered by four significant rating agencies. ARM's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (filed on August 23, 1999) states that if ARM "is unable to find a suitable buyer for its subsidiaries or its businesses or receive a significant infusion of capital from an investor or investors, then [its] ability to continue as a going concern is in substantial doubt." If ARM were to liquidate under federal or state bankruptcy laws, there can be no assurance that ARM would be able to provide services under the agreements mentioned above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

     Net investment income (net income excluding net realized investment gains and losses) was $75,711 and $50,438 for the six months ended June 30, 1999 and 1998, respectively. The increase in net investment income is primarily attributable to lower investment and other expenses, partially offset by a decrease in net investment spread.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, was $304,133 during the first six months of 1999 compared to $405,424 during the same period in 1998. These amounts reflect net investment spread of 1.06% and 1.15% for the six months ended June 30, 1999 and 1998, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves. The Company's investment income decreased to $1.2 million from $1.5 million for the six months ended June 30, 1999 and 1998, respectively. These amounts represent annualized investment yields of 6.16% and 6.67% on average cash and investments of $36.8 million and $46.5 million for the six months ended June 30, 1999 and 1998, respectively. This decrease in annualized investment yield on cash and investments was primarily attributable to the Company investing in lower yielding securities during 1999 compared to 1998.

     Interest credited on certificate reserves was $0.9 million and $1.1 million for the six months ended June 30, 1999 and 1998, respectively. These amounts represent annualized average rates of interest credited of 5.09% and 5.52% on average certificate reserves of $33.1 million and $41.5 million for the six months ended June 30, 1999 and 1998, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally lower than contracts that matured during that period, resulting in the overall decrease in the average crediting rate.

     Investment and other expenses were $191,693 and $326,098 for the six months ended June 30, 1999 and 1998, respectively. The decrease in investment and other expenses is partially attributable to zero real estate expenses during the six months ended June 30, 1999 compared to $68,757 during the same period in 1998. The Company sold its investment in real estate during 1998. Also, certain expenses that are directly proportional to the level of customer deposits declined due to the decrease of those deposits during the period.

     Realized investment losses were $33,689 and $72,503 for the six months ended June 30, 1999 and 1998, respectively. Realized investment losses for 1998 included an estimated loss of $138,042 related to the write-down to fair value of the Company's real estate investment. Other realized investment gains and losses were primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses.

     In the event that the Company experiences higher than historical levels of certificate surrenders, the Company might need to liquidate investments other than in accordance with its normal asset/liability management strategy and, as a result, the Company could experience substantial realized investment losses. If the Company requires additional capital, there is no assurance that such capital would be available from ARM. (See "--Relationship with ARM Financial Group, Inc.")

     Net income during the six months ended June 30, 1999 and 1998 was $53,813 and $7,811, respectively. The increase in net income was primarily attributable to a decrease in investment and other expenses partially offset by a decrease in net investment spread.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 97% investment grade at both June 30, 1999 and December 31, 1998. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has no exposure to real estate, mortgage loans and common equity securities. As of June 30, 1999, the Company held no securities which had defaulted on principal or interest payments.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities but are primarily collateralized mortgage obligations ("CMOs"), totaled $18.1 million at June 30, 1999, representing 48.1% of total qualified assets (48.0% at December 31, 1998). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely projects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

     Certificate reserves decreased $1.3 million or 3.8% during the first six months of 1999, as maturities and surrenders exceeded sales and renewals. The Company believes a factor leading to the decrease was the modest increase in intermediate-term market interest rates in 1999 which enhanced the attractiveness of competing products, such as money market funds and bank certificates of deposit. For face-amount certificates reaching their maturity date during the six months ended June 30, 1999 and 1998, 68% and 59%, respectively, were renewed.

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

     ARM's Year 2000 project is well underway and management believes that it will be Year 2000 compliant by September 30, 1999, however, as a precaution ARM is developing a contingency and business resumption plan. Preparations to implement the contingency and business resumption plan will continue through December 31, 1999.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

     EXHIBITS

     No exhibits are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 1999.

         SBM CERTIFICATE COMPANY

                                       By:    /s/EDWARD L. ZEMAN
                                          ------------------------
                                          Edward L. Zeman
                                          Executive Vice President-Chief
                                          Financial Officer (Principal Financial
                                          Officer)

                                       By:    /s/BARRY G. WARD
                                          ------------------------
                                          Barry G. Ward
                                          Controller (Principal Accounting
                                          Officer)