Form 10-Q
period 1999-09-30
SBM CERTIFICATE CO
filed 1999-11-19
CIK 870398

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

                    For the period ended: September 30, 1999

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

     As of November 12, 1999, 250,000 shares of the registrant's common stock were outstanding, all of which are privately owned and not traded on a public market.

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

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1999              1998
-----------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)

ASSETS
Qualified assets:
   Cash and investments:
     Investments in securities of unaffiliated issuers:
       Fixed maturities, available-for-sale, at fair value (amortized cost:
         September 30, 1999-$25,892,664; December 31, 1998-$34,136,751)            $ 25,178,627      $ 34,149,196
       Equity securities, at fair value (cost: September 30, 1999-$290,688;
         December 31, 1998-$290,688)                                                    373,739           390,776
     Certificate loans                                                                  122,726           164,209
     Cash and cash equivalents                                                        9,263,081         3,279,970
                                                                                   ------------------------------
   Total cash and investments                                                        34,938,173        37,984,151

   Receivables:
     Dividends and interest                                                             297,101           296,013
     Receivable for investment securities sold                                           26,875            22,249
                                                                                   ------------------------------
    Total receivables                                                                   323,976           318,262
                                                                                   ------------------------------
Total qualified assets                                                               35,262,149        38,302,413

Other fixed maturities, available-for-sale, at fair value (amortized
   cost: December 31, 1998-$851,978) (unaffiliated issuer)                                   --           847,835
Deferred acquisition costs                                                              162,020           204,228
                                                                                   ------------------------------

Total assets                                                                       $ 35,424,169      $ 39,354,476
                                                                                   ------------------------------
                                                                                   ------------------------------

                             SBM CERTIFICATE COMPANY
                      CONDENSED BALANCE SHEETS (CONTINUED)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1999              1998
-----------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
   Certificate reserves                                                            $ 31,081,900      $ 34,067,826
   Accounts payable and other liabilities                                                52,527           231,345
   Deferred federal income tax liability                                                     --            27,265
                                                                                   ------------------------------
Total liabilities                                                                    31,134,427        34,326,436

Shareholder's equity:
   Common stock, 250,000 shares issued                                                  250,000           250,000
   Additional paid-in capital                                                         3,050,000         3,050,000
   Retained earnings                                                                  1,548,066         1,657,592
   Accumulated other comprehensive income from
     net unrealized gains (losses) on available-for-sale securities                    (558,324)           70,448
                                                                                   ------------------------------
Total shareholder's equity                                                            4,289,742         5,028,040

                                                                                   ------------------------------
Total liabilities and shareholder's equity                                         $ 35,424,169      $ 39,354,476
                                                                                   ------------------------------
                                                                                   ------------------------------

SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                --------------------------------------------------------------------

                                                     1999            1998              1999             1998
--------------------------------------------------------------------------------------------------------------------

Investment income:

   Interest income from securities                $566,034          $627,001       $1,705,397        $2,096,565

   Other investment income                           4,971            36,734           19,753           115,897
                                                --------------------------------------------------------------------
Total investment income                            571,005           663,735        1,725,150         2,212,462

Investment and other expenses:

   Management and investment advisory fees          30,774            50,925           99,474           157,180

   Deferred acquisition cost amortization and
    renewal commissions                             55,425            68,123          163,792           220,853

   Real estate expenses                                 --            14,284               --            83,041

   Other expenses (income)                             458               309           15,084            (1,337)
                                                --------------------------------------------------------------------
Total investment and other expenses                 86,657           133,641          278,350           459,737

Interest credited on certificate reserves          397,407           472,485        1,247,419         1,615,791
                                                --------------------------------------------------------------------
Net investment income before federal
   income taxes                                     86,941            57,609          199,381           136,934

Income tax benefit                                 173,636            29,091          136,907               203
                                                --------------------------------------------------------------------
Net investment income                              260,577            86,700          336,288           137,137

Realized investment losses                        (436,818)          (35,012)        (470,507)         (107,514)

Income tax benefit (expense) on realized
    investment gains and losses                     12,902           (33,076)          24,693            (3,200)
                                                --------------------------------------------------------------------
Net realized investment losses                    (423,916)          (68,088)        (445,814)         (110,714)
                                                --------------------------------------------------------------------

Net income (loss)                               $ (163,339)         $ 18,612        $(109,526)         $ 26,423
                                                --------------------------------------------------------------------
                                                --------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                        1999              1998
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                           $ 1,507,477      $  1,670,384

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments available-for-sale:
   Purchases                                                                          (21,473,925)      (39,375,067)
   Maturities and redemptions                                                          21,409,990        19,731,543
   Sales                                                                                8,731,243        20,875,666
Proceeds from sales or maturities of other invested assets                                     --           260,296
Repayments of certificate loans, net                                                       41,483            21,172
                                                                                 ----------------------------------
Cash flows provided by investing activities                                             8,708,791          1,513,610

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                                        (4,397,769)      (11,970,481)
Amounts received from face-amount certificate holders                                     164,612           163,684
                                                                                 ----------------------------------
Cash flows used in financing activities                                                (4,233,157)      (11,806,797)
                                                                                 ----------------------------------

Net change in cash and cash equivalents                                                 5,983,111        (8,622,803)

Cash and cash equivalents at beginning of period                                        3,279,970        13,054,864
                                                                                 ----------------------------------

Cash and cash equivalents at end of period                                            $ 9,263,081      $  4,432,061
                                                                                 ----------------------------------
                                                                                 ----------------------------------

  SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the nine months ended September 30, 1999 are not necessarily indicative of those to be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

     The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                                                 Three Months Ended September 30,
                                                                               --------------------------------------
                                                                                      1999               1998
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                 $(163,339)       $      18,612
Change in net unrealized gains and losses on available-for-sale securities          303,439              227,785
                                                                               --------------------------------------
Comprehensive income                                                              $ 140,100        $     246,397
                                                                               --------------------------------------
                                                                               --------------------------------------

                                                                                  Nine Months Ended September 30,
                                                                               --------------------------------------
                                                                                      1999               1998
---------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                 $(109,526)       $      26,423
Change in net unrealized gains and losses on available-for-sale securities         (628,772)             211,548
                                                                               --------------------------------------
Comprehensive income (loss)                                                       $(738,298)       $     237,971
                                                                               --------------------------------------
                                                                               --------------------------------------

ITEM 2. MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

RELATIONSHIP WITH ARM FINANCIAL GROUP, INC.

     The Company is a wholly owned subsidiary of ARM Financial Group, Inc. ("ARM"). Pursuant to an Investment Services Agreement and an Administrative Services Agreement, the Company's operations are administered and managed by ARM.

     On July 29, 1999, ARM announced that it was restructuring its institutional business and positioning its retail business and technology operations for sale. To date, ARM's efforts to find a buyer have been unsuccessful. As a result, ARM requested protection with respect to its insurance subsidiary, Integrity Life Insurance Company ("Integrity"), from the Ohio Department of Insurance, its domiciliary regulator. On August 20, 1999, Integrity consented to a Supervision Order issued by the Ohio Department of Insurance, effective for a period of 60 days. Unless the Ohio Department of Insurance begins proceedings for the appointment of a rehabilitator or liquidator, the Supervision Order is automatically extended for successive 60-day periods until written notice is given to Integrity ending the supervision. On October 30, 1999, the Supervision Order was automatically extended. ARM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (filed on November 19, 1999) states that "regardless of whether [ARM] is able to find a suitable buyer for its insurance subsidiaries or its businesses or assets, [ARM] is likely to cease doing business as a going concern." If ARM were to liquidate under federal or state bankruptcy laws, there can be no assurance that ARM would be able to provide services under the agreements mentioned above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net investment income (net income excluding net realized investment gains and losses) was $336,288 and $137,137 for the nine months ended September 30, 1999 and 1998, respectively. The increase in net investment income is primarily attributable to lower investment and other expenses and a one-time income tax benefit, partially offset by a decrease in net investment spread.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, was $477,731 during the first nine months of 1999 compared to $596,671 during the same period in 1998. These amounts reflect net investment spread of 1.19% and 1.15% for the nine months ended September 30, 1999 and 1998, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on certificate reserves. The Company's investment income decreased to $1.7 million from $2.2 million for the nine months ended
September 30, 1999 and 1998, respectively. These amounts represent annualized investment yields of 6.26% and 6.56% on average cash and investments of $36.7 million and $45.0 million for the nine months ended September 30, 1999 and 1998, respectively. This decrease in annualized investment yield on cash and investments was primarily attributable to the Company investing in lower yielding securities during 1999 compared to 1998.

     Interest credited on certificate reserves was $1.2 million and $1.6 million for the nine months ended September 30, 1999 and 1998, respectively. These amounts represent annualized average rates of interest credited of 5.07% and 5.41% on average certificate reserves of $32.8 million and $39.8 million for the nine months ended September 30, 1999 and 1998, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally lower than contracts that matured during that period, resulting in the overall decrease in the average crediting rate.

     Investment and other expenses were $278,350 and $459,737 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in investment and other expenses is partially attributable to zero real estate expenses during the nine months ended September 30, 1999 compared to $83,041 during the same period in 1998. The Company sold its investment in real estate during 1998. Also, certain expenses that are directly proportional to the level of customer deposits declined due to the decrease of those deposits during the period.

     Realized investment losses were $470,507 and $107,514 for the nine months ended September 30, 1999 and 1998, respectively. Realized investment losses for 1998 included an estimated loss of $268,960 related to the write-down to fair value and subsequent sale of the Company's real estate investment. Other realized investment gains and losses were primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses.

     In the event that the Company experiences higher than historical levels of certificate surrenders, the Company might need to liquidate investments other than in accordance with its normal asset/liability management strategy and, as a result, the Company could experience substantial realized investment losses. If the Company requires additional capital, there is no assurance that such capital would be available from ARM. (See "-Relationship with ARM Financial Group, Inc.")

     Net loss during the nine months ended September 30, 1999 was $109,526 compared to net income of $26,423 for the same period in 1998. The decrease in net income was primarily attributable to increased realized investment losses partially offset by lower investment and other expenses.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 100% and 97% investment grade at September 30, 1999 and December 31, 1998, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has no exposure to real estate, mortgage loans and common equity securities. As of September 30, 1999, the Company held no securities which had defaulted on principal or interest payments.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities but are primarily collateralized mortgage obligations ("CMOs"), totaled $10.7 million at September 30, 1999, representing 30.4% of total qualified assets (48.0% at December 31, 1998). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely projects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

     Certificate reserves decreased $3.0 million or 8.8% during the first nine months of 1999, as maturities and surrenders exceeded sales and renewals. The Company believes a factor leading to the decrease was the modest increase in intermediate-term market interest rates in 1999 which enhanced the attractiveness of competing products, such as money market funds and bank certificates of deposit. For face-amount certificates reaching their maturity date during the nine months ended September 30, 1999 and 1998, 65% and 59%, respectively, were renewed.

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

     ARM's Year 2000 project is on schedule and is currently 95% complete. During the assessment phase of the project, ARM assessed all production applications, hardware (personal computers and servers), system software, vendors, facilities and business partners. Where Year 2000 problems were found, the necessary upgrades and repairs have been completed. Although ARM is still assessing various logistic concerns with its facilities, ARM's production systems are now substantially Year

2000 compliant. Specifically, in regards to the Company, during the third quarter of 1999 management replaced the face-amount certificate administrative system with an application that is Year 2000 compliant and converted the business to that application.

     The Company has also completed certification testing. Certification testing serves to verify the results of the assessment and repairs. The few problems that were discovered in this phase have been repaired and re-tested.

     As a precaution, ARM is in the process of developing a contingency and business resumption plan. Preparations to implement the contingency and business resumption plan will continue through December 31, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

     EXHIBITS

     No exhibits are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.

            SBM CERTIFICATE COMPANY

                                            By:   /S/ EDWARD L. ZEMAN
                                               ------------------------
                                            Edward L. Zeman
                                            Executive Vice President-Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                                            By:  /S/ JOHN R. MCGEENEY
                                               ------------------------
                                            John R. McGeeney
                                            President