Form 10-K
period 1999-12-31
SBM CERTIFICATE CO
filed 2000-04-14
CIK 870398

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999    Commission file number: 811-6268


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      |X| Yes     | | No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                  | |

     As of February 28, 2000, 250,000 shares of the registrant's common stock were outstanding. The registrant is a wholly owned subsidiary and its common stock is not traded on a public market.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     The registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
--------------------------------------------------------------------------------

                                 TABLE OF CONTENTS


ITEM                                                                                                        PAGE
----                                                                                                        ----
                                     PART I

     1.  Business.............................................................................................3
     2.  Properties...........................................................................................5
     3.  Legal Proceedings....................................................................................5
     4.  Submission of Matters to a Vote of Security Holders..................................................5


                                     PART II

     5.  Market for Registrant's Common Equity
           and Related Stockholder Matters....................................................................6
     6.  Selected Financial Data..............................................................................6
     7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................................................6
     8.  Financial Statements and Supplementary Data.........................................................12
     9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................................................12


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


                                     PART IV

     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................14
         Signatures..........................................................................................16
         Index to Financial Statements......................................................................F-1

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

         On December 20,1999 ARM filed a voluntary petition for relief under the provisions of chapter 11 of the U.S. Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the District of Delaware. ARM is as a debtor in possession under the Code. ARM provided retirement savings and investment products through its insurance company subsidiaries. On March 3, 2000 ARM completed the sale of its insurance subsidiaries to Western and Southern Life Insurance Company ("Western and Southern") ("the Insurance Transaction") (see Item 7 below). On March 28, 2000 ARM entered into a definitive agreement to sell the Company to 1st Atlantic Guaranty Corporation ("1st Atlantic") for a purchase price of $650,000. Of the purchase price, $250,000 will be paid directly to ARM and $400,000 will be placed in escrow for 18 months. The escrowed proceeds shall be used to fund certain indemnifications of ARM. Immediately prior to the closing of the sale of the Company, the Company shall (subject to obtaining appropriate regulatory approvals) dividend to ARM an amount equal to the Company's shareholder's equity less (i) $250,000 and (ii) estimated deferred acquisition costs net of income taxes. The dividend will be in the form of a transfer of certain securities, in kind, and the balance, if any, in cash or cash equivalents. The closing of this transaction is subject to various approvals, including that of the Bankruptcy Court, and is expected to close in the second quarter of 2000.

         Pursuant to a continuing hardship exemption from the electronic filing requirements of the Securities Exchange Act of 1934 (the "1934 Act"), ARM now makes all of its public filings in paper format. Accordingly, copies of ARM's public filings filed after March 1, 2000, may be obtained from the Public Reference Department of the Securities Exchange Commission, 450 Fifth Street, NW, Washington, DC 20549. The 1999 Form 10-K for ARM will not be filed within the period prescribed by the requirements for such filings in the 1934 Act.

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

         The Company's face-amount certificates are distributed by ARM Securities Corporation ("ARM Securities"), a wholly owned subsidiary of ARM, pursuant to an Underwriting Agreement. ARM Securities currently uses a network of independent agents to sell and service the face-amount certificates. ARM Securities is registered with the Securities and Exchange Commission (the "SEC") as a broker-dealer under the provisions of the Securities Exchange Act of 1934, as amended. On April 4, 2000, ARM entered into a Stock Purchase Agreement to sell ARM Securities to ND Holdings, Inc. The sale of ARM Securities is subject to Bankruptcy Court and other regulatory approvals, and is expected to close during the second quarter. Upon the consummation of the sale of the Company it will likely need to enter into an underwriting agreement with a different broker-dealer.

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

         The Company's face-amount certificate business generally competes with various types of individual savings products that offer a fixed rate of return on investors' money, especially insurance and bank products. Some of these other products are insured by governmental agencies or funds or independent third parties. The certificates offered by the Company are not guaranteed or insured by any governmental agency or fund or independent third party. The Company's business is highly competitive and the Company competes with many other companies having greater financial resources, larger sales forces, and greater access to customers. The Company's ability to offer competitive interest rates, attractive terms, and efficient service are the Company's primary basis for meeting competition.

         The Company has no employees. Pursuant to an Investment Services Agreement and an Administrative Services Agreement, the Company's operations have been administered and managed by ARM. As a result of the consummation of the Insurance Transaction, the vast majority of ARM's employees, including the employees who support the Company, became employees of Integrity Life Insurance Company ("Integrity") (see Item 7 below). Employees of Integrity are assisting ARM in winding up ARM's affairs, including the administration of the Company, pursuant to a Transition Services Agreement dated March 3, 2000 (the "Transition Services Agreement"). The Transition Services Agreement has a term of eighteen months, but may be terminated by Western and Southern after six months, upon 90 days notice.

         Pursuant to a Letter Agreement dated February 17, 2000 (as amended on March 1, 2000, the "WTR&A Agreement"), ARM retained Walker, Truesdell, Radick & Associates ("WTR&A") as its Restructuring Agent, to provide consulting and management services to ARM, including services related to the sale of the Company to 1st Atlantic. On March 2, 2000, WTR&A's retention was approved by the Bankruptcy Court. WTR&A is a consulting firm that specializes in crisis management, bankruptcy administration and asset liquidation services.

         Like many financial services companies, which offer investment opportunities to the public, the Company is subject to regulation and supervision by federal and state regulators. The 1940 Act and rules issued by the SEC thereunder specify certain terms for face-amount certificates, the method for calculating reserve liabilities on outstanding certificates, the minimum amounts and types of investments to be deposited with a qualified custodian to support such reserve liabilities, and a variety of other restrictions on the operation and governance of a face-amount certificate company. Pursuant to statutory authority, the Minnesota Department of Commerce ("MDC") and the Illinois Secretary of State exercise supervisory powers over the Company's face-amount certificate business similar to those under the 1940 Act. In addition, the MDC conducts examinations of the Company on a periodic basis. The offer and sale of the Company's face-amount certificates also are subject to federal and state securities laws.

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     There is currently no public market or trading in the common stock of the Company. All of the Company's 250,000 outstanding shares of common stock are held by ARM as of December 31, 1999. The Company has never paid cash dividends on its common stock.

     The Company is subject to two principal restrictions on its ability to pay dividends in addition to the generally applicable restrictions and requirements of Minnesota corporate law. First, pursuant to Section 28(b) of the 1940 Act, the Company is required to establish and maintain qualified assets having a value not less than the aggregate of certificate reserves plus $250,000. Second, the MDC has determined that face-amount certificate companies such as the Company should maintain a ratio of shareholder's equity to total assets of a minimum of 5%. For purposes of determining compliance with both requirements, assets are based upon a valuation of available-for-sale securities reflected at amortized cost. The Company could not pay dividends if it did not meet both of these two requirements or if payment of a dividend would cause it not to meet such requirements. As of December 31, 1999, the Company had qualified assets in excess of certificate reserves plus $250,000 of $4.6 million and total assets in excess of the 5% ratio of $3.2 million.

ITEM 6.  SELECTED FINANCIAL DATA

     This information is omitted in accordance with Instruction (I)(2)(a) to Form 10-K.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

RELATIONSHIP WITH ARM FINANCIAL GROUP, INC.

     The Company is a wholly owned subsidiary of ARM. Pursuant to an Investment Services Agreement and an Administrative Services Agreement, the Company's operations are administered and managed by ARM.

     On July 29, 1999, ARM announced that it was restructuring its institutional business and positioning its retail business and technology operations for the sale of ARM or its businesses or its assets. Following the July 29, 1999 announcement, the ratings of ARM and Integrity were significantly lowered several times by four major rating agencies, materially and adversely affecting Integrity's ability to market and maintain persistency of retail products. As a result, ARM sought protection with respect to its insurance subsidiary, Integrity, from the Ohio Department of Insurance. Integrity is domiciled in Ohio. On August 20, 1999, Integrity consented to a Supervision Order issued by the Ohio Department of Insurance. The supervision order was terminated on March 3, 2000 as a result of the consummation of the Insurance Transaction.

     On December 17, 1999 ARM announced that it had signed a definitive agreement whereby Western and Southern would acquire ARM's insurance subsidiaries, Integrity and National Integrity

Life Insurance Company. The acquisition of the insurance companies by Western and Southern was implemented in a voluntary petition for relief under chapter 11 of the Bankruptcy Code filed on December 20, 1999 in the United States Bankruptcy Court for the District of Delaware. In re: ARM Financial Group, Inc., Case No.: 99-4430(Judge Walsh). The transaction was approved by the Bankruptcy Court on March 2, 2000 and closed on March 3, 2000.

     Western and Southern did not acquire the Company or ARM Securities. As a result of the consummation of the Insurance Transaction, the vast majority of ARM's employees, including the employees who support the Company, became employees of Integrity Life Insurance Company ("Integrity"). (see Item 7 below). Employees of Integrity are assisting ARM in winding up ARM's affairs, including the administration of the Company, pursuant to a Transition Services Agreement dated March 3, 2000 ("the Transition Services Agreement"). The Transition Services Agreement has a term of eighteen months, but may be terminated by Western and Southern after six months, upon 90 days notice.

     During the fourth quarter of 1999, the Company entered into discussions with several companies to evaluate the possibility of a sale of the Company to one of these companies. As described in Part I, Item 1(a) above, on March 28, 2000 ARM and the Company entered into a definitive agreement to sell the Company to 1st Atlantic. 1st Atlantic is a Maryland corporation currently engaged in the sale of face-amount certificates. There can be no assurance that a transaction will be consummated, or that the required approvals of the Bankruptcy Court and various other regulatory bodies will be received. If a closing cannot be consummated with 1st Atlantic, ARM may seek to sell the Company to another party, or to avail itself of other options that may be available to it, including the possible refund of currently held certificates and the dissolution of the Company (subject to regulatory approval).

     Pursuant to the WTR&A Agreement, ARM retained WTR&A as its Restructuring Agent, to provide consulting and management services to ARM, including services related to the sale of the Company to 1st Atlantic. On March 2, 2000, WTR&A's retention was approved by the Bankruptcy Court. WTR&A is a consulting firm that specializes in crisis management, bankruptcy administration and asset liquidation services.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

     Net investment income (net income excluding net realized investment gains and losses) was $408,673 and $133,733 for 1999 and 1998, respectively. The increase in net investment income was primarily attributable to a decrease in real estate expenses (due to the sale of real estate in 1998), and lower investment and other expenses.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, decreased to $0.7 million during 1999 from $0.8 million in 1998. These amounts reflect net investment spread of 1.20% and 1.12% during 1999 and 1998, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves. The Company's investment income decreased to $2.3 million from $2.8 million for 1999 and 1998, respectively. These amounts represent investment yields of 6.20% and 6.46% on average cash and investments of $36.9 million and $43.8 million for 1999 and 1998, respectively. This decrease in annualized investment yield on cash and investments was primarily attributable to the Company investing in lower yielding securities during 1999 compared to 1998.

     Interest credited on certificate reserves was $1.6 million and $2.1 million for 1999 and 1998, respectively. These amounts represent average rates of interest credited of 5.00% and 5.34% on average certificate reserves of $32.3 million and $38.7 million for 1999 and 1998, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during 1999 have crediting rates that are generally lower than contracts that matured during that period, resulting in the overall decrease in the average crediting rate.

     Investment and other expenses were $369,825 and $575,823 for 1999 and 1998, respectively. The decrease in investment and other expenses is primarily attributable to a decrease in management and investment advisory fees, deferred acquisition cost amortization and renewal commissions, and real estate expenses in 1999 of $53,093, $85,316 and $87,813, respectively, compared to 1998.

     Realized investment losses (net of gains) were $470,507 and $152,977 for 1999 and 1998, respectively. Realized investment losses for 1998 include a loss of $178,795 related to the write-down to fair value and subsequent sale of the Company's real estate investment. Other realized investment gains and losses were primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses.

     In the event that the Company experiences higher than historical levels of certificate surrenders, the Company might need to liquidate investments other than in accordance with its normal asset/liability management strategy and, as a result, the Company could experience substantial realized investment losses. If the Company requires additional capital, it is unlikely that such capital would be available from ARM. (SEE "-RELATIONSHIP WITH ARM FINANCIAL GROUP, INC.")

     During 1999, net income was $36,143 compared to $30,643 in 1998. The increase was primarily attributable to an increase in net investment income partially offset by an increase in net realized investment losses.

     Certificate reserves decreased $4.0 million or 11.6% during 1999, as maturities and surrenders exceeded sales and renewals. The Company believes a factor leading to the decrease was the modest increase in intermediate-term market interest rates in 1999, which enhanced the attractiveness of competing products, such as money market funds and bank certificates of deposit. For certificates reaching their maturity date during 1999 and 1998, 66% and 61%, respectively, were renewed.

1998 COMPARED WITH 1997

     Net investment income was $133,733 and $258,205 for 1998 and 1997, respectively. The decrease in net investment income was primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses.

     Net investment spread decreased to $0.8 million during 1998 from $1.1 million in 1997. These amounts reflect net investment spread of 1.12% and 1.63% during 1998 and 1997, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves. The Company's investment income decreased to $2.7 million from $3.9 million for 1998 and 1997, respectively. These amounts represent investment yields of 6.46% and 7.43% on average cash and investments of $43.8 million and $52.9 million for 1998 and 1997, respectively. This decrease in investment yield on cash and investments was primarily attributable to the Company investing in more corporate and plain vanilla mortgage-backed securities during 1998 compared to 1997. As a result of this trading activity, above normal average cash balances were held, further depressing the investment yield.

     Interest credited on certificate reserves was $2.1 million and $2.8 million for 1998 and 1997, respectively. These amounts represent average rates of interest credited of 5.34% and 5.80% on average certificate reserves of $38.7 million and $48.2 million for 1998 and 1997, respectively. New and renewal contracts issued during 1998 had crediting rates that were generally lower than contracts that matured during 1998, resulting in the overall decrease in the average crediting rate.

     Investment and other expenses were $575,823 and $755,256 for 1998 and 1997, respectively. The decrease in investment and other expenses was primarily attributable to a decrease in management and investment advisory fees and real estate expenses in 1998 of $39,333 and $76,247, respectively, compared to 1997. In addition, there was no goodwill amortization during the year ended December 31, 1998 compared to the $23,833 for the year ended December 31, 1997. The goodwill asset became fully amortized during the second quarter of 1997.

     Realized investment losses were $152,977 and $268,002 for 1998 and 1997, respectively. Realized investment losses for 1998 included loss of $178,795 related to the write-down to fair value and subsequent sale of the Company's real estate investment. Other realized investment gains and losses were primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses.

     During 1998, net income was $30,643 compared to $94,688 in 1997. The decrease was primarily attributable to a decrease in net investment income.

     Certificate reserves decreased $11.1 million or 24.5% during 1998, as maturities and surrenders exceeded sales and renewals. The Company believes a significant factor leading to the decrease was that the certificate of deposit marketplace was very competitive, as many financial institutions offered special high rates to induce customers to open new accounts. For face-amount certificates reaching their maturity date during 1998 and 1997, 61% and 64%, respectively, were renewed.


ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 100% and 97% investment grade as of December 31, 1999 and 1998, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has no exposure to real estate, mortgage loans and common equity securities. As of December 31, 1999, the Company held no securities that had defaulted on principal or interest payments.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $10.3 million at December 31, 1999, representing 30.1% of total qualified assets (48.0% at December 31, 1998). The Company's investments in CMOs represented 29.2% and 46.7% of the Company's qualified assets as of December 31, 1999 and 1998, respectively. MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics, such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely projects three-year liability and asset cash flows to monitor the level of liquidity for maturing face-amount certificates.

     Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company currently classifies its fixed maturity and equity securities as available-for-sale. Such securities are carried at fair value and changes in fair value, net of related deferred income taxes, are charged or credited directly to shareholder's equity. Fluctuations in interest rates during 1999 resulted in unrealized losses of $825,522 at December 31, 1999 compared to unrealized gains of $70,448 (net of $37,942 in deferred income taxes) at December 31, 1998. Volatility in reported shareholder's equity occurs as a result of the application of SFAS No. 115, which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values. As a result, adjusting the shareholder's equity for changes in the fair value of the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholder's equity but does not reflect the underlying economics of the Company's business.

LIQUIDITY AND FINANCIAL RESOURCES

     As of December 31, 1999, the Company had $4.6 million of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with
Section 28(b) of the 1940 Act. In addition, the MDC has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 14.0% at December 31, 1999. The Company has never paid cash dividends on its common stock in order to maintain and increase capital resources.

     The primary liquidity requirement of the Company relates to its payment of certificate maturities and surrenders. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments.

     At December 31, 1999, cash and cash equivalents totaled $14.4 million, an increase of $11.1 million from December 31, 1998. Due to the uncertainty surrounding ARM and the ownership of the Company significantly higher levels of cash and cash equivalents were maintained in 1999. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     Cash flows of $2.1 million, $2.2 million and $4.0 million were generated from operating activities in 1999, 1998 and 1997, respectively. These cash flows resulted principally from investment income, less management and investment advisory fees and commissions paid. Proceeds from sales, redemptions and maturities of investments generated $37.0 million, $50.1 million and $93.1 million in cash flows during 1999, 1998 and 1997, respectively, which were offset by purchases of investments of $22.5 million, $49.3 million and $79.5 million, respectively.

YEAR 2000

     ARM completed its Year 2000 compliance project as it relates to the Company prior to December 31, 1999. The costs of ARM's Year 2000 initiatives were not material to ARM's results of operations or financial condition. Likewise, costs to the Company that related to Year 2000 compliance were not material to the Company's results of operations or financial condition.

     To date, the Company has experienced no major interruption of business activities. Even though ARM has assessed and continues to assess third party issues, it has no direct ability to influence the compliance actions of such parties. Accordingly, while ARM believes its actions in this regard should have the effect of reducing Year 2000 risks, it is unable to eliminate them or to estimate the ultimate effect Year 2000 risks will have on ARM's operations.

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


     2.  FINANCIAL STATEMENT SCHEDULES

              The following financial statement schedules of the Company and the related Report of Independent Auditors are incorporated herein as follows:

              Report of Independent Auditors

              Schedule I Investments in Securities of Unaffiliated Issuers-December 31, 1999
              Schedule V   Qualified Assets on Deposit-December 31, 1999
              Schedule VI  Certificate Reserves-Year Ended December 31, 1999
              Schedule XII Valuation and Qualifying Accounts-December 31, 1999

              Schedules required by Article 6 of Regulation S-X for face-amount certificate investment companies other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements and notes thereto, or elsewhere herein.

     3.  EXHIBITS

              See Exhibit Index on page 15 of this report.

(b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                             SBM CERTIFICATE COMPANY
                                  EXHIBIT INDEX

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

10.8      Definitive Agreement

  27      Not applicable.

          * Previously filed as indicated and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on April 11, 2000.

                                  SBM Certificate Company
                                  Walker, Truesdell, Radick and Associates, Inc. Restructuring Agent

                                  By:  /s/ Hobart G. Truesdell
                                     -------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 11th day of April 2000.



                     NAME                                                  TITLE
                     ----                                                  -----

            /s/ PAUL J. HOUK                                    Director
------------------------------------------------------
Paul J. Houk


           /s/ ROBERT J. MARSHALL, JR.                          Director
------------------------------------------------------
Robert J. Marshall, Jr.


         /s/ WALTER L. SALES                                    Director
------------------------------------------------------
Walter L. Sales

                                            SBM CERTIFICATE COMPANY

                                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors..................................................................................F-2
Balance Sheets as of December 31, 1999 and 1998.................................................................F-3
Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997..................................F-5
Statements of Shareholder's Equity for the Years Ended December 31, 1999, 1998 and 1997.........................F-6
Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997...................................F-7
Notes to Financial Statements...................................................................................F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
SBM Certificate Company

We have audited the accompanying balance sheets of SBM Certificate Company as of December 31, 1999 and 1998, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that SBM Certificate Company will continue as a going concern. As more fully described in
Note 2, SBM Certificate Company is a wholly owned subsidiary of ARM Financial Group, Inc. On a consolidated basis, ARM Financial Group, Inc. reported a net loss of $271 million for 1999 and has a capital deficiency. These conditions raise substantial doubt about ARM Financial Group Inc.'s ability to continue as a going concern. Because of the aforementioned conditions relating to ARM Financial Group Inc., and the uncertainties surrounding its plans to address its liquidity problems, the parent company's actions could have a substantial effect on the Company's operations, therefore, there is also substantial doubt about whether SBM Certificate Company will continue as a going concern. (Management's plans in regard to these matters are also described in Note 2.) The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



Louisville, Kentucky
March 31, 2000

                                               SBM CERTIFICATE COMPANY
                                                   BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                             DECEMBER 31,
                                                                                       1999                1998
                                                                                ---------------------------------------
ASSETS
Qualified assets:
   Cash and investments:
     Investments in securities of unaffiliated issuers:
       Fixed maturities, available-for-sale, at fair value (amortized cost:
         1999-$19,886,594; 1998-$34,136,751)                                      $ 18,998,215        $ 34,149,196
       Equity securities, at fair value (cost: 1999-1998 - $290,688)                   353,545             390,776
     Certificate loans                                                                 124,933             164,209
     Cash and cash equivalents                                                      14,407,479           3,279,970
                                                                                ---------------------------------------
   Cash and investments                                                             33,884,172          37,984,151

   Receivables:
     Dividends and interest                                                            180,962             296,013
     Receivable for investment securities sold                                          53,997              22,249
                                                                                ---------------------------------------
   Total receivables                                                                   234,959             318,262
                                                                                ---------------------------------------
Total qualified assets                                                              34,119,131          38,302,413

Other fixed maturities, available-for-sale, at fair value (amortized
    cost: 1998-$851,978) (unaffiliated issuer)                                               -             847,835
Deferred acquisition costs                                                             150,400             204,228
Other assets                                                                            15,368                   -
                                                                                ---------------------------------------

Total assets                                                                      $ 34,284,899        $ 39,354,476
                                                                                =======================================

                                              SBM CERTIFICATE COMPANY
                                             BALANCE SHEETS (CONTINUED)

--------------------------------------------------------------------------------------------------------------------
                                                                                           DECEMBER 31,
                                                                                      1999               1998
                                                                                ------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
   Certificate reserves                                                            $ 30,116,686      $ 34,067,826
   Deferred federal income taxes                                                              -            27,265
   Accounts payable and other liabilities                                                     -           231,345
                                                                                ------------------------------------
Total liabilities                                                                    30,116,686        34,326,436

Shareholder's equity:
   Common stock, $1 par value; 1,000,000 shares authorized;
     250,000 shares issued and outstanding                                              250,000           250,000
   Additional paid-in capital                                                         3,050,000         3,050,000
   Accumulated other comprehensive income (loss) from net unrealized
    gains and losses on available-for-sale securities                                  (825,522)           70,448
   Retained earnings                                                                  1,693,735         1,657,592
                                                                                ------------------------------------
Total shareholder's equity                                                            4,168,213         5,028,040
                                                                                ------------------------------------

Total liabilities and shareholder's equity                                         $ 34,284,899      $ 39,354,476
                                                                                ====================================

SEE ACCOMPANYING NOTES.

                                            SBM CERTIFICATE COMPANY
                                            STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                      1999             1998              1997
                                                                ----------------------------------------------------
Investment income:
   Interest income from securities                                $ 2,261,957      $ 2,699,491       $ 3,729,295
   Other investment income                                             29,602          127,006           203,810
                                                                ----------------------------------------------------
Total investment income                                             2,291,559        2,826,497         3,933,105

Investment and other expenses:
   Management and investment advisory fees                            154,042          207,135           246,468
   Deferred acquisition cost amortization and renewal
     commissions                                                      193,973          279,289           288,974
   Real estate expenses                                                 2,610           90,423           166,670
   Amortization of goodwill                                                 -                -            23,833
   Other expenses (income)                                            19,200           (1,024)            29,311
                                                                ----------------------------------------------------
Total investment and other expenses                                   369,825          575,823           755,256

Interest credited on certificate reserves                           1,615,074        2,063,311         2,795,360
                                                                ----------------------------------------------------
Net investment income before
  income taxes                                                        306,660          187,363           382,489
Income tax benefit (expense)                                          102,013          (53,630)         (124,284)
                                                                ----------------------------------------------------
Net investment income                                                 408,673          133,733           258,205

Realized investment losses                                           (470,507)        (152,977)         (268,002)
Income tax benefit on realized
  investment losses                                                    97,977           49,887           104,485
                                                                ----------------------------------------------------
Net realized investment losses                                       (372,530)        (103,090)         (163,517)
                                                                ----------------------------------------------------

Net income                                                          $  36,143        $  30,643         $  94,688
                                                                ====================================================


SEE ACCOMPANYING NOTES.

                                            SBM CERTIFICATE COMPANY
                                       STATEMENTS OF SHAREHOLDER'S EQUITY

------------------------------------------------------------------------------------------------------------------------------
                                                                           ACCUMULATED
                                                          ADDITIONAL          OTHER                               TOTAL
                                           COMMON           PAID-IN       COMPREHENSIVE       RETAINED         SHAREHOLDER'S
                                            STOCK           CAPITAL       INCOME (LOSS)       EARNINGS            EQUITY
                                       ---------------------------------------------------------------------------------------
Balance, January 1, 1997                $ 250,000        $3,050,000        $ 231,541        $1,532,261         $5,063,802

  Net income                                                                                    94,688             94,688
  Change in net unrealized
   gains on available-for-sale
   securities, net of tax                                                   (176,818)                            (176,818)
                                                                                                            ------------------
  Comprehensive loss                                                                                              (82,130)
                                       ---------------------------------------------------------------------------------------
Balance, December 31, 1997                250,000         3,050,000           54,723         1,626,949          4,981,672


  Net income
                                                                                                30,643             30,643
  Change in net unrealized
   gains on available-for-sale
   securities, net of tax                                                     15,725                               15,725
                                                                                                            ------------------
  Comprehensive income                                                                                             46,368
                                       ---------------------------------------------------------------------------------------
Balance, December 31, 1998                250,000         3,050,000           70,448         1,657,592          5,028,040


  Net income                                                                                    36,143             36,143
  Change in net unrealized
   gains (losses) on available-
   for-sale securities, net of tax                                          (895,970)                            (895,970)
                                                                                                            ------------------
  Comprehensive loss                                                                                             (859,827)
                                       ---------------------------------------------------------------------------------------
Balance, December 31, 1999              $ 250,000        $3,050,000        $(825,522)       $1,693,735         $4,168,213
                                       =======================================================================================


SEE ACCOMPANYING NOTES.

                                            SBM CERTIFICATE COMPANY
                                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------------
                                                                       1999               1998                1997
                                                                ----------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                         $     36,143       $     30,643        $     94,688
   Adjustments to reconcile net income to cash flows
    provided by operating activities:
     Provision for certificate reserves                               1,615,074          2,063,311           2,795,360
     Realized investment losses                                         470,507            152,977             268,002
     Deferral of acquisition costs                                     (140,145)          (325,523)           (314,805)
     Amortization of deferred acquisition costs and
      renewal commissions                                               193,973            279,289             288,974
     Other amortization and depreciation                                 23,711            110,043             465,553
     Deferred tax expense (benefit)                                      11,513            (79,525)           (162,627)
     Decrease in dividends and interest receivable                      115,051             32,503             205,442
     Changes in other assets and liabilities                           (247,085)           (57,214)            323,092
                                                                ----------------------------------------------------------
Cash flows provided by operating activities                           2,078,742          2,206,504           3,963,679

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
   Purchases                                                        (22,469,407)       (49,260,045)        (79,455,679)
   Maturities and redemptions                                        26,873,872         24,117,893          10,812,744
   Sales                                                             10,171,240         26,000,513          82,250,553
Sales, maturities and redemptions-mortgage loans and real
  estate                                                                     -             260,296               3,091
Repayment of certificate loans, net                                      39,276             22,083              87,076
                                                                ----------------------------------------------------------
Cash flows provided by investing activities                          14,614,981          1,140,740          13,697,785

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                      (5,737,826)       (13,423,346)         (8,179,248)
Amounts received from face-amount certificate holders                   171,612            301,208             325,456
                                                                ----------------------------------------------------------
Cash flows used in financing activities                              (5,566,214)       (13,122,138)         (7,853,792)
                                                                ----------------------------------------------------------

Net change in cash and cash equivalents                              11,127,509        (9,774,894)           9,807,672
Cash and cash equivalents at beginning of year                        3,279,970         13,054,864           3,247,192
                                                                ----------------------------------------------------------

Cash and cash equivalents at end of year                           $ 14,407,479       $  3,279,970        $ 13,054,864
                                                                ==========================================================


SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     SBM Certificate Company (the "Company") has been a wholly owned subsidiary of ARM Financial Group, Inc. ("ARM") since June 14, 1995.

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

BASIS OF PRESENTATION

     The financial statements are prepared in accordance with accounting principles generally accepted in the United States.

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

USE OF ESTIMATES

     The preparation of financial statements requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   MATERIAL EVENTS OF PARENT COMPANY

     As discussed in Note 1, the Company is a wholly owned subsidiary of ARM, and pursuant to an Investment Services Agreement and an Administrative Services Agreement, the Company's operations are administered and managed by ARM. On July 29, 1999, ARM announced that it was restructuring its institutional business and positioning its retail business and technology operations for the sale of ARM or its businesses or its assets. Following the July 29, 1999 announcement, the ratings of ARM and Integrity were significantly lowered several times by four major rating agencies, materially and adversely affecting Integrity's ability to market and maintain persistency of retail products. As a result, ARM sought protection with respect to its insurance subsidiary, Integrity, from the Ohio Department of Insurance. Integrity is domiciled in Ohio. On August 20, 1999, Integrity consented to a Supervision Order issued by the Ohio Department of Insurance. The supervision order was terminated on March 3, 2000 as a result of the consummation of the Insurance Transaction.

     On December 17, 1999 ARM announced that it had signed a definitive agreement whereby Western and Southern Life Insurance Company ("Western and Southern") would acquire ARM's insurance subsidiaries, Integrity Life Insurance Company ("Integrity") and National Integrity Life Insurance Company. The acquisition of the insurance companies by Western and Southern was implemented in a voluntary petition for relief under chapter 11 of the Bankruptcy Code filed on December 20, 1999 in the United States Bankruptcy Court for the District of Delaware. In re: ARM Financial Group, Inc., Case No.: 99-4430(Judge Walsh). On March 3, 2000 ARM completed the sale of its insurance subsidiaries to Western and Southern ("the Insurance Transaction").

     Western and Southern did not acquire the Company or ARM Securities. As a result of the consummation of the Insurance Transaction, the vast majority of ARM's employees, including the employees who support the Company, became employees of Integrity (see Item 7 below). Employees of Integrity are assisting ARM in winding up ARM's affairs, including the administration of the Company, pursuant to a Transition Services Agreement dated March 3, 2000 ("the Transition Services Agreement"). The Transition Services Agreement has a term of eighteen months, but may be terminated by Western and Southern after six months, upon 90 days notice.

     During the fourth quarter of 1999, the Company entered into discussions with several companies to evaluate the possibility of a sale of the Company to one of these companies. On March 28, 2000 ARM entered into a definitive agreement to sell the Company to 1st Atlantic Guaranty Corporation ("1st Atlantic") for a purchase price of $650,000. Of the purchase price, $250,000 will be paid directly to ARM and $400,000 will be placed in escrow for 18 months. The escrowed proceeds shall be used to fund certain indemnifications of ARM. Immediately prior to the closing of the sale of the Company, the Company shall (subject to obtaining appropriate regulatory approvals) dividend to ARM an amount equal to the Company's shareholder's equity less (i) $250,000 and (ii) estimated deferred acquisition costs net of income taxes. The dividend will be in the form of a transfer of certain securities, in kind, and the balance, if any, in cash or cash equivalents. The closing of this transaction is subject to various approvals, including that of the Bankruptcy Court, and is expected to close in the second quarter of 2000.

   Pursuant to a Letter Agreement dated February 17, 2000 (as amended on March 1, 2000, the "WTR&A Agreement"), ARM retained Walker, Truesdell, Radick & Associates ("WTR&A") as its Restructuring Agent, to provide consulting and management services to ARM, including services related to the sale of the Company to 1st Atlantic. On March 2, 2000, WTR&A's retention was approved by the Bankruptcy Court. WTR&A is a consulting firm that specializes in crisis management, bankruptcy administration and asset liquidation services.

3. INVESTMENTS

   The amortized cost and estimated fair values of available-for-sale securities were as follows:

                                             ------------------------------------------------------------------------
                                                                     GROSS             GROSS
                                                                   UNREALIZED       UNREALIZED         ESTIMATED
                                                   COST              GAINS            LOSSES          FAIR VALUE
                                             ------------------------------------------------------------------------
DECEMBER 31, 1999:
   Fixed maturities:
     Mortgage-backed securities                $ 10,558,001           $    28        $ 282,218       $ 10,275,811
     Corporate securities                         8,161,388             7,405          569,999          7,598,794
     U.S. Treasury securities and
       obligations of U.S. government
       agencies                                     414,246               205           31,388            383,063
     Foreign governments                            450,602                 -           13,220            437,382
     Asset-backed securities                        139,908                 -            2,583            137,325
     Obligations of state and political
       subdivisions                                 162,449             3,435               44            165,840
                                             ------------------------------------------------------------------------
   Total fixed maturities                        19,886,594            11,073          899,452         18,998,215
   Equity securities                                290,688            62,857                -            353,545
                                             ------------------------------------------------------------------------
       Total available-for-sale securities     $ 20,177,282         $  73,930        $ 899,452       $ 19,351,760
                                             ========================================================================

DECEMBER 31, 1998:
   Fixed maturities:
     Mortgage-backed securities                $ 18,342,358          $ 74,953        $  45,435       $ 18,371,876
     Corporate securities                         9,637,558            75,980          115,474          9,598,064
     U.S. Treasury securities and
       obligations of U.S. government
       agencies                                   6,062,081            58,793            7,162          6,113,712
     Foreign governments                            450,787                 -           42,056            408,731
     Asset-backed securities                        334,340                 -            2,643            331,697
     Obligations of state and political
       subdivisions                                 161,605            11,346                -            172,951
                                             ------------------------------------------------------------------------
   Total fixed maturities                        34,988,729           221,072          212,770         34,997,031
   Equity securities                                290,688           100,088                -            390,776
                                             ------------------------------------------------------------------------
       Total available-for-sale securities     $ 35,279,417         $ 321,160        $ 212,770       $ 35,387,807
                                             ========================================================================

     The amortized cost and estimated fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life.

                                                           DECEMBER 31, 1999
                                                   ----------------------------------
                                                                       ESTIMATED
                                                                          FAIR
                                                        COST             VALUE
                                                   ----------------------------------
FIXED MATURITIES:
   Due in one year or less                          $    194,735      $    194,940
   Due after one year through five years                 473,531           460,734
   Due after five years through ten years              2,780,967         2,579,918
   Due after ten years                                 5,739,452         5,349,487
   Asset-backed securities                               139,908           137,325
   Mortgage-backed securities                         10,558,001        10,275,811
                                                   ----------------------------------
     Total fixed maturities                         $ 19,886,594      $ 18,998,215
                                                   ==================================

     Gross gains of $101,621, $123,867 and $765,664 and gross losses of $572,128, $95,449 and $1,082,809 were realized on sales of fixed maturities classified as available-for-sale for the year ended December 31, 1999, 1998, and 1997, respectively.

     Gross gains of $23,459 and $49,143 were recognized on equity securities sold during 1998 and 1997, respectively. Gross losses of $1,062, were recognized on equity securities sold for the year ended December 31, 1998. There were no gross losses recognized on equity securities sold for the year ended December 31, 1997. There were no gross gains or losses recognized on equity securities sold for the year ended December 31, 1999.

     During 1998, the Company sold its sole investment in real estate and realized a loss of $178,795 associated with the transaction.


4.   COMPREHENSIVE INCOME

     Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including net income and the change in unrealized gains or losses on the Company's available-for-sale securities.

     The following table shows, for available-for-sale securities, a reconciliation of the net unrealized gain (loss) arising during the period and the change in net unrealized gains (losses) as reported on the accompanying statements of shareholder's equity. Amounts are reported net of related tax at the 35% statutory rate.

                                                                          YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------
                                                                 1999                1998               1997
-------------------------------------------------------------------------------------------------------------------
  Net unrealized gain (loss) arising
    During period on available-for-sale securities            $ (1,162,300)        $    99,925       $  (235,975)

  Reclassification adjustment for net realized
    (gains) losses included in net income                          266,330             (84,200)           59,157
                                                          --------------------------------------------------------

  Change in net unrealized gains (losses) on
    available-for-sale securities                             $   (895,970)        $    15,725       $  (176,818)
                                                          =========================================================

5.   CERTIFICATE RESERVES

     Total certificate reserves at December 31 are summarized as follows:

                                                                                    MINIMUM            ADDITIONAL
                                                   1999             1998           INTEREST             INTEREST
                                              -------------------------------------------------------------------------
     Fully-paid certificates:

        Single-payment series 503               $ 27,085,547    $ 30,754,255          2.50%           2.10% to 4.60%
        Installment                                1,958,776       2,084,595     2.50% to 3.50%       1.50% to 2.75%
        Optional settlement                          534,582         594,300     2.50% to 3.00%       2.00% to 2.75%
        Due to unlocated certificate
          holders                                      3,191           3,126          None
                                              --------------------------------
                                                  29,582,096      33,436,276

     Installment certificates:
        Reserves to mature, by series:
          120, and 220                               256,219         302,400          3.25%           1.75% to 2.00%
          315                                        120,540         135,104          3.50%           1.50% to 1.75%
        Advance payments                             157,831         194,046            *                   *
                                              --------------------------------
                                                     534,590         631,550
                                              --------------------------------
             Total certificate reserves         $ 30,116,686    $ 34,067,826
                                              ================================

     * Minimum interest rates on advance payments are generally the same as the rates on scheduled installment payments. Interest credited on advance payments, however, is accruing at 5.00% and will continue at that rate through 2000.

6.   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                                           DECEMBER 31, 1999                  DECEMBER 31, 1998
                                                   ---------------------------------------------------------------------
                                                       CARRYING         ESTIMATED          CARRYING        ESTIMATED
                                                        VALUE           FAIR VALUE          VALUE          FAIR VALUE
------------------------------------------------------------------------------------------------------------------------
Assets:
    Fixed maturities                                  $18,998,215       $18,998,215     $ 34,997,031      $ 34,997,031
    Equity securities                                     353,545           353,545          390,776           390,776
    Certificate loans                                     124,933           124,933          164,209           164,209
    Cash and cash equivalents                          14,407,479        14,407,479        3,279,970         3,279,970
Liabilities:
    Certificate reserves                               30,116,686        30,223,837       34,067,826        34,251,701
    Accounts payable and other liabilities                      -                 -          231,345           231,345

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

CERTIFICATE RESERVES

     The fair value of certificate reserves is based on a discounted cash flow analysis, using the current interest rate offered on new certificates of 5.00% at December 31, 1999 and 1998.

OTHER INVESTED ASSETS, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

     The financial statement carrying amounts of other invested assets, other assets, accounts payable and other liabilities are deemed to be a reasonable approximation of their fair value.


7.   FEDERAL INCOME TAXES

     Deferred federal income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses. Significant components of the deferred tax liabilities and assets as of December 31, 1999 and December 31, 1998 were:

                                                                                            DECEMBER 31,
                                                                                  ----------------------------------
                                                                                       1999              1998
                                                                                  ----------------------------------
Deferred tax liabilities:
   Net unrealized gains on available-for-sale securities                              $       -        $   37,936
   Other                                                                                  1,617             1,616
                                                                                  ----------------------------------
       Total deferred tax liabilities                                                     1,617            39,552

Deferred tax assets:
   Net unrealized losses on available for sale securities                               288,933                 -
   Investments                                                                           96,145            73,867
   Capital loss carryover                                                               138,683                 -
    Net operating loss carryforward                                                           -            58,420
                                                                                  ----------------------------------
       Total deferred tax assets                                                        523,761           132,287
   Valuation allowance for deferred tax assets                                         (522,144)         (120,000)
                                                                                  ----------------------------------
       Net deferred tax assets                                                            1,617            12,287
                                                                                  ----------------------------------
   Deferred tax liabilities shown on the accompanying balance sheets                  $     -          $   27,265
                                                                                  ==================================

     The Company's net operating loss carryforward of $166,915 at December 31, 1998 was fully utilized in 1999.

   The components of the provision for federal income tax expense consist of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                      1999              1998             1997
                                                                 ---------------------------------------------------
Current                                                             $ (211,503)       $  83,268        $  182,426
Deferred                                                                11,513          (79,525)         (162,627)
                                                                 ---------------------------------------------------
Total federal income tax expense (benefit)                          $ (199,990)       $   3,743        $   19,799
                                                                 ===================================================

     In the event that future tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the Acquisition date, such benefits are applied to first reduce the balance of goodwill. During 1997, goodwill was reduced by $89,262 as a result of realizing such benefits. No such benefits were realized in 1999 and 1998. The 1997 reduction in the valuation allowance of $314,521 reduced the goodwill balance to zero.

Federal income tax expense differs from that computed by using the federal income tax rate of 35% as shown below.

                                                                             YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------

                                                                    1999              1998               1997
                                                              ------------------------------------------------------
Income tax expense (benefit) at statutory rate                    $  (57,346)        $   12,035         $  40,070
Unreimbursed capital loss carryover used by ARM                            -            281,842                 -
Increase (decrease) in valuation allowance related to
    capital loss carryover                                            66,700           (280,000)                -
Decrease in contingent tax liability                                (200,000)                 -                 -
Dividend received deduction                                           (7,211)            (7,749)          (12,457)
Tax-exempt interest                                                   (2,612)            (4,194)           (5,677)

Goodwill amortization                                                      -                  -             8,342
Other                                                                    479              1,809           (10,479)
                                                              ------------------------------------------------------
Total federal income tax expense (benefit)                        $ (199,990)        $    3,743         $  19,799
                                                              ======================================================

     The Company files a consolidated federal income tax return with ARM and ARM's other non-life insurance subsidiaries. At December 31, 1999 and 1998, ($28,282) and $103,373 were due to/(from) ARM, respectively, pursuant to the tax sharing agreement, related to ordinary losses.

8.   RELATED PARTY TRANSACTIONS

     Management and investment advisory fee expenses reflected in the accompanying financial statements represent allocations of expenses from ARM. These allocations include amounts for administrative and investment services, including use of property, equipment and facilities. The allocations are currently based on the proportion which such business and assets managed represents of all of ARM's and its subsidiaries' business activities. The allocations were $154,042, $207,135, and $246,468 for the years ended December 31, 1999, 1998, and 1997, respectively. Management believes that the methods used to allocate such expenses are reasonable.

     The Company has paid ARM Securities Corporation, an affiliate, $140,145, $325,523 and $314,805 for the years ended 1999, 1998 and 1997, respectively, for sales commissions and other issuance, underwriting and sales expenses.

9.   SHAREHOLDER'S EQUITY AND REGULATORY MATTERS

     The Company is subject to two principal restrictions relating to its regulatory capital requirements. First, under the 1940 Act, the Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves plus $250,000 ($30.4 million and $34.3 million at December 31, 1999 and 1998, respectively). The Company had qualified assets (at amortized cost) of $34.9 million and $38.2 million at those respective dates.

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

     Second, the Minnesota Department of Commerce ("MDC") has historically recommended to the Company that face-amount certificate companies should maintain a ratio of shareholder's equity to total assets of a minimum of 5% based upon a valuation of available-for-sale securities at amortized cost for purposes of this calculation. Under this formula, the Company's capital ratio was 14.0% and 12.6% at December 31, 1999 and 1998, respectively.

     Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians to meet certificate liability requirements as of December 31, 1999 and 1998, as shown in the following table. Certificate loans, secured by applicable certificate reserves, are deducted from certificate reserves in computing deposit requirements.

                                                                                      1999                1998
                                                                               ---------------------------------------
Qualified assets on deposit with:
   Central depositary                                                            $ 34,214,584        $ 37,534,866
   State governmental authorities                                                     197,021             196,143
                                                                               ---------------------------------------
     Total qualified assets on deposit                                             34,411,605        $ 37,731,009
                                                                               =======================================

     Required deposits (certificate reserves less certificate loans
        plus $250,000)                                                           $ 30,241,753        $ 34,153,617
                                                                               =======================================

   Qualified assets on deposit consisted of investment securities, at cost plus accrued interest at December 31, 1999 and 1998.

                                              SBM CERTIFICATE COMPANY

                                      INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                 DECEMBER 31, 1999


                                                                                                           Page
                                                                                                           ----
Schedule I    Investments in Securities of Unaffiliated Issuers.............................................S-2
Schedule V    Qualified Assets on Deposit...................................................................S-5
Schedule VI   Certificate Reserves..........................................................................S-6
Schedule XII  Valuation and Qualifying Accounts............................................................S-12


Schedules required by Article 6 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements and notes thereto, or elsewhere herein.

                                  SBM CERTIFICATE COMPANY

                 SCHEDULE I--INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS

                                     DECEMBER 31, 1999

                                                                           PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                                            AMOUNT      COST (a)(b)      VALUE (a)
---------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES AVAILABLE-FOR-SALE:

  U.S. TREASURY SECURITIES:
      U.S. Treasury Note, 5.625%, due 5/15/2008                           $  200,000   $    219,512      $   188,124
      U.S. Treasury Note, 5.50%, due 4/15/2000                               195,000        194,734          194,939
                                                                                     --------------------------------
                                                                                            414,246          383,063


  OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS:
      Belmont County, Ohio, Sanitary Sewer District #3 Waterworks
        Revenue Bonds, 4.25%, due 4/01/2004                                   24,000         22,930           23,353
      Douglas County, Washington, Public Utilities District #1, Wells
        Hydroelectric Revenue Bonds, 4%, due 9/01/2018                        55,000         46,646           49,161
      North Marshall, Kentucky, Water District, 5%, due 5/01/2006             25,000         24,076           24,573
      Yuba County, California, Water Agency Bonds, 4%, due 3/01/2016          75,000         68,797           68,753
                                                                                     --------------------------------
                                                                                            162,449          165,840

  FOREIGN GOVERNMENT:
      Korea Development Bank, 6.5%, due 11/15/2002                           450,000        450,602          437,382


  CORPORATE SECURITIES:
    FINANCIAL INSTITUTIONS:
      Bankboston Cap. Trust III, 6.87%, due 6/15/2027                      1,000,000        996,713          975,437
      Central Fidelity Cap. I, Series A, 7.18%, due 4/15/2027                950,000        977,574          930,844
      Citigroup Inc., 7%, due 12/01/2025                                     300,000        316,906          272,160
      First Union Corp., 6.4%, due 4/1/2008                                  960,000        974,711          887,789
      Mercantile Bankcorp, 7.06%, due 2/01/2027                              980,000        984,205          946,309
      Travelers Capital, 7.75%, due 12/01/2036                               308,000        323,958          280,643
                                                                                     --------------------------------
                                                                                          4,574,067        4,293,182

    PUBLIC UTILITIES:
      Laclede Gas Co., Ser B, 5%, due 3/31/2011 (c)                            3,000         55,595           63,000
      MCI Communications Corp., 7.75%, due 3/15/2024                         900,000        970,715          849,060
      Nicor Inc., 5%, due 5/01/2009 (c)                                          800         32,842           32,000
                                                                                     --------------------------------
                                                                                          1,059,152          944,060

    INDUSTRIAL:
      TXU Gas Capital, 7.43%, due 7/1/2028                                   985,000        998,343          914,119
      CBS Corp., 7.15%, due 5/20/2005                                        750,000        781,677          735,848
      USX Corp., 6.65%, due 2/1/2006                                         750,000        748,149          711,585
                                                                                     --------------------------------
                                                                                          2,528,169        2,361,552
                                                                                     --------------------------------

  TOTAL CORPORATE SECURITIES                                                           $  8,161,388      $ 7,598,794

                               SBM CERTIFICATE COMPANY

                                  DECEMBER 31, 1999

                                                                              PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                                               AMOUNT       COST (a)(b)      VALUE (a)
--------------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES AVAILABLE-FOR-SALE (CONTINUED):


  ASSET-BACKED SECURITIES:
    Auto Receivable, 96-C A, 7.3%, due 5/10/2002                               $ 140,128     $    139,908   $     137,325


  MORTGAGE-BACKED SECURITIES:
    Blackrock Capital Finance BCF 97-R1 WAC, 6.38446%, due 3/25/2037             638,953          633,755         595,724
    Countrywide Home Loans RAST, 1998-A8 , A6, 6.2124%, due 8/25/2028            900,000          905,653         867,087

    Federal Home Loan Mortgage Corporation:
       6.5%, due 5/15/2028                                                     1,000,000          947,366         909,060
       6.0%, due 1/15/2018                                                     3,530,930        3,533,790       3,491,208
    Federal National Mortgage Association, 9%, due 4/01/2021                      13,478           14,056          14,081

    Government National Mortgage Association:
       11.5%, due 3/15/2015                                                          387              428             430
       11.5%, due 4/15/2013                                                          668              738             739
       11.5%, due 5/15/2015                                                          316              351             352
       11.5%, due 8/15/2013                                                          870              963             962
       6.38%, due 1/20/2026                                                      274,828          279,651         278,906
    Headlands Mortgage Sec. Inc., 1997-5 A17, 7.25%, due 11/25/2027            1,800,000        1,797,822       1,789,308
    PNC Mortgage Securities Corp., 1998-7 1A13, 6.75%, due 9/25/2028             486,522          480,533         448,602
    PNC Mortgage Securities Corp., 1998-7 1A24, 7.25%, due 9/25/2028             956,868          963,037         887,792
    Residential Accredit Loans, 1997-QS8 A9, 7.375%, due 8/25/2027             1,000,000          999,858         991,560
                                                                                          --------------------------------
                                                                                               10,558,001      10,275,811
                                                                                          --------------------------------

TOTAL FIXED MATURITIES AVAILABLE-FOR-SALE                                                    $ 19,886,594   $ 18,998,215

                              SBM CERTIFICATE COMPANY

                                DECEMBER 31, 1999

                                                                            NUMBER OF
NAME OF ISSUER AND TITLE OF ISSUE                                            SHARES       COST (a)(b)      VALUE (a)
-----------------------------------------------------------------------------------------------------------------------
EQUITY SECURITIES (d):
  INDUSTRIAL:
       Aluminum Company of America                                                200     $     11,200    $     11,200

EQUITY SECURITIES (CONTINUED) (d):
  PUBLIC UTILITIES:
       Carolina Power & Light                                                     500           31,782          36,750
       Duquesne Light Co.                                                         400           10,800          11,525
       GTE Florida, Inc.                                                        1,500           25,875          28,500
       Entergy Louisiana, Inc.                                                    500           31,851          41,870
       Entergy New Orleans, Inc.                                                  600           31,902          42,012
       Illinois Power                                                             600           16,050          19,350
       Kansas City Power & Light Company                                          200           11,586          13,574
       Midamerican Energy Co.                                                     600           34,200          47,292
       Pacificorp                                                                 500           30,604          38,170
       Pennsylvania Power Co.                                                     200            8,838          14,302
       San Diego Gas & Electric Co.                                             4,000           46,000          49,000
                                                                                       --------------------------------
                                                                                               279,488         342,345
                                                                                       --------------------------------

TOTAL EQUITY SECURITIES                                                                        290,688         353,545
                                                                                       --------------------------------

TOTAL INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS                                   $ 20,177,282    $ 19,351,760
                                                                                       ================================


(a) See Note 1 to the financial statements regarding the determination of cost and fair value.
(b) The aggregate cost of investments in securities of unaffiliated issuers for federal income tax purposes was $20,502,683 at December 31, 1999.
(c) These securities are redeemable preferred stocks.
(d) These securities are non-redeemable preferred stock.

                                              SBM CERTIFICATE COMPANY

                                     SCHEDULE V--QUALIFIED ASSETS ON DEPOSIT

                                                DECEMBER 31, 1999

                                                                               FIRST
                                                                              MORTGAGES
                                                                              AND OTHER
                                                                             FIRST LIENS
                                                           INVESTMENTS           ON
NAME OF DEPOSITARY                             CASH       IN SECURITIES      REAL ESTATE         OTHER         TOTAL
--------------------------------------------------------------------------------------------------------------------------
State governmental authorities:
     Securities Department
       of Illinois                        $        -        $    197,021     $        -        $     -       $   197,021
Central depositary:
   First Trust, National Association                          34,214,584                                       34,214,584
                                          --------------------------------------------------------------------------------

Total qualified assets on deposit         $        -        $ 34,411,605     $        -        $     -       $ 34,411,605
                                          ================================================================================


                                              SBM CERTIFICATE COMPANY

                                        SCHEDULE VI--CERTIFICATE RESERVES
                                             PART I - SUMMARY OF CHANGES

                                           YEAR ENDED DECEMBER 31, 1999

                                                  BALANCE AT BEGINNING OF YEAR                           ADDITIONS
                                             ---------------------------------------------------------------------------------------
                                                                             RESERVES
                                                NUMBER OF                   (INCLUDING
                                                ACCOUNTS                      ADVANCE                       RESERVE
                                                  WITH         AMOUNT OF      PAYMENTS)                   PAYMENTS BY     CHARGED
                                   YIELD        SECURITY       MATURITY     WITH ACCRUED      CHARGED     CERTIFICATE     TO OTHER
DESCRIPTION                       PERCENT       HOLDERS         VALUE         INTEREST       TO INCOME      HOLDERS     ACCOUNTS (a)
------------------------------------------------------------------------------------------------------------------------------------
Reserves to mature,
  Installment certificates:
    Series 120                     2.75             13     $     77,000     $   274,118    $     9,509     $   1,533     $        -
    Series 220                     2.75             15           80,000         193,385          9,840         2,967              -
    Series 315                     2.66             34          125,400         164,047          5,520         5,020              -


Single payment certificates:
    Series 503                     2.50          2,721       31,099,099      30,754,255      1,514,191       162,027              -

Fully paid installment
 Certificates                      2.50            473        2,391,179       2,084,595         82,952             -         88,905

Optional settlement
certificates:
    Paid-up certificates           2.50             12            4,473           4,362            104             -              -
    Annuities                      3.00             55          575,011         589,938         19,677             -        137,593

Due to unlocated certificate
  Holders                          None             25            3,126           3,126              -            65              -
                                          ---------------------------------------------- -------------------------------------------
  Total                                          3,348     $ 34,355,288    $ 34,067,826    $ 1,641,793     $ 171,612     $  226,498
                                          ============================================== ===========================================

Total charged to income, per above                                                         $ 1,641,793
Less reserve recoveries from terminations
    Prior to maturity                                                                          (26,719)
                                                                                          --------------
Interest credited on certificate reserves, per
    statement of operations                                                                $ 1,615,074
                                                                                          ==============


NOTES TO PART I
(a)   Transfer to/from other certificate reserves upon conversion.
(b)   Direct interest payment to certificate holders.

                                              SBM CERTIFICATE COMPANY

                                     PART I - SUMMARY OF CHANGES (CONTINUED)

                                           YEAR ENDED DECEMBER 31, 1999

                                                      DEDUCTIONS                            BALANCE AT END OF YEAR
                                       ------------------------------------------ -------------------------------------------
                                                                                                                 RESERVES
                                                                                     NUMBER OF                   (INCLUDING
                                                          CASH                       ACCOUNTS                      ADVANCE
                                                       SURRENDERS                      WITH        AMOUNT OF      PAYMENTS)
                                                        PRIOR TO                     SECURITY       MATURITY    WITH ACCRUED
DESCRIPTION                             MATURITIES      MATURITY     OTHER (a)(b)     HOLDERS        VALUE        INTEREST
-------------------------------------- ------------------------------------------ -------------------------------------------
 Reserves to mature, installment
  certificates:
    Series 120                          $         -   $    22,930     $  83,738              9   $    54,000    $   178,492
    Series 220                                    -             -             -             15        80,000        206,192
    Series 315                               16,973         6,883           825             26       102,300        149,906

Single payment certificates:
    Series 503                            2,460,428     2,727,692       156,806          2,281    28,800,914     27,085,547

Fully paid installment certificates               -       156,766       140,910            461     2,270,391      1,958,776

Optional settlement certificates:
    Paid-up certificates                      1,641           175         1,655              4         1,161            995
    Annuities                               213,621             -             -             50       519,876        533,587

Due to unlocated certificate holders              -             -             -             28         3,191          3,191
                                       ------------------------------------------ -------------------------------------------
    Total                               $ 2,692,663   $ 2,914,446     $ 383,934          2,874   $31,831,833    $30,116,686
                                       ========================================== ===========================================

                                         SBM CERTIFICATE COMPANY

                        PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                                     CLASSIFIED BY AGE GROUPINGS

                                     YEAR ENDED DECEMBER 31, 1999

                                                               BALANCE AT BEGINNING OF YEAR
                                     --------------------- ----------------------------------------------------------
                                                                 NUMBER OF
                                          AGE GROUPING IN      ACCOUNTS WITH       AMOUNT OF            AMOUNT OF
                                               YEARS         SECURITY HOLDERS    MATURITY VALUE          RESERVES
                                     --------------------- ----------------------------------------------------------
Series:
    120                                          23                  2               $   14,000       $    21,636
                                                 24                  -                        -                 -
                                                 31                  1                    5,000            13,509
                                                 33                  1                    6,000            16,617
                                                 34                  1                    6,000            17,789
                                                 35                  1                    3,000             9,659
                                                 36                  1                    6,000            21,208
                                                 37                  1                   10,000            41,739
                                                 38                  1                    5,000            21,727
                                                 39                  1                   10,000            46,118
                                                 40                  3                   12,000            57,742


Interest reserve                                                                                              303

Accrued interest payable                                                                                    6,071
                                                            ---------------------------------------------------------
   Total                                                            13               $   77,000       $   274,118
                                                            =========================================================

                                      SBM CERTIFICATE COMPANY

                        PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                                  CLASSIFIED BY AGE GROUPINGS (CONTINUED)

                                         YEAR ENDED DECEMBER 31, 1999

                                    DEDUCTIONS                           BALANCE AT END OF YEAR
                            ---------------------------- --------------------------------------------------------
                                                                          NUMBER OF
                                  CASH                                    ACCOUNTS
                               SURRENDERS                     AGE           WITH        AMOUNT OF
                                PRIOR TO                    GROUPING      SECURITY      MATURITY      AMOUNT OF
                                MATURITY       OTHER        IN YEARS      HOLDERS        VALUE       RESERVES
                            ---------------------------- --------------------------------------------------------
Series:
   120                         $      -     $       -        23                1         $  6,000     $  12,426
                                      -             -        24                1            8,000        10,807
                                      -             -        31                1            5,000        13,509
                                      -             -        33                -                -             -
                                      -             -        34                1            6,000        17,720
                                      -             -        35                1            6,000        18,904
                                      -        43,304        36                1            3,000        10,268
                                      -             -        37                -                -             -
                                      -             -        38                1            6,000        22,511
                                 22,930             -        39                -                -             -
                                      -        40,434        40                2           14,000        68,775

   Interest reserve                                                                                           -
   Accrued interest payable                                                                               3,572
                            ----------------------------              -------------------------------------------
       Total                   $ 22,930     $  83,738                          9        $  54,000     $ 178,492
                            ============================              ===========================================

                                         SBM CERTIFICATE COMPANY

                        PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                                  CLASSIFIED BY AGE GROUPINGS (CONTINUED)

                                       YEAR ENDED DECEMBER 31, 1999

                                                               BALANCE AT BEGINNING OF YEAR
                                         -------------------------------------------------------------------------

                                                               NUMBER OF
                                           AGE GROUPING      ACCOUNTS WITH        AMOUNT OF         AMOUNT OF
                                             IN YEARS       SECURITY HOLDERS   MATURITY VALUE        RESERVES
                                         -------------------------------------------------------------------------
Series:
   220                                          22                 1               $   12,000         $  14,787
                                                23                 -                        -                 -
                                                27                 1                    4,000             7,688
                                                29                 -                        -                 -
                                                30                 1                    6,000            13,743
                                                31                 7                   35,000            87,423
                                                32                 3                   15,000            42,166
                                                33                 2                    8,000            23,169
                                                34                 -                        -                 -
                                                                                                              -
     Interest reserve
     Accrued interest payable                                                                             4,409
                                                            ------------------------------------------------------
       Total                                                      15               $   80,000         $ 193,385
                                                            ======================================================

Series:
   315                                           7                 1               $    2,200         $     836
                                                10                 1                    2,200             1,273
                                                11                 1                    5,500             3,536
                                                12                 -                        -                 -
                                                13                 4                   22,000            17,228
                                                14                 3                    8,800             7,673
                                                15                 8                   22,000            21,989
                                                16                 6                   23,100            28,212
                                                17                 1                    2,200             2,978
                                                18                 3                   13,200            19,873
                                                19                 6                   24,200            49,314
                                                20                 -                        -                 -


     Interest reserve                                                                                     7,195
     Accrued interest payable                                                                             3,940
                                                            ------------------------------------------------------
       Total                                                      34               $  125,400         $ 164,047
                                                            ======================================================

                                       SBM CERTIFICATE COMPANY

                       PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                                CLASSIFIED BY AGE GROUPINGS (CONTINUED)

                                    YEAR ENDED DECEMBER 31, 1999

                                        DEDUCTIONS                            BALANCE AT END OF YEAR
                               ----------------------------  ---------------------------------------------------------
                                                                              NUMBER OF
                                   CASH                                       ACCOUNTS
                                SURRENDERS                        AGE           WITH        AMOUNT OF
                                 PRIOR TO                       GROUPING      SECURITY      MATURITY      AMOUNT OF
                                 MATURITY        OTHER          IN YEARS      HOLDERS         VALUE       RESERVES
                               ----------------------------  ---------------------------------------------------------
Series:
   220                              $     -       $      -        22              -          $       -     $       -
                                          -              -        23              1             12,000        16,086
                                          -              -        27              -                  -             -
                                          -              -        29              1              4,000         8,524
                                          -              -        30              -                  -             -
                                          -              -        31              1              6,000        14,659
                                          -              -        32              7             35,000        93,039
                                          -              -        33              3             15,000        46,069
                                          -              -        34              2              8,000        24,717

   Interest reserve
   Accrued interest payable                                                                                    3,098
                               ----------------------------                -------------------------------------------
     Total                          $     -       $      -                       15          $  80,000     $ 206,192
                               ============================                ===========================================

Series:
   315                              $     -       $    836         7              -          $       -     $       -
                                          -              -        10              -                  -             -
                                          -              -        11              -                  -             -
                                          -              -        12              2              7,700         5,363
                                          -              -        13              -                  -             -
                                      2,267              -        14              4             22,000        19,018
                                      4,616              -        15              1              2,200         2,098
                                          -              -        16              3              7,700         9,223
                                          -              -        17              7             25,300        33,771
                                          -              -        18              -                  -             -
                                          -              -        19              3             22,000        44,932
                                          -              -        20              6             15,400        27,380

   Interest reserve                                                                                            3,382
   Accrued interest payable                                                                                    4,739
                               ----------------------------                -------------------------------------------
     Total                          $ 6,883       $    836                       26          $ 102,300     $ 149,906
                               ============================                 ==========================================

                                SCHEDULE XII-VALUATION AND QUALIFYING ACCOUNTS


                                                             Additions
                                                      ---------------------------
                                                                    Charged to
                                          Beginning    Charged to      Other
              Description                  of Year      Expense      Accounts       Deductions      End of Year
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

 Valuation allowance on deferred tax
  assets:
    Year ended December 31:
      1999                               $    120,000    $ 140,981    $ 261,163(1)            -       $    522,144
      1998                               $    400,000            -            -     $  (280,000)(2)   $    120,000
      1997                               $    714,521            -            -     $  (314,521)(3)   $    400,000

(1) The valuation allowance was increased as a result of establishing a full valuation allowance on deferred tax assets for unrealized losses on assets available-for-sale. The increase in valuation allowance resulted in a reduction of shareholders' equity.

(2) The capital loss carryover was utilized during 1998, and therefore the related valuation allowance was released.

(3) In the event that deferred tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the date of an acquisition, such benefits are applied to first reduce the balance of intangible assets related to the acquisition, and then income tax expense. As such, the Company reduced its valuation allowance with an offsetting reduction to goodwill. After goodwill was reduced to zero during 1997, the reduction in valuation allowance resulted in a reduction of income taxes.