Form 10-Q
period 2000-03-31
SBM CERTIFICATE CO
filed 2000-05-22
CIK 870398

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

                      For the period ended: March 31, 2000

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

     As of May 12, 2000, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

     The registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SBM CERTIFICATE COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2000              1999
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                    (UNAUDITED)
ASSETS
Qualified assets:
   Cash and investments:
     Investments in securities of unaffiliated issuers:
       Fixed maturities, available-for-sale, at fair value (amortized cost:
         March 31, 2000 - $19,562,091; December 31, 1999 - $19,886,594)            $   18,730,959   $    18,998,215
       Equity securities, at fair value (cost: March 31, 2000 - $264,813;
         December 31, 1999 - $290,688)                                                    328,660           353,545
     Certificate loans                                                                    124,970           124,933
     Cash and cash equivalents                                                         14,602,461        14,407,479
                                                                                  ---------------- -----------------
   Total cash and investments                                                          33,787,050        33,884,172

   Receivables:
     Dividends and interest                                                               219,560           180,962
     Receivable for investment securities sold                                             26,016            53,997
                                                                                  ---------------- -----------------
    Total receivables                                                                     245,576           234,959
                                                                                  ---------------- -----------------
Total qualified assets                                                                 34,032,626        34,119,131

Other assets                                                                                   --            15,368
Deferred acquisition costs                                                                137,677           150,400
                                                                                  ---------------- -----------------

Total assets                                                                       $   34,170,303   $    34,284,899
                                                                                  ================ =================

                             SBM CERTIFICATE COMPANY
                      CONDENSED BALANCE SHEETS (CONTINUED)

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2000              1999
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                    (UNAUDITED)
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
   Certificate reserves                                                            $   29,790,685   $    30,116,686
   Accounts payable and other liabilities                                                  83,557                --
                                                                                  ---------------- -----------------
Total liabilities                                                                      29,874,242        30,116,686

Shareholder's equity:
   Common stock, 250,000 shares issued                                                    250,000           250,000
   Additional paid-in capital                                                           3,050,000         3,050,000
   Retained earnings                                                                    1,764,849         1,693,735
   Accumulated other comprehensive loss from
     net unrealized losses on available-for-sale securities                              (768,788)         (825,522)
                                                                                  ---------------- -----------------
Total shareholder's equity                                                              4,296,061         4,168,213
                                                                                  ---------------- -----------------

Total liabilities and shareholder's equity                                         $   34,170,303   $    34,284,899
                                                                                  ================ =================

SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                       2000              1999
                                                                                  ---------------- -----------------
Investment income:
   Interest income from securities                                                 $      546,065   $       577,624
   Other investment income                                                                    --              2,597
                                                                                  ---------------- -----------------
Total investment income                                                                   546,065           580,221

Investment and other expenses:
   Management and investment advisory fees                                                 44,411            53,013
   Deferred acquisition cost amortization and renewal commissions                          43,494            55,941
   Other expenses                                                                             601             4,906
                                                                                  ---------------- -----------------
Total investment and other expenses                                                        88,506           113,860

Interest credited on certificate reserves                                                 376,414           432,911
                                                                                  ---------------- -----------------
Net investment income before federal income taxes                                          81,145            33,450
Income tax expense                                                                        (18,176)          (11,725)
                                                                                  ---------------- -----------------
Net investment income                                                                      62,969            21,725

Realized investment gains (losses)                                                         12,531           (33,689)
Income tax (expense) benefit on realized investment gains (losses)                         (4,386)           11,791
                                                                                  ---------------- -----------------
Net realized investment gains (losses)                                                      8,145           (21,898)
                                                                                  ---------------- -----------------

Net income (loss)                                                                  $       71,114   $          (173)
                                                                                  ================ =================

SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                       2000             1999
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                        $     515,065    $     489,600

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Fixed maturity investments available-for-sale:
   Purchases                                                                              (7,254)       (1,768,704)
   Maturities and redemptions                                                            354,387         3,138,684
   Sales                                                                                  35,235         2,106,754
Repayments (issuance) of certificate loans, net                                              (37)            3,462
                                                                                 -----------------------------------
Cash flows provided by investing activities                                              382,331         3,480,196

CASH FLOWS USED IN FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                                         (739,714)       (1,318,817)
Amounts received from face-amount certificate holders                                     37,300           157,698
                                                                                 -----------------------------------
Cash flows used in financing activities                                                 (702,414)       (1,161,119)
                                                                                 -----------------------------------

Net change in cash and cash equivalents                                                  194,982         2,808,677

Cash and cash equivalents at beginning of period                                      14,407,479         3,279,969
                                                                                 -----------------------------------

Cash and cash equivalents at end of period                                         $  14,602,461    $    6,088,646
                                                                                 ===================================

SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the three months ended March 31, 2000, are not necessarily indicative of those to be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

     The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 2000 and 1999 are as follows:

                                                                              Three Months Ended March 31,
                                                                         ------------------- ------------------
                                                                                2000                 1999
------------------------------------------------------------------------ ------------------- ------------------
Net income (loss)                                                        $          71,114   $           (173)
Net unrealized gains (losses) on available-for-sale securities                      56,734           (200,346)
                                                                         ------------------- ------------------
Comprehensive income (loss)                                              $         127,848   $       (200,519)
                                                                         =================== ==================

3.   RELATIONSHIP WITH ARM FINANCIAL GROUP, INC. ("ARM") AND SALE OF COMPANY

     The Company is a wholly owned subsidiary of ARM, and pursuant to an Investment Services Agreement and an Administrative Services Agreement, the Company's operations are administered and managed by ARM.

     On December 17, 1999 ARM announced that it had signed a definitive agreement whereby Western and Southern Life Insurance Company ("Western and Southern") would acquire ARM's insurance subsidiaries, Integrity Life Insurance Company ("Integrity") and National Integrity Life Insurance Company. The acquisition of the insurance companies by Western and Southern was implemented in a voluntary petition for relief under chapter 11 of the Bankruptcy Code filed on

December 20, 1999 in the United States Bankruptcy Court for the District of Delaware ("the Bankruptcy Court"). In re: ARM Financial Group, Inc., Case No.:
99-4430 (Judge Walsh). On March 3, 2000 ARM completed the sale of its insurance subsidiaries to Western and Southern ("the Insurance Transaction").

     Western and Southern did not acquire the Company. As a result of the consummation of the Insurance Transaction, the vast majority of ARM's employees, including the employees who support the Company, became employees of Integrity. Employees of Integrity are assisting ARM in winding up ARM's affairs, including the administration of the Company, pursuant to a Transition Services Agreement dated March 3, 2000 ("the Transition Services Agreement"). The Transition Services Agreement has a term of eighteen months, but may be terminated by Western and Southern after six months, upon 90 days notice.

     On March 28, 2000 ARM and the Company entered into a stock purchase agreement to sell the Company to 1st Atlantic Guaranty Corporation ("1st Atlantic") (the "Purchase Agreement"). The Purchase Agreement was submitted to the Bankruptcy Court for approval. An auction between interested bidders was conducted, 1st Atlantic ultimately prevailed. The Purchase Agreement as approved by the Bankruptcy Court provides for a purchase price of $1,400,000. Of the purchase price, $1,000,000 will be paid directly to ARM and $400,000 will be placed in escrow for 18 months. The escrowed proceeds shall be used to secure certain indemnifications of ARM. Immediately prior to the closing of the sale, the Company shall (subject to obtaining appropriate regulatory approvals) dividend to ARM an amount equal to the Company's shareholders' equity less (i) $450,000 and (ii) estimated deferred acquisition costs net of income taxes. The dividend will be in the form of a transfer of certain securities, in kind, and the balance, if any, in cash or cash equivalents. The transaction, approved by the Bankruptcy Court on April 27, 2000, may be subject to various approvals and is scheduled to close in the second quarter of 2000. There can be no assurance that a sale transaction will be consummated, or that any proceeds from such prospective sale will be received by ARM.

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

4.   REGISTRATION STATEMENT

     As a result of the Company's lack of employees, and its pending sale to 1st Atlantic, the Company has not filed a Registration Statement on Form S-1 ("S-1") with the Securities and Exchange Commission. The S-1 was scheduled to be filed, and become effective, on or before May 1, 2000. As a result, until the S-1 is filed and becomes effective, the Company is unable to [i] sell new certificates, and/or [ii] renew certificates which have matured. Therefore, the Company is currently required to pay in full certificates which are requested to be renewed by the certificate holder. The Company anticipates that an S-1 will be prepared and filed by 1st Atlantic sometime shortly after consummation of the sale.

ITEM 2. MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

     Net investment income (net income excluding net realized investment gains and losses) was $62,969 and $21,725 for the three months ended March 31, 2000 and 1999, respectively. The increase in net investment income is primarily attributable to an increase in net investment spread, combined with lower investment and other expenses.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, was $169,651 during the first three months of 2000 compared to $147,310 during the same period in 1999. On an annualized yield basis, these amounts reflect net investment spread of 1.27% and 0.92% for the three months ended March 31, 2000 and 1999, respectively. The Company's investment income decreased to $546,065 from $580,221 for the three months ended March 31, 2000 and 1999, respectively. These amounts represent annualized investment yields of 6.30% and 6.06% on average cash and investments of $34.6 million and $38.3 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in average cash and investments was the reason for the decrease in investment income.

     Interest credited on certificate reserves was $376,414 and $432,911 for the three months ended March 31, 2000 and 1999, respectively. These amounts represent annualized average rates of interest credited of 5.03% and 5.14% on average certificate reserves of $30.0 million and $33.7 million for the three months ended March 31, 2000 and 1999, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally lower than contracts that matured during that period, resulting in the overall decrease in the average crediting rate.

     Investment and other expenses were $88,506 and $113,860 for the three months ended March 31, 2000 and 1999, respectively. The decrease in investment and other expenses was the result of lower deferred acquisition cost amortization as a result of less certificates being outstanding during the period and reduced management fee allocations from ARM.

     Realized investment gains were $12,531 for the three months ended March 31, 2000, while realized investment losses were $33,689 for the three months ended March 31, 1999. Realized investment gains and losses are primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Net income during the first quarter of 2000 was $71,114 compared to a net loss of $173 for the same period in 1999. The change is explained by the items discussed in the previous paragraphs including a higher level of net investment income in the three months ended March 31, 2000 compared to the previous year period and realized investment gains in 2000 versus losses in 1999.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 100% investment grade at both March 31, 2000 and December 31, 1999. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has no exposure to real estate, mortgage loans and common equity securities. As of March 31, 2000, the Company held no securities, which had defaulted, on principal or interest payments.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities but are primarily collateralized mortgage obligations ("CMOs"), totaled $10.1 million at March 31, 2000, representing 29.6% of total qualified assets (30.1% at December 31, 1999). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely projects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also aim to provide protection to the investment portfolio from adverse changes in interest rates.

     Certificate reserves decreased $0.3 million or 1.1% during the first three months of 2000, as maturities and surrenders exceeded sales and renewals. The Company believes a factor leading to the decrease was the modest increase in intermediate-term market interest rates in 2000 which enhanced the attractiveness of competing products, such as money market funds and bank certificates of deposit. For face-amount certificates reaching their maturity date during the three months ended March 31, 2000 and 1999, 83% and 63%, respectively, were renewed.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

     EXHIBITS

     No exhibits are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2000.

          SBM CERTIFICATE COMPANY

                                             By:     /s/ BARRY G. RADICK
                                                --------------------------------
                                                Barry G. Radick
                                                Restructuring Agent