Form 10-Q
period 2000-06-30
SBM CERTIFICATE CO
filed 2000-08-18
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 2000

                        Commission file number: 811-6268

                             SBM CERTIFICATE COMPANY
             (Exact name of registrant as specified in its charter)

                MINNESOTA                                    41-1671595
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

       C/O STATE BOND & MORTGAGE COMPANY, L.L.C.
             2 WISCONSIN CIRCLE, SUITE 700
              CHEVY CHASE, MARYLAND                      20815
     (Address of principal executive offices)         (Zip Code)


     Registrant's telephone number, including area code:  (301) 656-4200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       /X/ Yes  /__/ No

     As of August 18, 2000, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

     The registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

     The information contained in this Form 10-Q for the period ended June
30, 2000 is as of that date unless otherwise indicated. SBM Certificate
Company of Minnesota has since been merged into SBM Certificate Company, a Maryland corporation wholly owned by State Bond & Mortgage Company, L.L.C., a Maryland limited liability company 100% owned by 1st Atlantic Guaranty Corporation. See Note 3 of Notes to Condensed Financial Statements (Unaudited).

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             SBM CERTIFICATE COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       2000              1999
                                                                                 ---------------- -----------------
                                                                                    (UNAUDITED)
ASSETS
Qualified assets:

   Cash and investments:

     Investments in securities of unaffiliated issuers:

       Fixed maturities, available-for-sale, at fair value (amortized cost:

         June 30, 2000-$13,877,894; December 31, 1999-$19,886,594)                   $ 13,332,788      $ 18,998,215

       Equity securities, at fair value (cost:  June 30, 2000-$165,372;
         December 31, 1999-$290,688)                                                      175,071           353,545

     Certificate loans                                                                    110,545           124,933

     Cash and cash equivalents                                                         15,228,645        14,407,479
                                                                                  ---------------- -----------------
   Total cash and investments                                                          28,847,049        33,884,172


   Receivables:

     Dividends and interest                                                               140,673           180,962

     Receivable for investment securities sold                                            110,383            53,997
                                                                                  ---------------- -----------------
    Total receivables                                                                     251,056           234,959
                                                                                  ---------------- -----------------
Total qualified assets                                                                 29,098,105        34,119,131

Other assets                                                                                   --            15,368

Deferred acquisition costs                                                                136,979           150,400
                                                                                  ---------------- -----------------

Total assets                                                                         $ 29,235,084      $ 34,284,899
                                                                                  ================ =================


                             SBM CERTIFICATE COMPANY
                      CONDENSED BALANCE SHEETS (CONTINUED)


                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       2000              1999
                                                                                 -----------------  ---------------
                                                                                    (UNAUDITED)
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:

   Certificate reserves                                                              $ 27,248,206      $ 30,116,686
   Accounts payable and other liabilities                                                  57,997                --
                                                                                  ---------------- -----------------
Total liabilities                                                                      27,306,203        30,116,686

Shareholder's equity:
   Common stock, 250,000 shares issued                                                    250,000           250,000
   Additional paid-in capital                                                           3,050,000         3,050,000
   Retained earnings (deficit)                                                           (835,712)        1,693,735

   Accumulated other comprehensive loss from
     net unrealized losses on available-for-sale securities                              (535,407)         (825,522)
                                                                                  ---------------- -----------------
Total shareholder's equity                                                              1,928,881         4,168,213
                                                                                  ---------------- -----------------

Total liabilities and shareholder's equity                                           $ 29,235,084      $ 34,284,899
                                                                                  ================ =================


SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                   ----------------------------------- ----------------------------------
                                                        2000              1999               2000             1999
                                                   ---------------- ------------------ ----------------- ----------------
Investment income:
   Interest income from securities                      $  460,862         $  561,739        $  990,008      $ 1,139,363
   Other investment income (losses)                         (3,707)            12,185            13,212           14,782
                                                   ---------------- ------------------
                                                                                       ----------------- ----------------
Total investment income                                    457,155            573,924         1,003,220        1,154,145

Investment and other expenses:
   Management and investment advisory fees                  32,980             15,687            68,700           68,700
   Deferred acquisition cost amortization and
   renewal commissions                                      42,002             52,426            85,496          108,367
   Other expenses                                           54,489              9,720            63,781           14,626
                                                   ---------------- ------------------
                                                                                       ----------------- ----------------
Total investment and other expenses                        129,471             77,833           217,977          191,693

Interest credited on certificate reserves                  348,801            417,101           725,216          850,012
                                                   ---------------- ------------------ ----------------- ----------------
Net investment income before federal income taxes
                                                           (21,117)            78,990            60,027          112,440
Income tax expense                                           2,508            (25,004)          (15,668)         (36,729)
                                                   ---------------- ------------------ ----------------- ----------------
Net investment income (loss)                               (18,609)            53,986            44,359           75,711

Realized investment gains (losses)                        (465,599)                --          (453,068)         (33,689)
Income tax (expense) benefit on realized                                           --
investment gains (losses)                                  (16,352)                --           (20,738)          11,791
                                                   ---------------- ------------------ ----------------- ----------------
Net realized investment gains (losses)                    (481,951)                            (473,806)         (21,898)
                                                   ---------------- ------------------ ----------------- ----------------

Net income (loss)                                       $ (500,560)        $   53,986        $ (429,447)     $    53,813
                                                   ================ ================== ================= ================


   SEE ACCOMPANYING NOTES.


                             SBM CERTIFICATE COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                        2000               1999
                                                                                 ----------------    ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                          $   950,912      $ 1,062,413

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Fixed maturity investments available-for-sale:
   Purchases                                                                            (263,808)       (5,777,188)
   Maturities and redemptions                                                          5,813,370         3,899,986
   Sales                                                                                       0         2,683,159
Repayments of certificate loans, net                                                      14,388            42,010
                                                                                 ----------------    ---------------
Cash flows provided by investing activities                                            5,563,950           847,967

CASH FLOWS USED IN FINANCING ACTIVITIES:
Amounts paid to face-amount certificate holders                                       (3,609,377)       (2,294,503)
Amounts received from face-amount certificate holders                                     15,681           162,424
Dividends paid                                                                        (2,100,000)               --
                                                                                 ----------------    ---------------
Cash flows used in financing activities                                               (5,693,696)       (2,132,079)
                                                                                 ----------------    ---------------

Net change in cash and cash equivalents                                                  821,166          (221,699)

Cash and cash equivalents at beginning of period                                      14,407,479         3,279,970
                                                                                 ----------------    ---------------

Cash and cash equivalents at end of period                                          $ 15,228,645      $  3,058,271
                                                                                 ================    ===============

SEE ACCOMPANYING NOTES.

                             SBM CERTIFICATE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for SBM Certificate Company (the "Company") for the six months ended June 30, 2000, are not necessarily indicative of those to be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

     The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2000 and 1999 are as follows:

                                                                                     Three Months Ended June 30,
                                                                               ----------------------------------------
                                                                                      2000                 1999
                                                                               -------------------  -------------------
Net income (loss)                                                               $       (500,560)    $        53,986
Net unrealized gains (losses) on available-for-sale securities                           233,381            (731,865)
                                                                               -------------------  -------------------
Comprehensive income (loss)                                                     $       (267,179)           (677,879)
                                                                               ===================  ===================


                                                                                      Six Months Ended June 30,
                                                                               ----------------------------------------
                                                                                      2000                1999
                                                                               -------------------  -------------------

Net income (loss)                                                               $       (429,447)    $        53,813

Net unrealized gains (losses) on available-for-sale securities                           290,115            (932,211)
                                                                               -------------------  -------------------
Comprehensive income (loss)                                                    $        (139,332)    $      (878,398)
                                                                               ===================  ===================


3.   RELATIONSHIP WITH ARM FINANCIAL GROUP, INC. ("ARM") AND SALE OF COMPANY

     On June 30, 2000, the Company was a wholly owned subsidiary of ARM, and pursuant to an Investment Services Agreement and an Administrative Services Agreement, the Company's operations were administered and managed by ARM.

     On December 17, 1999 ARM announced that it had signed a definitive agreement whereby Western and Southern Life Insurance Company ("Western and Southern") would acquire ARM's insurance subsidiaries, Integrity Life Insurance Company ("Integrity") and National Integrity Life Insurance Company. The acquisition of the insurance companies by Western and Southern was implemented in a voluntary petition for relief under chapter 11 of the Bankruptcy Code filed on December 20, 1999 in the United States Bankruptcy Court for the District of Delaware ("the Bankruptcy Court") in re: ARM Financial Group, Inc., Case No.:
99-4430 (Judge Walsh). On March 3, 2000 ARM completed the sale of its insurance subsidiaries to Western and Southern ("the Insurance Transaction").

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

     On March 28, 2000 ARM and the Company entered into a stock purchase agreement to sell the Company to 1st Atlantic Guaranty Corporation ("1st Atlantic") (the "Purchase Agreement"). The Purchase Agreement was submitted to the Bankruptcy Court for approval. An auction between interested bidders was conducted, and 1st Atlantic ultimately prevailed. The Purchase Agreement as approved by the Bankruptcy Court provided for a purchase price of $1,400,000. Of the purchase price, $1,000,000 would be paid directly to ARM and $400,000 would be placed in escrow for 18 months. The escrowed proceeds shall be used to secure certain indemnifications of ARM. Immediately prior to the closing of the sale, the Company shall (subject to obtaining appropriate regulatory approvals) dividend to ARM an amount equal to the Company's shareholders' equity less (i) $450,000 and (ii) estimated deferred acquisition costs net of income taxes. The dividend will be in the form of a transfer of certain securities, in kind, and the balance, if any, in cash or cash equivalents. The transaction was approved by the Bankruptcy Court on April 27, 2000, and was closed on July 19, 2000.

4.   REGISTRATION STATEMENT

     As a result of the Company's lack of employees, it has not filed a Registration Statement on Form S-1 ("S-1") with the Securities and Exchange Commission. The S-1 was scheduled to be filed, and become effective, on or before May 1, 2000. Therefore, until the S-1 is filed and becomes effective, the Company is unable to [i] sell new certificates, and/or [ii] renew certificates which have matured. Therefore, the Company is currently required to pay in full certificates which are requested to be renewed by the certificate holder. The Company anticipates that an S-1 will be prepared and filed by 1st Atlantic in the near future.

ITEM 2.    MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

     Net investment income (net income excluding net realized investment gains and losses) was $44,359 and $75,711 for the six months ended June 30, 2000 and 1999, respectively. The decrease in net investment income is primarily attributable to a decrease in net investment spread, partially offset by lower investment and other expenses.

     Net investment spread, which is the difference between investment income and interest credited on certificate reserves, was $278,004 during the first six months of 2000 compared to $304,133 during the same period in 1999. On an annualized yield basis, these amounts reflect net investment spread of 1.11% and 0.98% for the six months ended June 30, 2000 and 1999, respectively. The Company's investment income decreased to $1.0 from $1.2 million for the six months ended June 30, 2000 and 1999, respectively. These amounts represent annualized investment yields of 6.10% and 6.07% on average cash and investments of $31.9 million and $37.6 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in average cash and investments was the reason for the decrease in investment income.

     Interest credited on certificate reserves was $0.7 million and $0.9 million for the six months ended June 30, 2000 and 1999, respectively. These amounts represent annualized average rates of interest credited of 4.99% and 5.09% on average certificate reserves of $28.5 million and $33.1 million for the six months ended June 30, 2000 and 1999, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during the past year have crediting rates that are generally lower than contracts that matured during that period, resulting in the overall decrease in the average crediting rate.

     Investment and other expenses were $217,977 and $191,693 for the six months ended June 30, 2000 and 1999, respectively. The increase in investment and other expenses was the result of and increase in operating expenses partially offset by lower deferred acquisition cost amortization as a result of less certificates being outstanding during the period.

     Realized investment losses were $453,068 and $33,689 for the six months ended June 30, 2000 and 1999, respectively. Realized investment gains and losses are primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Net loss was $429,447 for the six months ended June 30, 2000 while net income was $53,813 for the six months ended June 30, 1999. The change is explained by the items discussed in the previous paragraphs including a lower level of net investment income in the six months ended June 30, 2000 compared to the previous year period and greater realized investment losses in 2000 versus 1999.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 100% investment grade at both June 30, 2000 and December 31, 1999. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio has no investments in real estate, mortgage loans and common equity securities. It is expected, however, that the Company will in the future make significant investments in real estate mortgage loans and common equities, as permitted by law. As of June 30, 2000, the Company held no securities, which had defaulted, on principal or interest payments.

     Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities but are primarily collateralized mortgage obligations ("CMOs"), totaled $9.1 million at June 30, 2000, representing 31.9% of total qualified assets (30.1% at December 31, 1999). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

     Certificate reserves decreased $2.9 million or 9.4% during the first six months of 2000, as maturities and surrenders exceeded sales and renewals. The Company believes a factor leading to the decrease was the modest increase in intermediate-term market interest rates in 2000 which enhanced the attractiveness of competing products, such as money market funds and bank certificates of deposit. For face-amount certificates reaching their maturity date during the six months ended June 30, 2000 and 1999, 41% and 68%, respectively, were renewed.

     On June 20, 2000, the Board of Directors declared a $2.1 million dividend. The dividend was paid to the sole shareholder of the Company, ARM Financial Group on June 21, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

EXHIBITS

     No exhibits are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 18, 2000.

                                          SBM CERTIFICATE COMPANY
                                          (A Maryland corporation, as
                                          successor to SBM Certificate
                                          Company, a Minnesota corporation.)



                                          By: /s/ JOHN J. LAWBAUGH
                                              ---------------------------------
                                              John J. Lawbaugh
                                              President