Form 10-Q
period 2000-09-30
SBM CERTIFICATE CO
filed 2000-12-13
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the period ended: September 30, 2000

                       Commission filed number: 811-6268

                            SBM CERTIFICATE COMPANY
          (Formerly SBM Certificate Company, a Minnesota Corporation)
            (Exact name of registrant as specified in its charter)

           MARYLAND                                           52-2250397
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

C/o STATE BOND AND MORTGAGE COMPANY, L.L.C.
                  5101 RIVER ROAD, SUITE 101
                  BETHESDA, MD                         20816
  (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: 301-656-4200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /_/Yes /X/No

      As of November 30, 2000, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

                            SBM Certificate Company
                               Explanatory Note

      On July 19, 2000, SBM Certificate Company, a Maryland Corporation ("SBM-MD" or the "Company") and SBM Certificate Company, a Minnesota Corporation ("SBM-MN") consummated a reverse merger transaction ("the Merger") pursuant to which SBM-MD became the surviving corporation. As a result of the Merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations", the Company will be considered the acquiring enterprise for financial reporting purposes. Accordingly, this Form 10-Q for the quarter ended September 30, 2000 presents SBM-MD's current financial information along with SBM-MN's historical financial information.

                               Table of Contents

                                                                          PAGE
                                                                         NUMBER

Part I.     FINANCIAL INFORMATION

  Item 1.   SBM CERTIFICATE COMPANY FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT...............................................4

            Condensed Balance Sheets as of September 30, 2000
             (unaudited) and December 31, 1999................................5

            Condensed Statements of Operations for the three and
             nine months ended September 30, 2000 (unaudited) and
             September 30, 1999 (unaudited)...................................7

            Statement of Change in Shareholder's Equity for the three
             months ended September 30, 2000 (unaudited)......................8

            Condensed Statements of Cash Flows for the nine
             months ended September 30, 2000 (unaudited) and
             September 30, 1999 (unaudited)...................................9

            Notes to Condensed Financial Statements..........................10

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................13

  Item 3(a) Quantitative and Qualitative Disclosures about Market Risk.......18

Part II.    Other Information

  Item 1.   LEGAL PROCEEDINGS................................................19

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K REPORTS

SIGNATURES...................................................................20

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholder and Board of Directors
SBM Certificate Company

      We have reviewed the accompanying condensed balance sheet of SBM Certificate Company as of September 30, 2000 and the related condensed statements of income for the three months ended September 30, 2000. These condensed financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

      The balance sheet of SBM Certificate Company, as of December 31, 1999, and the related statements of income, changes in shareholder's equity and cash flows for the year then ended (not presented herein), was previously audited by other auditors in accordance with generally accepted auditing standards. Their report dated March 20, 2000, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Reznick, Fedder & Silverman
Baltimore, Maryland
December 7, 2000

                            SBM CERTIFICATE COMPANY
                           CONDENSED BALANCE SHEETS

                                                                               September 30,        December 31,
                                                                                    2000                1999
                                                                                ------------        ------------
ASSETS                                                                          (Unaudited)
Qualified assets:
  Cash and investments:
    Investments in securities of  unaffiliated  issuers:
    Fixed  maturities, available-for-sale, at fair value (amortized cost: September 30, 2000 = $13,444,268; December 31, 1999 =
    $19,886,594)                                                                 13,114,300          18,998,215
    Equity securities, at fair value (amortized cost: September 30,
    2000 = $161,772; December 31, 1999 = $290,688)                                  201,312             353,545
    Certificate loans                                                               110,945             124,933
    Mortgage notes receivable                                                     1,029,621                   0
    Cash and Cash equivalents                                                     9,082,675          14,407,479
    Escrows                                                                         364,167                   0
                                                                                -----------         -----------
  Total cash and investments                                                     23,903,020          33,884,172
                                                                                -----------         -----------

  Receivables
    Dividends and interests                                                         141,216             180,962
    Receivable for investment securities sold                                        21,254              53,997
                                                                                -----------         -----------
  Total receivables                                                                 162,470             234,959
                                                                                -----------         -----------
Total qualified assets                                                           24,065,490          34,119,131

Other assets                                                                              0              15,368

Deferred acquisition costs                                                          145,385             150,400

Goodwill , net of accumulated amortization                                          265,567                   0
                                                                                -----------         -----------
Total assets                                                                    $24,476,442         $34,284,899
                                                                                ===========         ===========

                                  (Continued)

                            SBM CERTIFICATE COMPANY
                     CONDENSED BALANCE SHEETS (Continued)

                                                                                September 30,       December 31,
                                                                                     2000               1999
                                                                                ------------        ------------
                                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Certificate reserves                                                          $22,811,416   $     30,116,686
  Federal taxes payable                                                             101,283                  0
  Deferred tax liability                                                             62,350                  0
  Accounts payable and other liabilities                                             89,443                  0
                                                                                ------------        -----------
  Total liabilties                                                               23,064,492         30,116,686

Shareholder's equity:
  Common Stock, $1 par value, 10,000,000 authorized, 250,000 shares issued
  and outstanding                                                                   250,000            250,000
  Additional paid-in capital                                                      1,102,500          3,050,000
  Retained earnings (deficit)                                                       (39,644)         1,693,735
  Accumulated other comprehensive income (loss)                                      99,094           (825,522)
                                                                                ------------         ----------
  Total shareholder's equity                                                      1,411,950           4,168,213
                                                                                ------------         ----------
Total liabilities and shareholder's equity
                                                                                $24,476,442          $34,284,899
                                                                                ============         ===========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                            SBM CERTIFICATE COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS

                                                                        Three months ended          Nine months ended
                                                                           September 30,              September 30,
                                                                        ---------------------       -----------------------
                                                                        2000             1999          2000            1999
                                                                        ---------------------       -----------------------
                                                                            (Unaudited)                (Unaudited)
Investment income:
  Interest and dividend income from securities                          $ 464,798       $   566,034    $ 1,454,806   $ 1,705,397
  Realized investment gains (losses)                                         (791)         (436,818)      (453,859)     (470,507)
  Other investment income (losses)                                              0             4,971         13,212        19,753
                                                                        ----------      ------------   ------------  ------------
  Total investment income                                                 464,007           134,187      1,014,159     1,254,643

Investment and other expenses:
  Management and investment advisory fees                                       0            30,774         68,700        99,474
  Amortization of goodwill                                                  2,984                 0          2,984             0
  Deferred acquisition cost amortization and renewal commissions                0            55,425         85,496       163,792
  Other expenses                                                           14,739               458         78,520        15,084
                                                                        ----------      ------------   ------------  ------------

Total investment and other expenses                                        17,723            86,657        235,700       278,350

Interest credited on certificate reserves                                 160,680           397,407        885,896     1,247,419
                                                                        ----------      ------------   ------------  ------------

Net investment income before income tax benefit (expense)                 285,604          (349,877)      (107,437)     (271,126)

Income tax benefit (expense)                                            $(101,283)      $   160,734    $  (137,689)  $  (112,214)
                                                                        ----------      ------------   ------------  ------------
Net income (loss)                                                       $ 184,321       $  (189,143)   $  (245,126)  $  (383,340)
                                                                        ==========      ============   ============  ============

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                            SBM CERTIFICATE COMPANY
                  STATEMENT OF CHANGES IN SHARHOLDER'S EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                         Common Stock        Additional                   Accumulated          Total
                                                               Paid-in     Accumulated       Other          Shareholder's
                                                               Capital       Deficit     Comprehensive          Equity
                                      Shares       Amount                                   Income (Loss)

                                      -----------------------------------------------------------------------------------
Balance at July 9, 2000                     -      $      -     $             $             $     -            $        -
                                      ------------------------------------------------------------------------------------
Issuance of Common Stock              250,000       250,000      1,102,500                                      1,352,500
Unrealized Gain (Loss) on available-
for-sale securities, net of tax             -             -              -                   99,094                99,094

Dividends Paid                              -             -              -     (1,749,980)                     (1,749,980)

Certificate Reserve Release                 -             -              -      1,526,015                       1,526,015

Net Income                                   -            -              -        184,321                         184,321
                                      ------------------------------------------------------------------------------------
Balance at September 30, 2000         250,000      $250,000     $1,102,500    $   (39,644)  $ 99,094           $1,411,950
(Unaudited)
                                      ------------------------------------------------------------------------------------

                               CONDENSED  STATEMENTS  OF CASHFLOW
         For the nine month period ending September 30, 2000 and 1999

                                                                               2000           1999
                                                                           ..............................
                                                                                    (Unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net Income:                                                                       (245,126)          (383,340)
  Adjustments to reconcile net income to cash have provided by operating activities:
  Realized loss on sale of investments                                             453,859            470,507
  Changes in other assets and liabilities                                          458,049          1,420,310
                                                                               ------------        -----------

:Cash flows provided by operating activities                                       666,782          1,507,477
                                                                               ------------        -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

  Cash paid for SBM-MN                                                          (1,350,000)                 0
  Purchases of fixed maturity investments                                         (263,808)       (21,473,925)
  Sales and redemption of fixed maturity investments                             6,128,488         30,141,233
  Investment in Mortgage notes receivable                                       (1,029,621)                 0
  Repayments of certificate loans, net                                              14,388             41,483
                                                                               ------------        -----------
Cash Flows provided by investing activities                                      3,499,444          8,708,791
                                                                               ------------        -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                             2,500                  0
  Capital contributed to company                                                 1,350,000                  0
  Amounts paid to face-amount certificate holders                               (5,400,850)        (4,397,769)
  Amounts received from face-amount certificate holders                             15,681            164,612
  Dividends paid                                                                (5,458,364)                 0
                                                                               ------------       ------------
CASH FLOWS USED IN FINANCING ACTIVITIES:                                        (9,491,033)        (4,233,157)
                                                                               ------------       ------------
Net (decrease) increase in cash and cash equivalents                            (5,324,804)         5,983,111

Cash and cash equivalents at beginning of period                                14,407,479          3,279,970
                                                                               ------------       ------------
Cash and cash equivalents at end of period                                     $ 9,082,675        $ 9,263,081
                                                                               ==============     ============

Supplemental  disclosure  of  significant  non-cash  investing  and financing activities::
  Unrealized gain on investments                                               $   451,559
                                                                               ==============
  Release of certificate reserve liability                                     $ 1,526,015
                                                                               ==============
  Acquisition of SBM-MN:
    Cash purchase price                                                          1,350,000
    Net assets acquired                                                         (1,081,449)
                                                                               --------------
  GOODWILL                                                                     $   268,551
                                                                               ==============

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                            SBM CERTIFICATE COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 2000



1.    ORGANIZATION AND BASIS OF PRESENTATION

      SBM Certificate Company (the "Company" or "SBM-MD") was formed on May 24, 2000 under the laws of the State of Maryland. The Company is a wholly owned subsidiary of State Bond and Mortgage Company, LLC ("State Bond"). The Company is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the "1940 Act"). Face-amount certificates issued by the Company entitle the certificate holder to receive, at maturity, the principal investment and accrued interest. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.

      On July 19, 2000, SBM-MD completed a merger transaction with SBM Certificate Company, a Minnesota corporation ("SBM-MN"), whereby the Company became the surviving corporation (See note 3). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      Operating results for the Company for the nine months ended September 30, 2000, are not necessarily indicative of those to be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


2.    COMPREHENSIVE INCOME

      Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

      The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2000 and 1999 are as follows:


                                                                      Three months ended
                                                                         September 30,
                                                                    -----           ----
                                                                    2000            1999
                                                                    -----           ----
Net income (loss)                                                  $ 184,321       $(189,143)
Net unrealized gains (losses) on available-for-sale
securities, net of tax                                                99,094         566,034
                                                                   ----------      ----------
Comprehensive income (loss)                                        $ 283,415       $ 376,891
                                                                   ==========      ==========


                                                                       Nine months ended
                                                                         September 30,
                                                                    -----           ----
                                                                    2000            1999
                                                                    -----           ----
Net income (loss)                                                  $(245,126)      $  (383,340)
Net unrealized gains (losses) on available-for-sale
securities, net of tax                                               389,209          (628,772)
                                                                   ----------      ------------
Comprehensive income (loss)                                        $ 144,083       $(1,012,112)
                                                                   ==========      ============

3.    ACQUISITION OF COMPANY BY STATE BOND AND MORTGAGE COMPANY, L.L.C.

      On July 19, 2000, State Bond completed the purchase of 100% of the issued and outstanding shares of common stock of SBM-MN, from ARM Financial Group ("ARM"), a Delaware corporation (the "Acquisition"). SBM-MN was a wholly owned subsidiary of ARM and an issuer of face-amount certificates under the Investment Company Act of 1940. The Company filed a report on Form 8-K dated July 24, 2000 to report the Acquisition.

      State Bond effected the Acquisition as assignee under a Stock Purchase Agreement, dated March 28, 2000, by and among 1st Atlantic Guaranty Corporation ("1st Atlantic"), a Maryland corporation, SBM-MN and ARM. State Bond is a 100% owned subsidiary of 1st Atlantic. A copy of the Stock Purchase Agreement (exhibits omitted) was included as an exhibit to 1st Atlantic's Form 8-K dated April 12, 2000, filed to report the then proposed acquisition.

      The Stock Purchase Agreement provided for a purchase price of $1,400,000, which allowed for an adjustment to the purchase price based on actual asset value at the date of the Acquisition. As a result, the purchase price was reduced to $1,350,000, of which $950,000 was paid directly to ARM and $400,000 is being held by an escrow agent for 18 months as security for certain post-closing obligations and liabilities of ARM under the Stock Purchase Agreement. The transaction was accounted for as a reverse merger using the purchase method of accounting, whereby SBM-MD became the surviving corporation.

      Additionally the Acquisition resulted in goodwill calculated as follows:

         Purchase Price                                             $1,350,000

         Less:
          Total Assets at Acquisition               $27,482,692

          Total Liabilities at Acquisition           26,401,243
                                                    -----------

          Net Assets                                                 1,081,449
                                                                     ----------

         Goodwill from Merger                                       $  268,551
                                                                    ===========


      Goodwill is being amortized over 15 years which amounted to $2,984 at September 30, 2000.

      The Acquisition was financed by a short-term bank loan made to State Bond, in the amount of $1,500,000. The loan provided for a floating and fluctuating rate of interest equal to the prime rate. State Bond's President, his wife and other officers also personally guaranteed this loan.

      On July 19, 2000, upon completion of the acquisition, the Company declared and paid a cash dividend in the amount of $1,500,000 to its parent, State Bond, which used these proceeds to repay the bank borrowing described above. Immediately prior to the closing of the sale, the Company paid a dividend to ARM in an amount equal to the Company's shareholders' equity less
(i) $450,000 and (ii) estimated deferred acquisition cost net of income taxes. The dividend, totaling $3,708,384 was in the form of a transfer of certain securities, in-kind, and the balance, in cash and cash equivalents. The transaction was approved by the Bankruptcy Court on April 27, 2000.

      Following the Acquisition, a new methodology for calculating the certificate reserve liability was adopted and implemented. This methodology is in accordance with Section 28 of the Investment Company Act of 1940, which states that the certificate reserve balance shall at no time be less than the aggregate surrender values and other amounts to which all certificate holders are entitled. Application of this method of calculating reserves resulted in a reduction of the certificate reserve liability of $1,526,015. This amount is reflected as an adjustment to the retained earnings in the financial statements.

      As a result of the Acquisition transactions, SBM-MD has succeeded SBM-MN as the "registrant" in all filings made by SBM-MN under the Securities Act of 1933, Securities Exchange Act of 1934 and Investment Act of 1940 ("1940 Act).

      Pursuant to the Stock Purchase Agreement, the former board of directors of SBM-MN has resigned and the incumbent board of directors of SBM-MD, appointed on July 13, 2000, succeeded as the board of directors for the Company.

      The Stock Purchase Agreement and related transactions described above were part of the proceedings involved in a voluntary petition for relief under

Chapter 11 of the Bankruptcy Code filed on December 20, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") by ARM, as previously reported in the Company's Form 10-Q report for the quarter ended June 30, 2000. The Stock Purchase Agreement, ultimate purchase of SBM-MN by 1st Atlantic (through State Bond) and dividend paid to ARM, among other transactions, were approved by the Bankruptcy Court.


4.    REGISTRATION STATEMENT

      As a result of SBM-MN's lack of employees, staff assistance and the pending sale of SBM-MN, SBM-MN did not file an updated Registration Statement on Form S-1 ("S-1") with the Securities and Exchange Commission for offerings of certificates after April 30, 2000. However, the Company has filed an amendment, and will file a further amendment, to its S-1 so that the Company may resume its offerings of certificates at the earliest possible date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      SBM MN was incorporated in (Minnesota) in June 1990 to assume the face-amount certificate business of SBM Company ("SBM") which began in 1914. ARM purchased most of the assets of SBM in June 1995 and continued the issuance of face-amount certificates. The Company was formed on May 24, 2000 under the laws of the State of Maryland. The Company is a wholly owned subsidiary of State Bond. The Company is an issuer of face-amount certificates and is registered under the 1940 Act. Face-amount certificates issued by the Company entitle the certificate holder to receive, at maturity, the principal investment and accrued interest. As a result of the Acquisition, the Company has assumed the obligations of SBM MN's outstanding face-amount certificates and now is the issuer of face-amount certificates that trace their origin to the early 1900s.


Business

      The Company's sole business is issuing fixed rate face-amount certificates. A face-amount certificate is an obligation of the issuer to pay a face, or principal, amount, plus specified interest, to the holder of the certificate. Under the certificates, the face amount may be paid at the end of a certificate's Guarantee Period or at its Maturity Date. Lesser amounts are paid at such times if all or part of an investment in the Certificate is withdrawn prior to maturity or the end of any Guarantee Period. Interest, as described above, may be paid quarterly or annually, or may be compounded.

      The Company currently offers four series of single-payment investment certificates. The Company's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities.

      The Company's gross margin is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed rate Certificate deposits ("investment spread"). The Company's net income is determined by deducting investment and other expenses and federal income taxes. The investment spread is affected principally by general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on its earnings. State Bond provides the Company with administrative services pursuant to an Administrative Services Agreement.


Competition

      The Company 's face-amount certificate business competes in general with various types of individual savings products which offer a fixed rate of return on investors' money, especially insurance and bank and thrift products. Some of these other products are insured by governmental agencies or funds or private third parties. For example, banks and thrifts typically have federal deposit insurance covering monies deposited with them. The Company's Certificates are not guaranteed or insured by any governmental agency or fund or independent third party. The Company's ability to offer competitive interest rates, attractive terms, and efficient service are its primary basis for meeting competition. American Express Certificate Company (formerly IDS Certificate Company) is the Company's main competitor in the issuance of face-amount certificates.

 THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED
                              SEPTEMBER 30, 1999


      Net income (loss) was $184,321 and $(189,143) for the three months ended September 30, 2000 and 1999, respectively. This increase is due primarily to a decrease in the realized investment losses from the sale of securities in the investment portfolio. In addition, operating expenses for the same period were lower by 79.5% compared to the period ending September 30, 1999.

      Net investment spread, which is the difference between investment income and interest credited on certificate reserves, was $303,327 during the three months ended September of 2000 compared to $(263,220) during the same period in 1999. On an annualized yield basis, the net investment spread was .93% and 1.19% for the three months ended September 30, 2000 and 1999, respectively.

      The Company's investment income increased to $464,007 from $134,187 for the three months ended September 30, 2000 and 1999, respectively. Realized investment losses were $791 and $436,818 for the three months ended September 30, 2000 and 1999, and was the primary reason for the lower investment income. Realized investment gains and losses are principally interest-rate related and attributable to the asset/liability management strategies of the Company.

      These amounts represent annualized investment yields of 6.28% and 6.26% on average cash and investments of $23.7 million and $36.6 million for the three months ended September 30, 2000 and 1999, respectively. The decrease in average cash and investments is a result of the dividends paid in the amount of approximately $5.3 million. In addition there were redemptions of face-amount certificates without any new sales of face-amount certificates from May 2000 to the present, which also contributed to the lower investment income.

      Interest credited on certificate reserves was $160,680 and $397,407 for the three months ended September 30, 2000 and 1999, respectively. The decrease was a result of a decrease in the face-amount certificates outstanding in fiscal year 2000 and the withdrawal penalty charged against the reserve liability. These amounts represent annualized average rates of interest credited of 5.32% and 5.07% on average certificate reserves of $25 million and $32.8 million for the three months ended September 30, 2000 and 1999, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three-year contracts.

      The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary.

      Investment and other expenses were $17,723 and $86,657 for the three months ended September 30, 2000 and 1999, respectively. The decrease in investment and other expenses was the result of a decrease in the operating expenses related to the waiver of management and investment advisory fees for the three months ended September 30, 2000. The Company entered into an administrative services agreement with its parent company, State Bond in which State Bond earns a fee from the Company of 2% of Total Certificate Reserves. State Bond waived the fee for the third quarter.

      Certificate reserves decreased $7.4 million or 24.3% during the three months ending September 30, 2000, as maturities and surrenders exceeded sales and renewals. The Company believes a factor leading to the decrease was the modest increase in intermediate-term market interest rates in 2000 which enhanced the attractiveness of competing products, such as money market funds and bank certificates of deposit. In addition, there were no sales of face-amount certificates from May 1, 2000 through the present period, due to the previous owner of the Company not updating its Form S-1 Registration Statement beyond April 30, 2000.


     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED
                              SEPTEMBER 30, 1999

      Net loss was $245,126 and $383,340 for the nine months ended September 30, 2000 and 1999, respectively. This decrease is due primarily to a decrease in the realized investment losses from the sale of securities in the investment portfolio. In addition, operating expenses for the same period were lower by 16.3% compared to the period ending September 30, 1999.

      Net investment spread, which is the difference between investment income and interest credited on certificate reserves, was $128,263 during the first nine months of 2000 compared to $7,224 during the same period in 1999. On an annualized yield basis, the net investment spread was .93% and 1.19% for the nine months ended September 30, 2000 and 1999, respectively.

      The Company's investment income decreased to $1,014,159 from $1,254,643 for the nine months ended September 30, 2000 and 1999, respectively. Realized investment losses were $453,859 and $470,570 for the nine months ended September 30, 2000 and 1999, and was the primary reason for the lower investment income. Realized investment gains and losses are principally interest-rate related and attributable to the asset/liability management strategies of the Company.

      These amounts represent annualized investment yields of 6.28% and 6.26% on average cash and investments of $23.7 million and $36.6 million for the nine months ended September 30, 2000 and 1999, respectively and realized losses on available for sale securities. The decrease in average cash and investments is a result of the dividends paid in the amount of approximately $5.3 million. In addition there were redemptions of face-amount certificates without any new sales of face-amount certificates from May 2000 to the present, which also contributed to the lower investment income.

      Interest credited on certificate reserves was $ 885,895 and $ 1,247,419 for the nine months ended September 30, 2000 and 1999, respectively. The decrease was a result of a decrease in the face-amount certificates outstanding in fiscal year 2000 and the withdrawal penalty charged against the reserve liability. These amounts represent annualized average rates of interest credited of 5.35% and 5.07% on average certificate reserves of $25 million and $32.8 million for the nine months ended September 30, 2000 and 1999, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three-year contracts.

      The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary.

      Investment and other expenses were $232,716 and $278,350 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in investment and other expenses was the result of a decrease in the operating expenses related primarily to management and investment advisory fees for the third quarter of 2000. The Company entered into an Administrative Services agreement with its parent company, State Bond in which State Bond earns a fee from the Company of 2% of Total Certificate Reserves. State Bond waived the fee for the third quarter.

      Net loss was $245,126 for the nine months ended September 30, 2000 and $383,340 for the nine months ended September 30, 1999. The increase is explained by the items discussed in the previous paragraphs regarding net investment income.

      The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 100% investment grade at both September 30, 2000 and September 30, 1999. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above).

      Additionally, the Company's investment portfolio has a small portion of its assets invested in real estate consisting of mortgage loans totaling
$1,029,621 for the nine months ending September 30, 2000. It is expected, however, that the Company, will in the future make significant investments in real estate mortgage loans as permitted by law but not at the expense of assuming more than acceptable risk in the portfolio. As of September 30, 2000, the Company held no securities, which had defaulted, on principal or interest payments.

      Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities but are primarily collateralized mortgage obligations ("CMOs"), totaled $5.026 million at September 30, 2000, representing 20.79% of total qualified assets (30.4% at September 30, 1999). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans.

      Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield is due to prepayment speed adjustments which are influenced by the differences between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

      Certificate reserves decreased $7.4 million or 24.3% during the first nine months of 2000, as maturities and surrenders exceeded sales and renewals. The Company believes a factor leading to the decrease was the modest increase in intermediate-term market interest rates in 2000 which enhanced the attractiveness of competing products, such as money market funds and bank certificates of deposit. In addition, there were no sales of face-amount certificates from May 1, 2000 through the present period, due to the previous owner of the Company not updating its Form S-1 Registration Statement beyond April 30, 2000.

      For face-amount certificates reaching their maturity date during the nine months ended September 30, 2000 and 1999, 26.8% and 65%, respectively, were renewed. The percentage of renewals for the period ended September 30, 2000 was adversely impacted by the need to suspend the offering of certificates as discussed previously.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISKS

        Under the 1940 Act, the Company must maintain reserves to support its obligations under its face-amount certificates. These reserves may only be invested in assets that are "qualified investments" under the laws of the District of Columbia and such other assets as the SEC may permit. Please see the discussion under "Item 2", Management's Discussion and Analysis of Operations" above, regarding the Company's investments.

        As most of the Company's assets are represented by fixed maturities comprised of government and corporate bonds and mortgage-backed securities, managing interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

        The Investment Committee of the Board of Directors reviews and approves the overall investment strategy developed by management. They also monitor the results of management's strategy and may make adjustments within established policy guidelines.

        Presently, the Company has a small portion of its portfolio invested in real estate loans. Over time, it anticipates increasing this segment of its investment portfolio with the view to enhancing the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market.

        In addition to standard methods used to analyze interest rate sensitivity, the Company regularly analyzes the potential impact of a range of different interest rate models. These provide "benchmarks" for assessing the impact on Company earnings if rates moved higher or lower than the expected targets set in our investment guidelines. The Company will continue to formulate strategies directed at protecting earnings for the potential negative effects of changes in interest rates.

 ------------------------------------------------------------------------------

      Various forward-looking statements have been made in this Form 10-Q Quarterly Report. In addition, from time to time, the Registrant through its management may make oral forward-looking statements. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially form such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Registrant undertakes no obligations to update publicly or revise any forward-looking statements.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is currently involved in no material legal or administrative proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         REPORTS ON FORM 8-K

      During the quarter ended September 30, 2000, the Company filed a report dated July 24, 2000 on Form 8-K to report the completion of the Acquisition. The report included information under Items 1, 5 and 7(c).

EXHIBITS

      No exhibits are filed herewith.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2000. SBM CERTIFICATE COMPANY

                                 By: /s/ JOHN J. LAWBAUGH
                                 ------------------------
                                 John J. Lawbaugh
                                 Chairman of the Board, President and Treasurer (Principal Financial and Accounting Officer)