Form 10-K405
period 2000-12-31
SBM CERTIFICATE CO
filed 2001-04-17
CIK 870398

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2000

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:    811-6268

                             SBM CERTIFICATE COMPANY
           (Formerly SBM Certificate Company, a Minnesota corporation)
             (Exact name of registrant as specified in its charter)

            MARYLAND                                          52-2250397
(State or other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

              5101 RIVER ROAD, SUITE 101, BETHESDA, MARYLAND 20816
               (Address of principal executive offices) (Zip Code)
                                  301-656-4200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 31, 2001, 250,000 shares of the registrant's common stock, $1 par value, were outstanding. The registrant is a wholly-owned subsidiary and, therefore, its common stock is not traded on a public market.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                EXPLANATORY NOTE

         On July 19, 2000, SBM Certificate Company, a Maryland corporation ("SBM-MD") and SBM Certificate Company, a Minnesota corporation ("SBM-MN") consummated a reverse merger transaction ("the Merger") pursuant to which SBM-MD became the surviving corporation. As a result of the Merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations", SBM-MD will be considered the acquiring enterprise for financial reporting purposes. Accordingly, this Form 10-K for the year ended December 31, 2000 presents SBM-MD's current financial information together with SBM-MN's historical financial information.

                                TABLE OF CONTENTS


                                                                                                         PAGE
ITEM                                                                                                    NUMBER
-----                                                                                                   ------
                                                      PART I

1.           Business................................................................................         3
2.           Properties..............................................................................         6
3.           Legal Proceedings.......................................................................         6
4.           Submission of Matters to a Vote of Security Holders.....................................         6

                                                      PART II

5.           Market for Registrant's Common Equity and Related Stockholder
                Matters..............................................................................         7
6.           Selected Financial Data.................................................................         7
7.           Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................................         8
7A.          Quantitative and Qualitative Disclosures About Market Risk..............................        13
8.           Financial Statements and Supplementary Data.............................................        14
9.           Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.................................................................        14

                                                     PART III

10.          Directors and Executive Officers of the Registrant......................................        14
11.          Executive Compensation..................................................................        17
12.          Security Ownership of Certain Beneficial Owners and Management..........................        17


13.          Certain Relationships and Related Transactions..........................................        17

                                                     PART IV

14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................        18


                                     PART I


ITEM 1.  BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS

         SBM Certificate Company (the "Company"), was incorporated in Maryland on May 24, 2000. It is a wholly-owned subsidiary of State Bond & Mortgage Company, L.L.C. ("State Bond"), a Maryland limited liability company. The Company's executive offices are located at 5101 River Road, Suite 101, Bethesda, Maryland 20816; its telephone number is 301-656-4200.

         On July 19, 2000, State Bond completed the purchase of all of the issued and outstanding shares of common stock of SBM Certificate Company a Minnesota corporation ("SBM MN"), from ARM Financial Group, Inc. ("ARM"), a Delaware corporation (the "Acquisition"). State Bond effected the Acquisition as assignee under a Stock Purchase Agreement, dated March 28, 2000, by and among 1st Atlantic Guaranty Corporation ("1st Atlantic"), a Maryland corporation, and ARM ("Stock Purchase Agreement"). State Bond is wholly-owned by 1st Atlantic. The Company and 1st Atlantic are face-amount certificate companies registered as such under the Investment Company Act of 1940 ("1940 Act").

         As part of the Acquisition transactions, SBM MN was merged into the Company, which became the surviving corporation. The Company was organized on May 24, 2000, with nominal assets, and formed for purposes of redomestication from Minnesota to Maryland. As a result, the Company has succeeded SBM MN, which was a registered face-amount certificate company, as the ""registrant" in all filings made by SBM MN under the Securities Act of 1933 ("1933 Act"), Securities Exchange Act of 1934 ("1934 Act") and the 1940 Act.

         The Company has assumed the face-amount certificate business of SBM MN. The Company's predecessors have issued various series of face-amount certificates of the fully paid and installment type since 1914. The Company has assumed the obligations under SBM MN's outstanding face-amount certificates as a result of the Acquisition.

         The Stock Purchase Agreement and related transactions were part of the proceedings involved in a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed on December 20, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") by ARM, as previously reported in the Company's Form 10-Q report for the quarter ended June 30, 2000. The Stock Purchase Agreement, ultimate purchase of SBM MN by 1st Atlantic (through State Bond) and dividend paid to ARM, among other transactions, were approved by the Bankruptcy Court.

         On December 17, 2000, 1st Atlantic contributed its 100% ownership of Atlantic Capital Funding Corporation ("ACFC") to the Company. ACFC manages the Company's investments mortgage notes and provides related mortgage services.

         (b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company has one business segment.

         (c)      NARRATIVE DESCRIPTION OF BUSINESS


         General

         The Company is a face-amount certificate company registered under the 1940 Act. Its sole business is issuing and servicing fixed-rate face-amount certificates. A face-amount certificate is an obligation of the issuer to pay a face, or principal, amount, plus specified interest, to the holder of the certificate. Under the certificates, the face-amount may be paid at the end of a certificate's "guarantee period" or at its "maturity date." Lesser amounts are paid at such times if all or part of an investment in the certificate is withdrawn prior to maturity or the end of any guarantee period. Interest may be paid quarterly or annually, or may be compounded.

         The Company currently offers four series of single-payment investment certificates with guarantee periods of three, five, seven and ten years, respectively. Unless otherwise instructed by the holder, a certificate is automatically renewed for another guarantee period of the same duration until the certificate's maturity date. The certificates mature no later than 33 years from the date they are issued. The Company's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities.

         The Company periodically declares the interest rates payable for a certificate's guarantee period. The interest rate declared is applicable for the entire guarantee period, and is not less than 2.5%. The prevailing interest rates available on interest-bearing instruments are a primary consideration in deciding upon the interest rates declared by the Company. However, the Company has complete discretion as to what interest rates it declares for the certificates. When a certificate is renewed, the interest rates in effect for the succeeding guarantee period may be greater or lesser than the rates in effect for the expiring guarantee period.

         The Company's gross income is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed rate certificate liability ("investment spread"). The Company's net income is determined by deducting investment and other expenses and federal income taxes. The investment spread is affected principally by general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on its earnings. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition".

         The Company accrues liabilities, for which it maintains reserves for its certificate obligations in accordance with the 1940 Act. In general, the Company establishes the certificate liability monthly in an amount equal to the principal due to certificateholders on its outstanding certificates plus interest accrued at a guaranteed minimum rate. Under provisions of the 1940 Act, the Company is permitted to invest its reserves only in assets that constitute "qualified investments" and such other assets as the Securities and Exchange Commission ("SEC") may permit under the 1940 Act.

         Management of Investments

         Subject to the oversight of the Board of Directors, the Company's management is responsible for selecting and managing the Company's securities investments to ensure that the Company has, in cash or qualified investments, assets having an aggregate value not less than that required by applicable law. Qualified investments are defined as those investments which life insurance companies are permitted to invest in or hold under provisions of the Insurance Code of the District of Columbia. Management also is responsible for placing orders for the purchase and sale of the Company's securities investments with brokers and dealers. The Company may in the future engage one or more investment advisers to assist the Company in the management of its securities investments.

         The Company's investments in mortgage notes are managed by ACFC, the Company's wholly-owned subsidiary. ACFC performs underwriting and closing services for the Company, which acquires notes from ACFC. ACFC may originate and process real estate loans directly as well as offer its loan programs to outside mortgage brokers and bankers on a wholesale basis. In the latter case, outside brokers will originate and process loans and ACFC will underwrite and close the loans that meet its investment requirements. ACFC may enter into agreements with select outside mortgage brokers, bankers and mortgage loan servicing companies to service certain types of mortgages that may require special treatment because of various factors, such as the unique features of the underlying real estate or the credit quality of the borrowers.

         Sale of Certificates and Competition

         The Company sells its certificates directly and through broker-dealers who have entered into selling agreements with the Company. Sales also may be made to members of affinity groups, including service organizations, non-profit associations and other types of member organizations.

         The Company's face-amount certificate business competes in general with various types of individual savings products which offer a fixed rate of return on investors' money, especially insurance, bank and thrift products. Some of these other products are insured by governmental agencies or funds or private third parties. The Company's certificates are not guaranteed or insured by any governmental agency or fund or independent third party but are supported by reserves required by law. The Company's ability to offer competitive interest rates, attractive terms, and efficient service are its primary basis for meeting competition. American Express Certificate Company (formerly IDS Certificate Company) is the Company's main competitor in the issuance of face-amount certificates.

         Relationship with State Bond

         The Company is an independent operating entity, but relies upon State Bond and its affiliates to provide it with management, marketing and administrative services, as well as personnel, for the conduct of the Company's business. The Company currently has no employees other than its officers who are compensated for their services to the Company under the terms of an Administrative Services Agreement with State Bond. See "Item 13. Certain Relationships and Related Transactions."

         Regulation

         Like many financial service companies which offer investment opportunities to the public, the Company is subject to governmental regulation. In particular, the 1940 Act and rules issued by the SEC specify certain terms for face-amount certificates, the method for calculating reserve liabilities on outstanding certificates, the minimum amounts and types of investments to be deposited with a qualified custodian to support such reserve liabilities, and a variety of other restrictions. See Note K of Notes to Consolidating Financial Statements of the Company.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company has no foreign operations.

ITEM 2.  PROPERTIES

         The Company's executive offices are located at 5101 River Road, Suite 101, Bethesda, Maryland. The executive offices are the primary location for State Bond's and the Company's investment, accounting, corporate accounting, and marketing activities and various support personnel. These offices are leased by State Bond which makes them available to the Company under the Administrative Services Agreement. The Company also maintains administrative offices at 100 North Minnesota Street, New Ulm, Minnesota.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings, other than ordinary litigation routine to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no public market or trading in the common stock of the Company. All of the Company's 250,000 outstanding shares of common stock are owned by State Bond.

         Subject to its obligation to maintain investments in qualified assets as required under Section 28(b) of the 1940 Act, the Company may pay dividends to its parent as declared by the Company's Board of Directors. The Company, including its predecessor, paid total dividends of $6,513,805 in 2000, primarily in connection with the Acquisition, as discussed in Note A of the Notes to Consolidating Financial Statements.

         As part of its organization on May 24, 2000, the Company issued 250,000 shares of its common stock, par value $1 per share, which were paid for in cash. At the time, the Company had nominal assets and was formed for the purpose of domesticating its predecessor from Minnesota to Maryland. The Company issued its shares to State Bond without registration under the 1933 Act in reliance upon the exemption provided by Section 4(2) of the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table contains selected financial data of the Company for the five years ended December 31, 2000. The financial data was derived from the Company's audited financial statements. The reports of Reznick, Fedder & Silverman, independent auditors, with respect to the year ended December 31, 2000, and of Ernst & Young LLP, independent auditors, with respect to the two years ended December 31, 1999, appear at page F-2 and F-3 of this Annual Report. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, related notes, and other financial information included in this Annual Report.


                                                                       YEAR ENDED DECEMBER 31
                                               -----------------------------------------------------------------------
                                                     2000            1999          1998         1997         1996
                                               ------------------ ------------ ------------- ------------ ------------
                                                               (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Total investment income                           $ 1,559           $ 2,292      $ 2,827       $ 3,922      $ 4,290
Interest credited on certificate reserves          (1,769)           (1,615)      (2,063)       (2,795)      (2,822)
Net investment spread                                (210)              677          763         1,138        1,468




Total investment and other expenses                   528              (370)        (576)         (755)        (815)
Federal income tax (expense) benefit                    -               102          (54)         (124)        (238)
Net investment income (loss)                         (738)              409          134           259          415
Net realized investment gains (losses)               (439)             (373)        (103)         (164)         317
Net income (loss)                                  (1,177)               36           31            95          732
Earnings (loss) per share*                           (4.7)             0.14         0.12          0.38         2.93

BALANCE SHEET DATA (END OF PERIOD)
Total assets                                      $22,014           $34,285      $39,354       $60,270      $55,726
Total liabilities                                  21,223            30,117       34,068        45,127       50,186
Shareholder's equity                                  791             4,168        5,028         4,982        5,064

----------------------------------

* Earnings (loss) per share based on 250,000 shares issued and outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         General

         The Company's predecessor, SBN MN, was incorporated in June 1990 to assume the face-amount certificate business of SBM Company ("SBM") which began in 1914. ARM purchased most of the assets of SBM in June 1995 and continued the issuance of face-amount certificates through SBM MN, then a wholly-owned subsidiary of ARM. As a result of the Acquisition, the Company has assumed the obligations of SBM MN's outstanding face-amount certificates and currently offers four series of single-payment face-amount certificates. The Company's sole business is issuing fixed rate face-amount certificates, and servicing those certificates and the outstanding certificates issued by SMB MN, as described in more detail under "Item 1. Business," above, and providing related services to holders of the certificates. The Company manages its mortgage note portfolio through ACFC, which performs underwriting and closing services for the Company, as well as other such services to outside brokers and bankers.

         The discussion and analysis of financial condition and results of operations for 1999 compared with 1998, set forth below is based on the discussion and analysis of management prior to the Acquisition as included in SBM MN's Annual Report on Form 10-K for the year ended December 31, 1999. The term "Company" should be read as SBM MN as the context and time period requires.

         Results Of Operations

         2000 compared with 1999

         The Company's earnings are derived primarily from the after tax-yield on invested assets less investment expenses and interest credited on certificate reserve liabilities. Changes in earnings' trends occur largely due to changes in the rates of return on investments and the rates of interest credited to the accounts of certificate holder. Likewise, changes in the make-up of taxable and tax-advantaged investments will impact the Company's investment portfolio.

         During 2000, total assets decreased $12,271,306, while certificate liability decreased $9,190,058. The decrease in total assets and the certificate liability is primarily due to maturities, redemptions and early surrenders of certificates exceeding certificate sales. (See the discussion in the last paragraph of this discussion of the results of operation for 2000 compared to 1999 in this connection.) The $6,513,805 of dividends paid by SBM MN and SBM MD, resulting primarily from the Acquisition, also significantly impacted total assets.

         The Company had net income (loss) of ($1,176,577) and $36,143 for the years ended December 31, 2000 and 1999 respectively. Net loss for 2000 stemmed from the net investment loss of $738,007 and net realized investment loss of $438,570. Net income for 1999 consisted of net investment income of $408,623 and net realized investment losses of $372,530.

         Net investment loss (excluding net realized investment gains and losses) in 2000 was $738,007 compared to net investment income of $408,673 for 1999. The decrease in net investment income was a result of materially diminished certificate sales and a decrease in investments held as a result of redemptions of certain investments. Certificate sales generate the funds needed to purchase various investments that can generate excess investment income over expenses, as well as to serve as qualified investments.

         Net investment spread, which is the difference between investment income and interest credited on certificate liability, decreased to ($0.2) million during 2000 from $0.7 million in 1999. These amounts reflect net investment spread of 1.15% and 1.20% during 2000 and 1999, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves.

         The Company's investment income decreased to $1.6 million from $2.3 million for 2000 and 1999, respectively. These amounts represent investment yields of 6.20% and 6.20% on average cash and investments of $26.8 million and $36.9 million for 2000 and 1999, respectively. The decrease in investment income is primarily attributable to a lower amount of securities investments in 2000 as compared to 1999.

         Interest credited on certificate liability was $1.7 million and $1.6 million for 2000 and 1999, respectively. These amounts represent average rates of 5.37% and 5.00% on average certificate liability of $25.2 million and $32.3 million for 2000 and 1999, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three-year contracts.

         The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during 2000 have crediting rates that are generally lower than contracts that matured during that period, resulting in the overall decrease in the average crediting rate.

         Investment and other expenses were $527,876 and $369,825 for 2000 and 1999, respectively. The increase in investment and other expenses is primarily attributable to the costs relating to the Acquisition.

         Net realized investment losses (net of gains) were $438,570 and $372,530 for 2000 and 1999, respectively. Realized investment losses for 2000 are due to the sale of securities as required of SBM MN in the Acquisition transaction. Other realized investment gains and losses were primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses as well.

         In the event that the Company experiences higher than historical levels of certificate surrenders, the Company might need to liquidate investments other than in accordance with its normal asset/liability management strategy and, as a result, the Company could experience substantial realized investment losses.

         Certificate liabilities decreased $9.2 million or 30.5% during 2000, as maturities and surrenders exceeded sales and renewals. The decrease is attributable to SBM MD's policy not to renew outstanding Certificates and its inability to sell new Certificates after April 30, 2000. This was due to SBM MN's decision not to update its prospectus for use in continuing the offer and sale of Certificates after that date. The Acquisition did not close until July 19, 2000, after which the Company filed amendments to the registration statement that required review by the SEC. The Company began the resumption of certificate sales in early 2001. For certificates reaching their maturity date during 2000 and 1999, 34% and 66%, respectively, were renewed.

         1999 Compared With 1998

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

         Net investment spread, which is the difference between investment income and interest credited on certificate liability, decreased to $0.7 million during 1999 from $0.8 million in 1998. These amounts reflect net investment spread of 1.20% and 1.12% during 1999 and 1998, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate liability.

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

         Interest credited on certificate liability was $1.6 million and $2.1 million for 1999 and 1998, respectively. These amounts represent average rates of interest credited of 5.00% and 5.30% on average certificate liability of $32.3 million and $38.7 million for 1999 and 1998, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, mainly bank certificates of deposit. Credited interest rate adjustments (up or down) on new certificates are made as the Company deems necessary. New and renewal contracts issued during 1999 have crediting rates that are generally lower than contracts that matured during that period, resulting in the overall decrease in the average crediting rate.

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

         Asset Portfolio Review

         The Company invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 100% investment grade as of December 31, 2000 and 1999, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio includes mortgage loans and equity securities. As of December 31, 2000, the Company held no securities that had defaulted on principal or interest payments, but had two mortgage notes receivable that were in default of scheduled payment. Each of these mortgage notes is secured by improved real estate with a market value that, in the Company's opinion, exceeds the amounts due under the notes.

         Fixed maturities include mortgage-backed and asset-backed securities, corporate securities, U.S. Treasury securities and other government obligations. Mortgage-backed securities ("MBSs"), which include pass-through securities and collateralized mortgage obligations ("CMOs"), totaled $8.8 million at December 31, 2000, representing 41.6% of total qualified assets (30.1% at December 31, 1999). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics, such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely projects the various terms of its liabilities and assets cash flows to monitor the level of liquidity for maturing face-amount certificates.

         Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company currently classifies its fixed maturity and equity securities as available-for-sale. Such securities are carried at fair value and changes in fair value, net of related deferred income taxes, are charged or credited directly to shareholder's equity. Fluctuations in interest rates during 2000 resulted in unrealized gains of $891,684 at December 31, 2000 compared to unrealized losses of $825,522 at December 31, 1999. Volatility in reported shareholder's equity occurs as a result of the application of SFAS No. 115, which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values. As a result, adjusting the shareholder's equity for changes in the fair value of the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholder's equity but does not reflect the underlying economics of the Company's business.

         Liquidity and Financial Resources

         As of December 31, 2000, the Company had $1.2 million of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with Section 28(b) of the 1940 Act.

         The primary liquidity requirement of the Company relates to its payment of certificate maturities and surrenders. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments.

         At December 31, 2000, cash and cash equivalents totaled $3.5 million, a decrease of $10.9 million from December 31, 1999. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

         Cash flows of ($1.2) million, $2.1 million and $2.2 million were generated from (used in) operating activities in 2000, 1999 and 1998, respectively. These cash flows resulted principally from investment income, less management and investment advisory fees, commissions paid and, in 2000, investments in mortgage notes held for sale. Proceeds from sales, redemptions and maturities of investments generated $6.4 million, $37.0 million, and $50.1 million in cash flows during 2000, 1999 and 1998, respectively, which were offset by purchases of investments of $.3 million, $22.5 million and $49.3 million, respectively.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Presently, the Company has a portion of its portfolio invested in real estate loans, which includes $3.1 million of mortgage notes held for sale and $.7 million of mortgage notes held for investment. Over time, it anticipates increasing this segment of its investment portfolio with the view to enhancing the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio higher than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements begin on page F-2. Reference is made to the Index to Financial Statements on page F-1 of this Annual Report. No supplementary financial information is required to be filed in this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information about the Company's directors and officers, including their principal occupations for the past five years, is set forth below. Members of the Board who are considered "interested persons" of the Company under the 1940 Act are indicated by an asterisk (*). Officers are appointed annually at the annual meeting of the Company's Board of Directors. The individuals named below became officers and directors of the Company in May 2000, upon the Company's organization, except that Donald N. Briggs became a director in August 2000 and Eric M. Westbury became President of the Company in December 2000.

                                       POSITIONS WITH
NAME AND AGE                            THE COMPANY        PRINCIPAL OCCUPATIONS DURING THE PAST FIVE YEARS
------------                          ----------------     ------------------------------------------------
John J. Lawbaugh (31)*                Chairman of the      Executive Vice President, 1st Atlantic Guaranty Corporation
                                      Board, Chief         (face-amount certificate company); President, State
                                      Executive Officer    Bond & Mortgage Company, L.L.C. (since May 2000); prior to
                                      and Treasurer        that, President, Atlantic Capital Funding Corporation
                                                           (commercial and residential mortgage banking); President,
                                                           Atlantic Pension & Trust (private pension fund management).

Iraline G. Barnes (53)                Director             Special Counsel, Roseman & Colin (since 1999); Prior to
                                                           that, Senior Judge, DC Superior Court; Prior to that,
                                                           Vice President of Corporate Relations, Potomac Electric
                                                           Power Co.

Kumar Barve (42)                      Director             Delegate to the State Senate, Maryland; Prior to that,
                                                           Accountant/ Chief Financial Officer, Environmental
                                                           Management Services, Inc. (Hazardous Waste Disposal and
                                                           Environmental Consulting)

Donald N. Briggs (57)                 Director             President, Principal Owner of Briggs Associates, Inc.
                                                           (Real Estate Appraisal and Consultants) since 1974.
                                                           President, Emmitsburg Business and Professional Association.
                                                           Director, County Family Planning Center, Emittsburg, MD.
                                                           Director, Catoctin Land Trust.

Nancy Hopkinson (59)                  Director             Currently Retired (since 1996); prior to that, Teacher
                                                           and School Administrator, Montgomery County Public
                                                           Schools (Maryland)

Brian Murphy (57)*                    Director             Partner, Griffin, Griffin, Tarby & Murphy, LLP (law firm)

Brian P. Smith (47)*                  Director and         Vice President, 1st Atlantic Guaranty Corporation; prior
                                      Secretary            to that, Operations Manager, Atlantic Capital Funding
                                                           Corporation; Operations Manager, Atlantic Pension & Trust
                                                           (private pension fund management); Operations Manager,
                                                           Enterprise Network Applications (computer software
                                                           company)

Marialice B. Williams (55)            Director             President of Risk Mitigation Strategists; Chairman, D.C.
                                                           Housing Finance Agency; Chairman, Advisory Committee of
                                                           WPFW (89.3FM) Radio; Prior to that, Director, Capital
                                                           Markets section of the Multifamily Division of Federal
                                                           National Mortgage Association. (from 1989-199)

Eric M. Westbury (37)                 President            Executive Vice President, State Bond & Mortgage Company,
                                                           L.L.C. (since May 2000);



                                                           President, 1st Atlantic Guaranty Corporation (since
                                                           December 2000, Executive Vice President before that from
                                                           November 1999); prior to that, President and Chief
                                                           Operating Officer of the Washington Development Group
                                                           (private real estate development and management company),
                                                           from September 1997 through November 1999.  Prior to
                                                           that, Vice-President, Market Executive (commercial
                                                           and retail banking) First Union National Bank,
                                                           Washington, DC.

         Board of Directors

         The Board of Directors is responsible for the overall management of the Company's business. Directors are elected annually at the Company's annual meeting of shareholders. Each Director who is not an interest person of the Company receives an annual retainer of $500, plus a $750 fee for each regular or special Board meeting he or she attends. The Directors also receive reimbursement for their expenses incurred in attending any meeting of the Board. The Board generally meets quarterly.

         Committees of the Board of Directors

         The Company has an Audit Committee, Executive Committee and Investments Committee. The duties of each Committee and its present membership are as follows:

         Audit Committee: The members of the Audit Committee consult with the Company's independent auditors as the auditors deem it desirable, and meet with the Company's independent auditors at least once annually to discuss the scope and results of the annual audit of the Company and such other matters as the Committee members deem appropriate or desirable. Directors Barnes, Barve and Williams are members of the Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION

         The Company's directors and officers, other than directors who are not interested persons of the Company, serve in such capacities without compensation. See "Item 13. Certain Relationships and Related Transactions," below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company is a wholly-owned subsidiary of State Bond, which, in turn, is wholly-owned by 1st Atlantic. John J. Lawbaugh and Brian P. Smith, officers and Directors of the Company are the sole shareholders of 1st Atlantic.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         State Bond provides the Company with management, marketing and administrative services pursuant to an Administrative Services Agreement dated as of July 19, 2000 between the Company and its parent, State Bond. Under the terms of that Agreement, State Bond makes available certain of its property, equipment and facilities to the Company for use in its business operations. State Bond also provides the Company with certain special services, including personnel, and furnishes or otherwise makes available accounting, auditing and legal services to the Company. The Company's officers also are officers of State Bond. The annual charge to the Company for the services and facilities provided by State Bond is 2% of the Company's average certificate liability balances. At no time, however, may the charge cause the Company to have assets of less than the total of the qualified investments and capital stock required under the 1940 Act. SBM waived its fee under the Administrative Services Agreement through September 30, 2000. During the fourth quarter of 2000, a fee of $112,223 was charged the Company, of which $40,289 remained payable to State Board of December 31, 2000. As indicated earlier, State Bond's parent, 1st Atlantic is wholly owned by John
J. Lawbaugh and Brian P. Smith, officers and Directors of the Company.

         In connection with the Acquisition, certain dividend payments were made by the Company to its former, and to its current, parent. See Note A of the Notes to Consolidating Financial Statements. Also, from time-to-time the Company makes dividend payments to its parent, State Bond, which, in turn may make dividend payments to 1st Atlantic, State Bond's parent.

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT

         1.       FINANCIAL STATEMENTS.

         See financial statements index on page F-1 for a listing of financial statements and related reports of independent auditors included in this report.

         2.       FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules of the Company and the related Report of Independent Auditors are incorporated herein as follows:

         Report of Independent Auditors

         Schedule I Investment in Securities of Unaffiliated Issuers-December 31, 2000

         Schedule III Mortgage loans on real estate and interest earned on mortgages - December 31, 2000

         Schedule V        Qualified Assets on Deposit-December 31, 2000

         Schedule VI       Certificate Reserves-Year Ended December 31, 2000

         Schedule VIII     Supplementary profit and loss information

         Schedule XII      Valuation and Qualifying Accounts-December 31, 2000

         Schedules required by Article 6 of Regulation S-X for face-amount certificate investment companies other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements and notes thereto, or elsewhere herein.

         3.       EXHIBITS

                  NUMBER                DESCRIPTION
                  (2)                   Stock Purchase Agreement dated March 28, 2000 by and among 1st Atlantic
                                        Guaranty Corporation, SBM Certificate Company, and ARM Financial Group
                                        (Exhibits omitted), incorporated by reference to Exhibit (2) to Form 8-K dated March 28, 2000 of 1st Atlantic Guaranty Corporation (File No.
                                        333-41361).

                  (3)(a)                Articles of Incorporation of the Company*

                  (3)(a)(i)             Certificates of Correction of Articles of Incorporation of the Company**

                  (3)(b)                By-Laws of the Company*

                  (4)(a)                Form of Application*



                  (4)(b)                Form of Account Statement*

                  (10)(a)               Administrative Services Agreement dated as of the 19th day of July 2000, by and between the Company and State Bond & Mortgage Company, L.L.C.**

                  (10)(b)               Custody Agreement, as amended and supplemented, between the Company (as successor to SBM Certificate Company (Minnesota)) and First Trust National
                                        Association (now U.S. Bank Trust N.A.) dated December 20, 1990, incorporated by reference to Exhibit 10(b) to Form S-1 Registration
                                        Statement of SBM Certificate Company (File No. 33-38066) filed on January
                                        2, 1991.

                  (21)                  Subsidiary of the Company.

                  (24)                  Powers of Attorney.
         --------------------

         * Incorporated by reference to Post-Effective Amendment No. 11 to Form S-1 Registration Statement No. 33-38066, filed September 28, 2000.

         ** Incorporated by reference to Post-Effective Amendment No. 13 to Form S-1 Registration Statement No. 33-38066, filed January 2, 2001.

(b)      REPORTS ON FORM 8-K

         No Current Report on Form 8-K was filed by the Company covering an event during the fourth quarter of 2000. No amendments to previously filed Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethesda, Maryland, on this 16th day of April, 2001.

                                    SBM Certificate Company

                                    By: /s/ Eric M. Westbury
                                       -----------------------
                                            Eric M. Westbury
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                                CAPACITY                                      DATE
-------------------                     -------------------------------------         -----------------
/s/ John J. Lawbaugh                     Chairman of the Board, Treasurer, and         April 16, 2001
----------------------                   Director (Principal Executive, Financial,
John J. Lawbaugh                         and Accounting Officer)

/s/ Brian P. Smith                       Director and Secretary                        April 16, 2001
----------------------
Brian P. Smith

----------------------                   Director
Iraline G. Barnes
  *
----------------------                   Director
Kumar Barve


/s/ Donald N. Briggs
---------------------                    Director                                      April 16, 2001
Donald N. Briggs

----------------------                   Director
Nancy Hopkinson
  *
----------------------                   Director
Brian Murphy

----------------------                   Director
Marialice B. Williams


*By /s/ John L. Lawbaugh
    --------------------
    John L. Lawbaugh
    Attorney-in-fact
    April 16, 2001

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
Independent Auditors' Report                                                F-2
Report of Independent Auditors                                              F-3
Financial Statements
     Consolidating Balance Sheets as of December 31, 2000                   F-5
     Balance Sheet as of December 31, 1999                                  F-6
     Consolidating Statement of Operations and Comprehensive
        Income (Loss) for year ended December 31, 2000                      F-7
     Statements of Operations and Comprehensive Income (Loss)
        for years ended December 31, 1999 and 1998                          F-8
     Consolidating Statement of Shareholder's Equity for year ended
        December 31, 2000                                                   F-9
     Statement of Shareholder's Equity for years ended December 31,
        1999 and 1998                                                       F-10
     Consolidating Statement of Cash Flows for year ended December 31,
        2000                                                                F-11
     Statements of Cash Flows for years ended December 31, 1999
        and 1998                                                            F-13
     Notes to Consolidating Financial Statements for year ended
        December 31, 2000                                                   F-14

Supplemental Schedules
     Schedule I - Investments in Securities of Unaffiliated Issuers         S-1
     Schedule III - Mortgage Loans on Real Estate and Interest
        Earned on Mortgages                                                 S-4
     Schedule V - Qualified Assets on Deposit                               S-5
     Schedule VI - Certificate Reserves                                     S-6
     Schedule VIII - Supplementary Profit and Loss Information              S-12
     Schedule XII - Valuation and Qualifying Accounts                       S-13

                          INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors
SBM Certificate Company

     We have audited the accompanying consolidating balance sheet of SBM Certificate Company and Subsidiary as of December 31, 2000, and the related consolidating statements of operations and comprehensive income (loss), shareholder's equity, and cash flows for the year then ended. These consolidating financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidating financial statements based on our audit. The financial statements of SBM Certificate Company (formerly SBM Certificate Company, a Minnesota Corporation) as of December 31, 1999 and for each of the years in the two-year period ended December 31, 1999, were audited by other auditors whose report, dated March 31, 2000, except for the last paragraph of Note A, as to which the date is July 19, 2000, expressed an unqualified opinion.

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

     In our opinion, the consolidating financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company and Subsidiary at December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the supplemental financial statement schedules, when considered in relation to the basic consolidating financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
March 22, 2001

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
SBM Certificate Company (Minnesota)

We have audited the accompanying balance sheet of SBM Certificate Company (Minnesota) as of December 31, 1999, and the related statements of operations, shareholder's equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company (Minnesota) at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                            /s/ Ernst & Young LLP


Louisville, Kentucky
March 31, 2000
Except for the second paragraph of Note A, as to which the date is July 19, 2000

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
SBM Certificate Company (Minnesota)


We have audited the financial statements of SBM Certificate Company (Minnesota) as of December 31, 1999, and for each of the two years in the period ended December 31, 1999, and have issued our report thereon dated March 31, 2000, except for the second paragraph of Note A, as to which the date is July 19, 2000. Our audit also included the financial statement schedules listed in Item 14(a) of this Annual Report. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic statements taken as a whole, present fairly in all material respects the information set forth herein.


                                            /s/ Ernst & Young LLP


Louisville, Kentucky
March 31, 2000

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2000

                                                            SBM Certificate   Atlantic Capital    Eliminating
                                                                Company         Funding Corp.       Entries            Totals
                                                            ---------------   ----------------    ------------      ------------
Qualified assets
  Cash and investments
    Investments in securities of unaffiliated issuers
      Fixed maturities, available-for-sale, at fair value
        (amortized cost: $13,375,369)                         $ 13,001,000      $         --      $         --      $ 13,001,000
      Equity securities, at fair value (cost: $161,772)            200,663                --                --           200,663
      Mortgage notes held for sale                               2,816,735           273,883                --         3,090,618
    Mortgage notes held for investment                             375,000           352,732                --           727,732
    Escrows                                                        250,000                --                --           250,000
    Certificate loans                                              110,069                --                --           110,069
    Cash and cash equivalents                                    2,469,737         1,000,891                --         3,470,628
                                                              ------------      ------------      ------------      ------------
      Total cash and investments                                19,223,204         1,627,506                --        20,850,710
                                                              ------------      ------------      ------------      ------------
  Receivables

    Dividends and interest                                          99,421                --                --            99,421
    Escrow receivable                                              266,482                --                --           266,482
                                                              ------------      ------------      ------------      ------------
      Total receivables                                            365,903                --                --           365,903
                                                              ------------      ------------      ------------      ------------
      Total qualified assets                                    19,589,107         1,627,506                --        21,216,613

Other assets
  Related party receivable                                              --             1,000            (1,000)               --
  Computer software                                                 68,003                69                --            68,072
  Investment in subsidiary                                       1,572,958                --        (1,572,958)               --
  Goodwill, net of accumulated amortization of $18,143             635,006                --                --           635,006
  Deferred acquisition costs                                        80,436                --                --            80,436
  Other assets                                                      13,466                --                --            13,466
                                                              ------------      ------------      ------------      ------------
      Total assets                                            $ 21,958,976      $  1,628,575      $ (1,573,958)     $ 22,013,593
                                                              ============      ============      ============      ============
Liabilities
  Certificate liability                                       $ 20,926,628      $         --      $         --      $ 20,926,628
  Accounts payable and other liabilities                           239,743             2,197                --           241,940
  Related party payable                                              1,000            53,420            (1,000)           53,420
                                                              ------------      ------------      ------------      ------------
      Total Liabilities                                         21,167,371            55,617            (1,000)       21,221,988
                                                              ------------      ------------      ------------      ------------
Shareholder's equity
  Common stock, $1 par value; 1,000,000 shares
    authorized; 250,000 shares issued and outstanding              250,000                --                --           250,000
  Common stock, $2 par value; 10,000 shares
    authorized; 10,000 shares issued and outstanding                    --            20,000           (20,000)               --
  Additional paid-in capital                                     1,676,457         1,553,957        (1,553,957)        1,676,457
  Accumulated comprehensive income, net of taxes                   891,684                --                --           891,684
  Retained earnings (deficit)                                   (2,026,536)             (999)              999        (2,026,536)
                                                              ------------      ------------      ------------      ------------
      Total shareholder's equity                                   791,605         1,572,958        (1,572,958)          791,605
                                                              ------------      ------------      ------------      ------------
      Total liabilities and shareholder's equity              $ 21,958,976      $  1,628,575      $ (1,573,958)     $ 22,013,593
                                                              ============      ============      ============      ============

                 See notes to consolidated financial statements

                             SBM Certificate Company

                                  BALANCE SHEET

                                December 31, 1999

Qualified assets
  Cash and investments
    Investments in securities of unaffiliated issuers
      Fixed maturities, available-for-sale, at fair value
        (amortized cost: $19,886,594)                                 $ 18,998,215
      Equity securities, at fair value (cost: $290,688)                    353,545
    Certificate loans                                                      124,933
    Cash and cash equivalents                                           14,407,479
                                                                      ------------
      Total cash and investments                                        33,884,172
                                                                      ------------
  Receivables
    Dividends and interest                                                 180,962
    Receivable for investment securities sold                               53,997
                                                                      ------------
      Total receivables                                                    234,959
                                                                      ------------
      Total qualified assets                                            34,119,131
                                                                      ------------
Other assets
  Deferred acquisition costs                                               150,400
  Other assets                                                              15,368
                                                                      ------------
      Total assets                                                    $ 34,284,899
                                                                      ============
Liabilities
  Certificate liability                                               $ 30,116,686
                                                                      ------------
      Total liabilities                                                 30,116,686
                                                                      ------------
Shareholder's equity
  Common stock, $1 par value; 1,000,000 shares authorized;
    250,000 shares issued and outstanding                                  250,000
  Additional paid-in capital                                             3,050,000
  Accumulated other comprehensive loss from net
    unrealized gains and losses on available-for-sale securities          (825,522)
  Retained earnings                                                      1,693,735
                                                                      ------------
      Total shareholder's equity                                         4,168,213
                                                                      ------------
      Total liabilities and shareholder's equity                      $ 34,284,899
                                                                      ============

                 See notes to consolidated financial statements

                     SBM Certificate Company and Subsidiary

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                          Year ended December 31, 2000

                                                    SBM Certificate   Atlantic Capital    Eliminating
                                                       Company         Funding Corp.        Entries          Totals
                                                    ---------------   ----------------    -----------      -----------
Investment income
  Interest and dividend income from securities        $ 1,473,164       $        --       $        --      $ 1,473,164
  Other investment income                                  48,664                --                --           48,664
  Loss from investment in subsidiary                         (999)               --               999               --
  Mortgage interest income                                 36,975                --                --           36,975
                                                      -----------       -----------       -----------      -----------
     Total investment income                            1,557,804                --               999        1,558,803
                                                      -----------       -----------       -----------      -----------
Investment and other expenses
  Management and investment advisory fees                 180,923                --                --          180,923
  Deferred acquisition cost amortization and
    renewal commissions                                   150,445                --                --          150,445
  Amortization of goodwill                                 18,143                --                --           18,143
  Other expenses                                          177,366               999                --          178,365
                                                      -----------       -----------       -----------      -----------
      Total investment and other expenses                 526,877               999                --          527,876
                                                      -----------       -----------       -----------      -----------
Interest credited on certificate liability              1,768,934                --                --        1,768,934
                                                      -----------       -----------       -----------      -----------
      Net investment loss before income taxes            (738,007)             (999)              999         (738,007)
                                                      -----------       -----------       -----------      -----------
Income tax expense                                             --                --                --               --
                                                      -----------       -----------       -----------      -----------
      Net investment loss                                (738,007)             (999)              999         (738,007)
                                                      -----------       -----------       -----------      -----------
Realized investment losses                               (438,570)               --                --         (438,570)
Income tax expense on realized investment losses               --                --                --               --
                                                      -----------       -----------       -----------      -----------
      Net realized investment losses                     (438,570)               --                --         (438,570)
                                                      -----------       -----------       -----------      -----------
      Net loss                                         (1,176,577)             (999)              999       (1,176,577)
                                                      -----------       -----------       -----------      -----------
Other comprehensive income (loss):
  Unrealized gains on available-for-sale
    securities

      Net unrealized gain                                 891,684                --                --          891,684
                                                      -----------       -----------       -----------      -----------
Net comprehensive income (loss)                       $  (284,893)      $      (999)      $       999      $  (284,893)
                                                      ===========       ===========       ===========      ===========

                 See notes to consolidated financial statements

                             SBM Certificate Company

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                             Year ended December 31,

                                                                         1999              1998
                                                                      -----------       -----------
Investment income
  Interest income from securities                                     $ 2,261,957       $ 2,699,491
  Other investment income                                                  29,602           127,006
                                                                      -----------       -----------
      Total investment income                                           2,291,559         2,826,497
                                                                      -----------       -----------
Investment and other expenses
  Management and investment advisory fees                                 154,042           207,135
  Deferred acquisition cost amortization and renewal commissions          193,973           279,289
  Real estate expenses                                                      2,610            90,423
  Other expenses (income)                                                  19,200            (1,024)
                                                                      -----------       -----------
      Total investment and other expenses                                 369,825           575,823
                                                                      -----------       -----------
Interest credited on certificate liability                              1,615,074         2,063,311
                                                                      -----------       -----------
      Net investment income before income taxes                           306,660           187,363

Income tax benefit (expense)                                              102,013           (53,630)
                                                                      -----------       -----------
      Net investment income                                               408,673           133,733
                                                                      -----------       -----------
Realized investment losses                                               (470,507)         (152,977)
Income tax benefit on realized investment losses                           97,977            49,887
                                                                      -----------       -----------
      Net realized investment losses                                     (372,530)         (103,090)
                                                                      -----------       -----------
      Net income                                                      $    36,143       $    30,643
                                                                      ===========       ===========
Other comprehensive income (loss):
  Unrealized gain (loss) on available-for-sale securities
    Unrealized holding gain (loss) in current year                    $  (895,970)      $    24,192
    Income tax                                                                 --            (8,467)
                                                                      -----------       -----------
      Net unrealized gain (loss) during period                           (895,970)           15,725
                                                                      -----------       -----------
Net other comprehensive income (loss)                                 $  (859,827)      $    46,368
                                                                      ===========       ===========

                 See notes to consolidated financial statements

                     SBM Certificate Company and Subsidiary

                 CONSOLIDATING STATEMENT OF SHAREHOLDER'S EQUITY

                          Year ended December 31, 2000


                                                                      SBM CERTIFICATE COMPANY
                                    -----------------------------------------------------------------------------------------
                                        Common                     Additional     Accumulated     Retained         Total
                                        Stock                       Paid-in      Comprehensive    Earnings      Shareholder's
                                        Shares        Amount        Capital      Income (Loss)    (Deficit)        Equity
                                        ------        ------        -------      -------------    ---------     -------------
Balance at July 9, 2000                      --    $        --    $        --    $        --    $        --     $        --

Issuance of Common Stock                250,000        250,000             --             --             --         250,000

Additional paid-in capital                   --             --      1,102,500             --             --       1,102,500

Contribution of common stock                 --             --        573,957             --             --         573,957

Changes in net unrealized gains
  (losses) on available-for-sale
  securities, net of tax                     --             --             --        891,684             --         891,684

Retained earnings (deficit):
  Dividends paid, net                        --             --             --             --     (2,805,421)             --

  Certificate liability release              --             --             --             --      1,526,015              --

  Net loss since acquisition                 --             --             --             --       (747,130)             --
                                                                                                -----------
  Consolidated retained
    earnings (deficit)                       --             --             --             --             --      (2,026,536)
                                      ---------    -----------    -----------    -----------    -----------     -----------
Balance at December 31, 2000            250,000    $   250,000    $ 1,676,457    $   891,684    $(2,026,536)    $   791,605
                                      =========    ===========    ===========    ===========    ===========     ===========

                                                       ATLANTIC CAPITAL FUNDING CORPORATION
                                   ------------------------------------------------------------------                     Total
                                    Common                 Additional     Retained        Total                       Consolidating
                                    Stock                   Paid-in       Earnings    Shareholder's   Eliminating      Shareholder's
                                    Shares      Amount      Capital       (Deficit)      Equity         Entries           Equity
                                    ------      ------      -------       ---------      ------         -------           ------
Balance at July 9, 2000                 --    $     --    $        --     $    --     $        --     $        --     $        --

Issuance of Common Stock                --          --             --          --              --              --         250,000

Additional paid-in capital              --          --      1,000,000          --       1,000,000      (1,000,000)      1,102,500

Contribution of common stock        10,000      20,000        553,957          --         573,957        (573,957)        573,957

Changes in net unrealized gains
  (losses) on available-for-sale
  securities, net of tax                --          --             --          --              --              --         891,684

Retained earnings (deficit):
  Dividends paid, net                   --          --             --          --                              --              --

  Certificate liability release         --          --             --          --                              --              --

  Net loss since acquisition            --          --             --        (999)
                                                                          -------
  Consolidated retained
    earnings (deficit)                  --          --                                       (999)            999      (2,026,536)
                                   -------    --------    -----------                 -----------     -----------     -----------
Balance at December 31, 2000        10,000    $ 20,000    $ 1,553,957     $  (999)    $ 1,572,958     $(1,572,958)    $   791,605
                                   =======    ========    ===========     =======     ===========     ===========     ===========


                 See notes to consolidated financial statements

                             SBM Certificate Company

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                             Year ended December 31,

                                                                            Accumulated
                                                           Additional         Other                               Total
                                            Common           Paid-in       Comprehensive       Retained        Shareholder's
                                            Stock            Capital       Income (loss)       Earnings           Equity
                                         -----------       -----------     -------------      -----------      -------------
Balance, December 31, 1997               $   250,000       $ 3,050,000      $    54,723       $ 1,626,949      $ 4,981,672

  Net income                                      --                --               --            30,643           30,643

  Change in net unrealized
    gains on available-for-sale
    securities, net of tax                        --                --           15,725                --           15,725
                                         -----------       -----------      -----------       -----------      -----------
  Comprehensive income                                                                                              46,368
                                                                                                               -----------
Balance, December 31, 1998                   250,000         3,050,000           70,448         1,657,592        5,028,040

  Net income                                      --                --               --            36,143           36,143

  Change in net unrealized
    gains (losses) on available-
    for-sale securities, net of tax               --                --         (895,970)               --         (895,970)
                                         -----------       -----------      -----------       -----------      -----------
  Comprehensive loss                                                                                              (859,827)
                                                                                                               -----------
Balance, December 31, 1999               $   250,000       $ 3,050,000      $  (825,522)      $ 1,693,735      $ 4,168,213
                                         ===========       ===========      ===========       ===========      ===========


                 See notes to consolidated financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2000

                                                       SBM Certificate   Atlantic Capital     Eliminating
                                                           Company         Funding Corp.         Entries            Totals
                                                       ---------------   ----------------     ------------       ------------
Cash flows from operating activities
  Net income                                            $ (1,176,577)      $       (999)      $        999       $ (1,176,577)
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
    Loss from investment in subsidiary                           999                 --               (999)                --
    Provision for certificate liability                    1,768,934                 --                 --          1,768,934
    Realized investment losses                               438,570                 --                 --            438,570
    Deferral of acquisition costs                            (80,800)                --                 --            (80,800)
    Amortization of deferred acquisition costs
     and renewal commissions                                 150,445                 --                 --            150,445
    Other amortization and depreciation                       18,947                 --                 --             18,947
    Decrease in dividends and interest receivable             41,252                 --                 --             41,252
    Increase in mortgage notes held for sale              (2,816,735)                --                 --         (2,816,735)
    Changes in other assets and liabilities                  434,895              1,890                 --            436,785
                                                        ------------       ------------       ------------       ------------
      Net cash provided by (used in)
        operating activities                              (1,220,070)               891                 --         (1,219,179)
                                                        ------------       ------------       ------------       ------------
Cash flows from investing activities
  Fixed maturity investments:
    Purchases                                               (263,808)                --                 --           (263,808)
    Sales and redemptions                                  6,434,532                 --                 --          6,434,532
  Investment in mortgage notes held for investment          (375,000)                --                 --           (375,000)
  Investment in subsidiary                                (1,000,000)                --          1,000,000                 --
  Cash paid for SBM                                       (1,350,000)                --                 --         (1,350,000)
  Purchase of computer software                              (68,003)                --                 --            (68,003)
  Repayment of certificate loans, net                         14,864                 --                 --             14,864
                                                        ------------       ------------       ------------       ------------
      Net cash provided by investing activities            3,392,585                 --          1,000,000          4,392,585
                                                        ------------       ------------       ------------       ------------
Cash flows from financing activities
  Amounts paid to face-amount certificate holders         (8,964,633)                --                 --         (8,964,633)
  Proceeds from issuance of common stock                     250,000                 --                 --            250,000
  Capital contributed to company                           1,102,500          1,000,000         (1,000,000)         1,102,500
  Amounts received from face-amount
    certificate holders                                       15,681                 --                 --             15,681
  Net dividends paid                                      (6,513,805)                --                 --         (6,513,805)
                                                        ------------       ------------       ------------       ------------
      Net cash provided by (used in)
        financing activities                             (14,110,257)         1,000,000         (1,000,000)       (14,110,257)
                                                        ------------       ------------       ------------       ------------
      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                             (11,937,742)         1,000,891                 --        (10,936,851)

Cash and cash equivalents, beginning                      14,407,479                 --                 --         14,407,479
                                                        ------------       ------------       ------------       ------------
Cash and cash equivalents, end                          $  2,469,737       $  1,000,891       $         --       $  3,470,628
                                                        ============       ============       ============       ============

                                  (continued)

                     SBM Certificate Company and Subsidiary

                          Year ended December 31, 2000

Supplemental disclosure of significant noncash
  investing and financing activities:
  Release of cerfificate liability                      $  1,526,015
                                                        ============
  Acquisition of SBM-MN:
    Assets acquired                                     $ 27,390,982
    Liabilities assumed                                  (26,557,263)
    Legal acquisiton costs                                  (136,868)
    Goodwill                                                 653,149
                                                        ------------
      Total purchase price                              $  1,350,000
                                                        ============
Contribution of 1st Atlantic ownership
  of ACFC to SBM-MD                                     $    573,957
                                                        ============

                 See notes to consolidated financial statements

                             SBM Certificate Company

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                 1999              1998
                                                             ------------       ------------
Cash flows from operating activities
  Net income                                                 $     36,143       $     30,643
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Provision for certificate liability                         1,615,074          2,063,311
    Realized investment losses                                    470,507            152,977
    Deferral of acquisition costs                                (140,145)          (325,523)
    Amortization of deferred acquisition costs and
      renewal commissions                                         193,973            279,289
    Other amortization and depreciation                            23,711            110,043
    Deferred tax expense (benefit)                                 11,513            (79,525)
    Decrease in dividends and interest receivable                 115,051             32,503
    Changes in other assets and liabilities                      (247,085)           (57,214)
                                                             ------------       ------------
      Net cash provided by operating activities                 2,078,742          2,206,504
                                                             ------------       ------------
Cash flows from investing activities
  Fixed maturity investments:
    Purchases                                                 (22,469,407)       (49,260,045)
    Maturities and redemptions                                 26,873,872         24,117,893
    Sales                                                      10,171,240         26,000,513
  Sales, maturities and redemptions - mortgage loans
    and real estate                                                    --            260,296
  Repayment of certificate loans, net                              39,276             22,083
                                                             ------------       ------------
      Net cash provided by investing activities                14,614,981          1,140,740
                                                             ------------       ------------
Cash flows from financing activities
  Amounts paid to face-amount certificate holders              (5,737,826)       (13,423,346)
  Amounts received from face-amount certificate holders           171,612            301,208
                                                             ------------       ------------
      Net cash used in financing activities                    (5,566,214)       (13,122,138)
                                                             ------------       ------------
      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                   11,127,509         (9,774,894)
Cash and cash equivalents, beginning                            3,279,970         13,054,864
                                                             ------------       ------------
Cash and cash equivalents, end                               $ 14,407,479       $  3,279,970
                                                             ============       ============


                 See notes to consolidated financial statements

                     SBM Certificate Company and Subsidiary

                   NOTES TO CONSOLIDATING FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998


NOTE A - ORGANIZATION AND BUSINESS

     ORGANIZATION AND ACQUISITIONS

     SBM Certificate Company and Subsidiary (the "Company") consists of SBM Certificate Company, a Maryland Corporation ("SBM-MD") and Atlantic Capital Funding Corporation ("ACFC"). SBM-MD was formed on May 24, 2000 under the laws of the State of Maryland. SBM-MD is a wholly owned subsidiary of State Bond and Mortgage Company, LLC ("State Bond"). 1st Atlantic Guaranty Corporation ("1st Atlantic"), a Maryland Corporation, is the sole member of State Bond. SBM-MD is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the "1940 Act").

     On July 19, 2000, State Bond completed the purchase of 100% of the issued and outstanding shares of common stock of SBM Certificate Company, a Minnesota Corporation ("SBM-MN") (the "Acquisition"), from ARM Financial Group, Inc., ("ARM"), a Delaware corporation, which was under bankruptcy proceedings at the time of the Acquisition. SBM-MN was a wholly-owned subsidiary of ARM and an issuer of face-amount certificates under the Investment Company Act of 1940.

     State Bond effected the Acquisition as assignee under a Stock Purchase Agreement, dated March 28, 2000, by and among 1st Atlantic, SBM-MN and ARM. State Bond is a 100% owned subsidiary of 1st Atlantic.

     The Stock Purchase Agreement provided for a purchase price of $1,400,000, which allowed for an adjustment to the purchase price based on actual asset values at the date of the Acquisition. As a result, the purchase price was reduced to $1,350,000, of which $950,000 was paid directly to ARM and $400,000 is being held by an escrow agent for 18 months as security for certain post-closing obligations and liabilities of ARM under the Stock Purchase Agreement. The transaction was accounted for as a reverse merger using the purchase method of accounting, whereby SBM-MD became the surviving corporation.

     The Acquisition was financed by a short-term bank loan made to State Bond, in the amount of $1,500,000. The loan provided for a floating and fluctuating rate of interest equal to the prime rate. State Bond's President, his wife and other officers also personally guaranteed this loan.

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998

NOTE A - ORGANIZATION AND BUSINESS (Continued)

     ORGANIZATION AND ACQUISITIONS (Continued)

     On July 19, 2000, upon completion of the Acquisition, SBM-MD declared and paid a cash dividend in the amount of $1,500,000 to its parent, State Bond, which used these proceeds to repay the bank borrowing described above. Immediately prior to the closing of the sale, SBM-MN paid a dividend to ARM in an amount equal to SBM-MN's shareholders' equity less (i) $450,000 and
     (ii) estimated deferred acquisition cost net of income taxes. The dividend, totaling $3,708,384 was in the form of a transfer of certain securities, in-kind, and the balance, in cash and cash equivalents. The transaction was approved by the Bankruptcy Court on behalf of ARM on April 27, 2000.

     As a result of the Acquisition transactions, SBM-MD has succeeded SBM-MN as the "registrant" in all filings made by SBM-MN under the Securities Act of 1933, Securities Exchange Act of 1934 and Investment Act of 1940 (the "1940 Act").

     The Stock Purchase Agreement and related transactions described above were part of the proceedings involved in a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed on December 20, 1999 in the United States Bankruptcy Court for the District of Delaware by ARM. The Stock Purchase Agreement, ultimate purchase of SBM-MN by 1st Atlantic (through State Bond) and dividend paid to ARM, among other transactions, were approved by the Bankruptcy Court.

     On December 17, 2000, 1st Atlantic contributed its 100% ownership interest in ACFC by assigning its 10,000 shares of ACFC common stock to SBM-MD (the "Contribution"). The Contribution resulted in additional paid-in capital to SBM-MD for the investment in ACFC, which totaled $573,957. SBM-MD also invested $1 million into ACFC on this date. ACFC was formed under the laws of the State of Maryland on March 27, 1997 and is a wholly-owned subsidiary of SBM-MD at December 31, 2000.

     NATURE OF OPERATIONS

     SBM-MD is engaged in the business of issuing face-amount certificates. A face-amount certificate is an obligation of the issuer to pay a face, or principal amount, plus specified interest, to the holder of the certificate. Under the certificates, the face amount may be paid at the end of a certificate's Guarantee Period or at its Maturity Date. Lesser amounts are paid at such times if all or part of an investment in the Certificate is withdrawn prior to maturity or the end of any Guarantee Period. Interest, as described above, may be paid quarterly or annually, or compounded.

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE A - ORGANIZATION AND BUSINESS (Continued)

     NATURE OF OPERATIONS (Continued)

     The Company currently offers four series of single-payment investment certificates. The Company's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities.

     The Company's gross margin is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed-rate certificate deposits ("investment spread"). The Company's net investment income (loss) is determined by deducting investment and other expenses and income taxes. The investment spread is affected principally by general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on its earnings.

     ACFC is a mortgage broker that originates residential and commercial loans and assigns the loans to SBM-MD at closing. SBM-MD purchases the loans at ACFC's cost.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The preparation of consolidating financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATING

     The consolidating financial statements include the accounts of SBM-MD and its wholly-owned subsidiary, ACFC. All significant intercompany balances and transactions have been eliminated.

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CASH AND INVESTMENTS

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

     MORTGAGE NOTES HELD FOR SALE

     Mortgage notes receivable held for sale are carried at the lower of cost or market value. The market value is determined by evaluating, on a loan by loan basis, the note receivable stated interest rate compared to the market interest rate for a similar note and adjusting for the borrower's credit rating.

     MORTGAGE NOTES HELD FOR INVESTMENT

     Mortgage notes receivable are carried at amortized cost. A loan loss reserve is recognized for management's estimate of unrecoverable amounts. Unrecoverable balances are determined by management based on an evaluation of the borrower and the value of the real estate securing the loan.

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     DEFERRED ACQUISITION COSTS

     Costs of issuing new face-amount certificates, principally commissions, have been deferred. These costs are amortized on a straight-line basis over the initial maturity period of the certificates which is three years.

     CERTIFICATE LIABILITY

     Face-amount certificates issued by the Company entitle certificate holders, who have made either single or installment payments, to receive a definite sum of money at maturity. The certificate liability accrues interest, and cash surrender values are less than the accumulated certificate liability prior to maturity dates. The certificate liability accumulation rates, cash surrender values, certificate liability and certificate reserves, among other matters, are governed by the 1940 Act.

     Following the Acquisition, a methodology for calculating the certificate liability was adopted and implemented, whereby the certificate liability is carried at the certificate's face-amount plus interest accrued at a minimum guaranteed rate. This methodology is in accordance with Section 28 of the Investment Company Act of 1940. Application of this method of calculating the liability resulted in a reduction of the certificate liability of $1,526,015 at Acquisition. This amount is reflected as an adjustment to the retained earnings in the financial statements.

     INCOME TAXES

     The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying and tax bases of assets and liabilities. A valuation allowance is recorded if, based upon the evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     GOODWILL

     Goodwill resulted from the Acquisition transaction and is being amortized over 15 years.

     COMPUTER SOFTWARE COSTS

     Computer software costs are carried at cost and depreciated using the straight-line method over a period of five years beginning the date placed in service. As of December 31, 2000, the asset is still in development and has not been placed in service.

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS

     The amortized cost and estimated fair values of available-for-sale securities were as follows:

                                                                    Gross             Gross
     December 31, 2000                             Cost        Unrealized Gain  Unrealized Loss    Fair Value
                                                -----------    ---------------  ---------------    -----------
       Fixed maturities
         Mortgage-backed                        $ 8,827,923      $        --      $   107,796      $ 8,720,127
           securities
         Corporate securities                     3,981,518               --          259,330        3,722,188
         U.S. Treasury securities
           and obligations of U.S.
           government agencies                      427,476               --            8,288          419,188
         Obligations of state and
           political subdivisions                   138,452            1,045               --          139,497
                                                -----------      -----------      -----------      -----------
         Total fixed maturities                  13,375,369            1,045          375,414       13,001,000
         Equity securities                          161,772           38,891               --          200,663
                                                -----------      -----------      -----------      -----------
       Total available-for-sale securities      $13,537,141      $    39,936      $   375,414      $13,201,663
                                                ===========      ===========      ===========      ===========
     December 31, 1999
       Fixed maturities
         Mortgage-backed                        $10,558,001      $        28      $   282,218      $10,275,811
           securities
         Corporate securities                     8,161,388            7,405          569,999        7,598,794
         U.S. Treasury securities
           and obligations of U.S.
           government agencies                      414,246              205           31,388          383,063
         Foreign governments                        450,602               --           13,220          437,382
         Asset-backed securities                    139,908               --            2,583          137,325
         Obligations of state and
           political subdivisions                   162,449            3,435               44          165,840
                                                -----------      -----------      -----------      -----------
       Total fixed maturities                    19,886,594           11,073          899,452       18,998,215
       Equity securities                            290,688           62,857               --          353,545
                                                -----------      -----------      -----------      -----------
       Total available-for-sale                 $20,177,282      $    73,930      $   899,452      $19,351,760
                                                ===========      ===========      ===========      ===========

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS (Continued)

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

                                        December 31, 2000                December 31, 1999
                                   ----------------------------      ----------------------------
                                                    Estimated                         Estimated
                                      Cost          fair value          Cost          fair value
                                   -----------      -----------      -----------      -----------
     FIXED MATURITIES
       Due in one year
         or less                   $        --      $        --      $   194,735      $   194,940
       Due after one year
         through five years            227,632          227,701          473,531          460,734
       Due after five years
         through ten years           1,935,174        1,868,663        2,780,967        2,579,918
       Due after ten years           2,384,640        2,184,509        5,739,452        5,349,487
       Asset-backed
         securities                         --               --          139,908          137,325
       Mortgage-backed
         securities                  8,827,923        8,720,127       10,558,001       10,275,811
                                   -----------      -----------      -----------      -----------
       Total fixed maturities      $13,375,369      $13,001,000      $19,886,594      $18,998,215
                                   ===========      ===========      ===========      ===========

     Gains (losses) of ($453,433), ($470,507) and $3,421 were realized on sales of fixed maturities classified as available-for-sale for the years ended December 31, 2000, 1999 and 1998, respectively.

     Gains of $14,863 and $22,397 were recognized on equity securities sold during 2000 and 1998, respectively. There were no gains or losses recognized on equity securities sold for the year ended December 31, 1999.

     During 1998, the Company sold its sole investment in real estate and realized a loss of $178,795 associated with the transaction.

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE D - COMPREHENSIVE INCOME

     Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including net income and the change in unrealized gains or losses on the Company's available-for-sale securities.

     The following table shows, for available-for-sale securities, a reconciliation of the net unrealized gain (loss) arising during the period and the change in net unrealized gains (losses) as reported on the accompanying statements of shareholder's equity. Amounts are reported net of related tax.


                                                        Year Ended December 31,
                                          ----------------------------------------------
                                             2000             1999              1998
                                          -----------      -----------       -----------
     Net unrealized gain (loss)
       arising during period on
       available-for-sale securities      $   891,684      $(1,162,300)      $    99,925

     Reclassification adjustment
       for net realized (gains)
       losses included in net
       income                                      --          266,330           (84,200)
                                          -----------      -----------       -----------
     Change in net unrealized gains
       (losses) on available-for-
       sale securities                    $   891,684      $  (895,970)      $    15,725
                                          ===========      ===========       ===========

NOTE E - MORTGAGE NOTES HELD FOR SALE

     At December 31, 2000, the Company held residential and commercial mortgage notes receivable for sale. The notes accrue interest at rates ranging from 9.99% to 16%, are secured by real property and have maturity dates through March 1, 2031. The Company's intention is to sell the notes to a buyer under certain favorable market conditions. As of December 31, 2000 none of these notes have been sold.

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE F - MORTGAGE NOTES HELD FOR INVESTMENT

     The Company held two mortgage notes receivable as of December 31, 2000 as long-term investments. These notes are serviced by the Company and are secured by real property. The notes accrue interest at a rate of 12% with maturity dates through December 31, 2001.

NOTE G - CERTIFICATE LIABILITY

     The total certificate liability at December 31 is summarized as follows:

                                                                            Minimum            Additional
                                           2000             1999            Interest            Interest
                                        -----------      -----------      ------------       -------------
     Fully-paid certificates:

     Single-payment series 503          $18,926,313      $27,085,547          2.50           2.10 to 4.60
     Installment                          1,271,625        1,958,776      2.50 to 3.50       1.50 to 2.75
     Optional settlement                    193,713          534,582      2.50 to 3.50       2.00 to 2.75
     Due to unallocated
       certificate holders                       --            3,191          None
                                        -----------      -----------
                                         20,391,651       29,582,096
     Installment certificates:
     Reserves to mature, by series
        120 and 220                         274,385          256,219          3.25           1.75 to 2.00
        315                                 115,703          120,540          3.50           1.50 to 1.75
     Advance payments                       144,889          157,831
                                        -----------      -----------
                                            534,977          534,590
                                        -----------      -----------
     Total certificate liability        $20,926,628      $30,116,686
                                        ===========      ===========

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE H - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair values of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

                                          December 31, 2000                 December 31, 1999
                                    ----------------------------      ----------------------------
                                     Carrying         Estimated        Carrying        Estimated
                                      Value          Fair Value          Value         Fair Value
                                    -----------      -----------      -----------      -----------
     Assets
       Fixed maturities             $13,001,000      $13,001,000      $18,998,215      $18,998,215
       Equity securities                200,663          200,663          353,545          353,545
       Mortgage notes held
         for sale                     3,090,618        3,197,418               --               --
       Mortgage notes held
         for investment                 727,732          727,732               --               --
       Certificate loans                110,069          110,069          124,933          124,933
       Cash and cash
         equivalents                  3,470,628        3,470,628       14,407,479       14,407,479
       Liabilities
         Certificate liability       20,926,628       20,926,628       30,116,686       30,223,837

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

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE H - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

     CERTIFICATE LOANS

     The carrying value of certificate loans approximates their fair value.

     MORTGATE NOTES HELD FOR SALE

     Fair value is estimated by evaluating, on a loan-by-loan basis, the note receivable's stated interest rate compared to the market interest rate (as determined by the Primary Mortgage Market Survey published by Freddie Mac) for a similar note and adjusting for the borrower's credit rating.

     MORTGATE NOTES HELD FOR INVESTMENT

     Estimated fair value of mortgage notes held for investment approximates their fair value.

     CASH AND CASH EQUIVALENTS

     The carrying amounts of cash and cash equivalents approximate their fair value given the short-term nature of these assets.

     CERTIFICATE LIABILITY

     The fair value of the certificate liability is based on certificate principal plus accrued interest calculated at the guaranteed minimum interest rate per the applicable certificate prospectus.

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE I - INCOME TAXES

     Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses. Significant components of the deferred tax liabilities and assets as of December 31, 2000 and 1999 were:

                                                                         December 31,
                                                                   -------------------------
                                                                     2000            1999
                                                                   ---------       ---------
     Deferred tax liabilities
       Net unrealized gains on available-for-sale securities       $ 342,746       $      --
       Other                                                                           1,617
                                                                   ---------       ---------

         Total deferred tax liabilities                              342,746           1,617
                                                                   ---------       ---------
     Deferred tax assets
       Net unrealized losses on available for sale securities             --         288,933
       Investments                                                        --          96,145
       Capital loss carryover                                        412,492         138,683
       Net operating loss carry forward                              150,450              --
                                                                   ---------       ---------
         Total deferred tax assets                                   562,942         523,761
     Valuation allowance for deferred tax assets                    (220,196)       (522,144)
                                                                   ---------       ---------
       Net deferred tax assets                                       342,746           1,617
                                                                   ---------       ---------
       Deferred tax liabilities shown on the accompanying
         balance sheets                                            $      --       $      --
                                                                   =========       =========

     The Company's net operating loss carryforward of $166,915 at December 31, 1998 was fully utilized in 1999.

     The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilites and expense, subject to certain limitations.

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE I - INCOME TAXES (Continued)

     At December 31, 2000, the Company had net operating loss and capital loss carryforwards of approximately $347,000 and $1,006,000, respectively, for income tax purposes which expire in various years through 2020.

     The components of the provision for federal income tax expense consist of the following:

                                                            Year Ended December 31,
                                                     -----------------------------------------
                                                        2000           1999            1998
                                                     ----------      ---------       ---------
     Current                                         $       --      $(211,503)      $  83,268
     Deferred                                                --         11,513         (79,525)
                                                     ----------      ---------       ---------
     Total federal income tax expense (benefit)
       (benefit)                                     $       --      $(199,990)      $   3,743
                                                     ==========      =========       =========

     Federal income tax expense differs from that computed by using the income tax rate of 34% for 2000 and 35% for 1999 and 1998, as shown below.

                                                          Year Ended December 31,
                                                -----------------------------------------
                                                   2000           1999            1998
                                                ---------       ---------       ---------
     Income tax expense (benefit) at
       statutory rate                           $(400,036)      $ (57,346)      $  12,035
     Unreimbursed capital loss carryover
       used by ARM                                     --              --         281,842
     Income tax benefit prior to
       Acquisition                                146,012              --              --
     State tax, net of federal tax benefit        (24,277)             --              --
     Increase (decrease) in valuation
       allowance related to capital loss
       and NOL carryovers                         142,693          66,700        (280,000)
     Decrease in contingent tax liability              --        (200,000)             --
     Dividend received deduction                       --          (7,211)         (7,749)
     Certificate liability adjustment             135,608              --              --
     Tax-exempt interest                               --          (2,612)         (4,194)
     Other                                             --             479           1,809
                                                ---------       ---------       ---------
     Total federal income tax expense
       (benefit)                                $      --       $(199,990)      $   3,743
                                                =========       =========       =========

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE J - RELATED PARTY TRANSACTIONS

     State Bond provides the Company with administrative services pursuant to an Administrative Services Agreement. This agreement stipulates that State Bond shall provide certain administrative and special services for the Company. Services include use of State Bond's property and equipment, facilities and personnel needed for SBM-MD's daily operations. For providing such services, State Bond earns an annual fee from the Company calculated at 2% of the average Certificate Liability balance. The fee was waived from Acquisition through September 30, 2000 and during the remainder of 2000 a fee of $112,223 was charged as an expense to SBM-MD. As of December 31, 2000, $40,289 was payable to State Bond.

     A director of the Company provided legal services relating to the Acquisition. Total costs for services provided during 2000 were $61,960 and $18,000 remains payable as of December 31, 2000.


NOTE K - SHAREHOLDER'S EQUITY AND REGULATORY MATTERS

     The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($20.2 million and $30.4 million at December 31, 2000 and 1999, respectively). The Company had qualified assets (at amortized cost) of $21.6 million and $34.9 million at those respective dates.

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

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998



NOTE K - SHAREHOLDER'S EQUITY AND REGULATORY MATTERS (Continued)

     Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of December 31, 2000 and 1999, as shown in the following table. Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

                                                            December 31,
                                                  -------------------------------
                                                      2000               1999
                                                  ------------       ------------
     Qualified assets on deposit:
        Central depository                        $ 20,558,762       $ 34,214,584
        State governmental authorities                 265,110            197,021
                                                  ------------       ------------
           Total qualified assets on deposit      $ 20,823,872       $ 34,411,605
                                                  ============       ============

     Certificate reserve under Section 28(a)      $ 20,020,189       $ 30,116,686
     Less: Certificate loans                          (110,069)          (124,933)
     Plus: Base capital requirement                    250,000            250,000
                                                  ------------       ------------
     Required deposits                            $ 20,160,120       $ 30,241,753
                                                  ============       ============

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

         SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS

                                December 31, 2000


                                                                         PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                                         AMOUNT         COST (a)        VALUE (a)
                                                                        ----------      ----------      ----------
FIXED MATURITIES AVAILABLE-FOR-SALE
  U.S. TREASURY SECURITIES
    U.S. Treasury Note, 5.625%, due 5/15/2008                           $  150,000      $  162,366      $  154,078
    U.S. Treasury Note, 5.625%, due 5/15/2008                               50,000          51,360          51,360
    U.S. Treasury Note, 7.25%, due 8/15/2004                               200,000         213,750         213,750
                                                                                        ----------      ----------
                                                                                           427,476         419,188
                                                                                        ----------      ----------
OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS
  Belmont County, Ohio, Sanitary Sewer District #3 Waterworks
    Revenue Bonds, 4.25%, due 4/01/2004                                     14,000          13,882          13,952
  Douglas County, Washington, Public Utilities Districts #1, Wells
    Hydroelectric Revenue Bonds, 4%, due 9/01/2018                          55,000          51,883          52,972
  Yuba County California, Water Agency Bonds, 4%, due 3/01/2016             75,000          72,687          72,573
                                                                                        ----------      ----------
                                                                                           138,452         139,497
                                                                                        ----------      ----------
CORPORATE SECURITIES
  FINANCIAL INSTITUTIONS
    Central Fidelity Cap. I, Series A, 7.18%, due 4/15/2027                950,000         977,871         917,938
    Citigroup Inc., 7%, due 12/01/2025                                     300,000         314,862         288,420
    First Union Corp., 6.4%, due 4/1/2008                                  960,000         973,117         913,344
                                                                                        ----------      ----------
                                                                                         2,265,850       2,119,702
                                                                                        ----------      ----------
PUBLIC UTILITIES
  MCI Communications Corp., 7.75%, due 3/15/2024                           900,000         967,337         852,606
                                                                                        ----------      ----------
                                                                                           967,337         852,606
                                                                                        ----------      ----------
INDUSTRIAL:
  USX Corp., 6.65%, due 2/1/2006                                           750,000         748,331         749,880
                                                                                        ----------      ----------
                                                                                           748,331         749,880
                                                                                        ----------      ----------
    TOTAL CORPORATE SECURITIES                                                           3,981,518       3,722,188
                                                                                        ----------      ----------

                                   (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

   SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS - CONTINUED

                                  December 31, 2000


                                                                      PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                                      AMOUNT         COST (a)        VALUE (a)
---------------------------------                                    ----------      ----------      ----------
MORTGAGE-BACKED SECURITIES
  Countrywide Home Loans RAST, 1998-A8, A6, 6.2124%,
    due 8/25/2028                                                       900,000         905,234         870,885
  Federal Home Loan Mortgage Corporation
    6.5%, due 5/15/2028                                               1,000,000         999,710         955,780
    6.0%, due 1/15/2018                                               2,441,820       2,444,877       2,431,882
  Federal National Mortgage Association, 9%, due 4/01/2021               13,271          13,694          13,885
  Government National Mortgage Association
    11.5%, due 3/15/2015                                                    208             220             229
    11.5%, due 4/15/2013                                                    533             563             585
    11.5%, due 5/15/2015                                                    130             139             143
    11.5%, due 8/15/2013                                                    831             874             913
    6.875%, due 1/20/2026                                               210,536         213,724         214,812
Headlands Mortgage Sec. Inc., 1997-5 A17, 7.25%, due 11/25/2027       1,800,000       1,812,263       1,791,828
PNC Mortgage Securities Corp., 1998-7 1A13, 6.75%,
  due 9/25/2028                                                         469,720         472,331         470,673
PNC Mortgage Securities Corp., 1998-7 1A24, 7.25%,
  due 9/25/2028                                                         956,869         963,307         972,112
Residential Accredit Loans, 1997-QS8 A9, 7.375%, due 8/25/2027        1,000,000       1,000,987         996,400
                                                                                     ----------      ----------
                                                                                      8,827,923       8,720,127
                                                                                     ----------      ----------
TOTAL FIXED MATURITIES AVAILABLE-FOR-SALE                                            13,375,369      13,001,000
                                                                                     ----------      ----------

                                   (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

   SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS - CONTINUED

                               December 31, 2000



                                                  PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                   AMOUNT       COST (a)        VALUE (a)
---------------------------------                 ----------    ----------      ----------
EQUITY SECURITIES (b)
  INDUSTRIAL
    Aluminum Company of America                       200           11,200           10,600
                                                               -----------      -----------
  PUBLIC UTILITIES
    Carolina Power & Light                            500           31,782           32,938
    Kansas City Power & Light Company                 200           11,586           11,300
    Midamerican Energy Co.                            600              600           37,575
    Nicor Inc.                                        800           30,000           29,000
    Pacificorp                                        500           30,604           34,750
    San Diego Gas & Electric Co.                    4,000           46,000           44,500
                                                               -----------      -----------
                                                                   150,572          190,063
                                                               -----------      -----------
      TOTAL EQUITY SECURITIES                                      161,772          200,663
                                                               -----------      -----------
      TOTAL INVESTMENTS IN SECURITIES OF
        UNAFFILIATED ISSUERS                                   $13,537,141      $13,201,663
                                                               ===========      ===========

(a) See Note A to the financial statements regarding the determination of cost and fair value.
(b)  These securities are non-redeemable preferred stock.

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

 SCHEDULE III. - MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES

                          Year ended December 31, 2000

                                              AMOUNT OF PRINCIPAL UNPAID
                                                   AT CLOSE OF PERIOD
                                              ---------------------------
                                                                                               INTEREST     INTEREST
                                                                               AMOUNT OF       DUE AND       INCOME
                                  CARRYING                      SUBJECT TO     MORTGAGES       ACCRUED       EARNED
                                  AMOUNT OF                     DELINQUENT       BEING        AT END OF    APPLICABLE
DESCRIPTION       PRIOR LIENS     MORTGAGES        TOTAL         INTEREST      FORECLOSED      PERIOD      TO PERIOD
-------------     -----------     ---------     -----------     ----------     ----------     ---------    ---------
LIENS ON:
  RESIDENTIAL        NONE        $ 2,095,049    $ 2,095,049     $       --     $       --     $      --    $ 13,060
  COMMERCIAL         NONE          1,723,301      1,723,301             --             --            --      23,915
                  ----------     -----------    -----------     ----------     ----------     ---------    --------
    TOTAL         $       --     $ 3,818,350    $ 3,818,350     $       --     $       --     $      --    $ 36,975
                  ==========     ===========    ===========     ==========     ==========     =========    ========


                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                    SCHEDULE V - QUALIFIED ASSETS ON DEPOSIT

                                December 31, 2000

                                                                        FIRST MORTGAGES
                                                                           AND OTHER
                                                      INVESTMENTS IN    FIRST LIENS ON
        NAME OF DEPOSITORY                CASH        SECURITIES (a)     REAL ESTATE      OTHER (b)          TOTAL
        ------------------             -----------    --------------    ---------------  -----------      -----------
State governmental authorities
  Securities Department
    of Illinois                        $        --      $   265,110      $        --      $        --      $   265,110
Central depositary
  US Bank                                3,448,018       13,272,031        3,200,200           99,421       20,019,670
  Bank of America                            5,708               --               --               --            5,708
  Chevy Chase                                  427               --               --               --              427
  State Bank                                16,475               --               --               --           16,475
  Atlantic Title & Escrow                       --               --               --          516,482          516,482
                                       -----------      -----------      -----------      -----------      -----------
Total qualified assets on deposit      $ 3,470,628      $13,537,141      $ 3,200,200      $   615,903      $20,823,872
                                       ===========      ===========      ===========      ===========      ===========


(a)  Represents amortized cost of bonds and securities.
(b)  Represents escrow held and due to funding agent.

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                       SCHEDULE VI - CERTIFICATE RESERVES
                           PART I - SUMMARY OF CHANGES

                          Year ended December 31, 2000

                                                            BALANCE AT BEGINNING OF YEAR
                                                    -------------------------------------------
                                                                                     RESERVES
                                                    NUMBER OF                       (INCLUDING
                                                    ACCOUNTS                          ADVANCE
                                                      WITH         AMOUNT OF         PAYMENTS
                                           YIELD    SECURITY        MATURITY       WITH ACCRUED
           DESCRIPTION                    PERCENT   HOLDERS          VALUE           INTEREST)
-------------------------------------     -------   --------      -----------      ------------
Reserves to mature, installment
  certificates
    Series 120                             2.75            9      $    54,000      $   178,492
    Series 220                             2.75           15           80,000          206,192
    Series 315                             2.66           26          102,300          149,906

Single payment certificates
    Series 503                             2.50        2,281       28,800,914       27,085,547

Fully paid installment certificates        2.50          461        2,270,391        1,958,776

Optional settlement certificates
  Paid-up certificate                      2.50            4            1,161              995
  Annuities                                3.00           50          519,876          533,587

  Due to unlocated certificate
    holders                                None           28            3,191            3,191
                                                      ------      -----------      -----------
  Total                                                2,874      $31,831,833      $30,116,686
                                                      ======      ===========      ===========

Total charged to income, per above
  Less reserve recoveries from
    terminations prior to maturity

  Interest credited on certificate
    reserves, per statement of
    operations and comprehensive
    income (loss)

                                                                                   ADDITIONS
                                          ---------------------------------------------------------------------------------
                                                             RESERVE
                                                           PAYMENTS BY        CHARGED                         PARTIAL MONTH
                                           CHARGED TO      CERTIFICATE        TO OTHER                        INTEREST FOR
           DESCRIPTION                       INCOME          HOLDERS        ACCOUNTS (a)      ADJUSTMENT        DEC 2000
-------------------------------------     -----------      -----------      ------------     ------------     -------------
Reserves to mature, installment
  certificates
    Series 120                            $     9,700      $     1,923      $        --      $     2,930      $        --
    Series 220                                 10,000            2,984               --            2,160               --
    Series 315                                  5,700            4,704               --            2,007               --

Single payment certificates
    Series 503                              1,652,243           10,036           24,151           84,397           46,000

Fully paid installment certificates            98,504               --               --               --            4,200

Optional settlement certificates
  Paid-up certificate                              72               --               --                0               --

  Annuities                                    18,000               --               --            6,148            1,500
  Due to unlocated certificate
    holders                                        --               --               --               --               --
                                          -----------      -----------      -----------      -----------      -----------
  Total                                   $ 1,794,219      $    19,647      $    24,151      $    97,642      $    51,700
                                          ===========      ===========      ===========      ===========      ===========

Total charged to income, per above        $ 1,794,219
  Less reserve recoveries from
    terminations prior to maturity            (25,285)
                                          -----------
  Interest credited on certificate
    reserves, per statement of
    operations and comprehensive
    income (loss)                         $ 1,768,934
                                          ===========

                                  (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
                     PART I - SUMMARY OF CHANGES - CONTINUED

                          Year ended December 31, 2000


                                                       DEDUCTIONS                              BALANCE AT END OF YEAR
                                     -------------------------------------------    ----------------------------------------------
                                                                                                                       RESERVES
                                                                                                                      (INCLUDING
                                                        CASH                           NUMBER OF                        ADVANCE
                                                      SURRENDERS                     ACCOUNTS WITH     AMOUNT OF       PAYMENTS)
                                                        PRIOR                          SECURITY        MATURITY       WITH ACCRUED
          DESCRIPTION                MATURITIES      TO MATURITY     OTHER (a)(b)       HOLDERS         VALUE          INTEREST
---------------------------------    -----------     -----------     -----------     -------------   -----------     ------------
Reserves to mature, installment
  certificates
    Series 120                       $    21,003     $        --     $        --               8     $    50,000     $   172,042
    Series 220                                --              --              --              15          80,000         221,336
    Series 315                            12,787           7,931              --              22          90,200         141,599

Single payment certificates
    Series 503                         5,315,278       2,930,926       1,729,857           1,691      21,087,286      18,926,313

Paid-up bonds                                 --         263,366         526,489             397       2,099,101       1,271,625

Optional settlement certificates
  Paid-up certificate                         --             584              --               3             575             483
  Annuities                              365,465             540              --              17         193,230         193,230

  Due to unlocated certificate
    holders                                   --             392           2,799              26           2,799              --
                                     -----------     -----------     -----------     -----------     -----------     -----------

  Total                              $ 5,714,533     $ 3,203,739     $ 2,259,145           2,179     $23,603,191     $20,926,628
                                     ===========     ===========     ===========     ===========     ===========     ===========


NOTES TO PART I
(a)  Certificate liability release (see note B).
(b)  Direct interest payment to certificate holders.

                                  (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                           CLASSIFIED BY AGE GROUPINGS

                          Year ended December 31, 2000

                                                          BALANCE AT BEGINNING OF YEAR
                                                     --------------------------------------
                                                     NUMBER OF
                                                     ACCOUNTS
                                          AGE          WITH        AMOUNT OF
                                        GROUPING     SECURITY      MATURITY       AMOUNT OF
                                        IN YEARS      HOLDERS        VALUE        RESERVES
                                        --------     ---------     ---------      ---------
Series 120                                 23           1           $  6,000      $  12,426
                                           24           1              8,000         10,807
                                           25           0                  -              -
                                           31           1              5,000         13,509
                                           32           0                  -              -
                                           34           1              6,000         17,720
                                           35           1              6,000         18,904
                                           36           1              3,000         10,268
                                           37           0                  -              -
                                           38           1              6,000         22,511
                                           40           2             14,000         68,775
Interest reserve
Accrued interest payable                                                              3,572
                                                      ----          --------      ---------
Total                                                   9           $ 54,000      $ 178,492
                                                      ====          ========      =========

Series 220                                 23           1           $ 12,000      $  16,086
                                           24           0                  -              -
                                           29           1              4,000          8,524
                                           30           0                  -              -
                                           31           1              6,000         14,659
                                           32           7             35,000         93,039
                                           33           3             15,000         46,069
                                           34           2              8,000         24,717
                                           35           0                  -              -
Interest reserve
Accrued interest payable                                                              3,098
                                                      ----          --------      ---------
Total                                                  15           $ 80,000      $ 206,192
                                                      ====          ========      =========


                                  (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2000

                                     DEDUCTIONS                     BALANCE AT END OF YEAR
                              ----------------------    --------------------------------------------------
                                                                     NUMBER OF
                                  CASH                               ACCOUNTS
                               SURRENDERS                 AGE          WITH        AMOUNT OF
                                 PRIOR                  GROUPING     SECURITY      MATURITY      AMOUNT OF
                              TO MATURITY     OTHER     IN YEARS      HOLDERS        VALUE       RESERVES
                              -----------     -----     --------     ---------     ---------     ---------
Series 120                                                23            0          $     --      $      --
                                                          24            1             6,000         15,869
                                                          25            1             8,000         11,710
                                                          31            0                --             --
                                                          32            1             5,000         14,904
                                                          34            0                --             --
                                                          35            1             6,000         18,966
                                                          36            1             6,000         19,082
                                                          37            1             3,000         11,138
                                                          38            0                --             --
                                25,988                    40            2            16,000         75,076
Interest
  reserve

Accrued interest
  payable                                                                                            5,297
                              ---------       -----                   ----         --------      ---------
Total                         $ 25,988           --                     8          $ 50,000      $ 172,042
                              =========       =====                   ====         ========      =========
Series 220                                                23            0          $     --      $      --
                                                          24            1            12,000         16,521
                                                          29            0                --             --
                                                          30            1             4,000          8,970
                                                          31            0                --             --
                                                          32            1             5,000         15,711
                                                          33            7            35,000         99,512
                                                          34            3            15,000         48,866
                                                          35            2             8,000         26,457
Interest
  reserve

Accrued interest
  payable                                                                                            5,299
                              ---------       -----                   ----         --------      ---------
Total                         $      --       $  --                     15         $ 79,000      $ 221,336
                              =========       =====                   ====         ========      =========

                                  (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                           CLASSIFIED BY AGE GROUPINGS

                          Year ended December 31, 2000



                                                    BALANCE AT BEGINNING OF YEAR
                                                ------------------------------------
                                                NUMBER OF
                                                ACCOUNTS
                                     AGE          WITH       AMOUNT OF
                                   GROUPING     SECURITY     MATURITY      AMOUNT OF
                                   IN YEARS      HOLDERS      VALUE        RESERVES
                                   --------     --------     ---------     ---------
Series 315                            12             2       $   7,700     $   5,363
                                      13             0              --            --
                                      14             4          22,000        19,018
                                      15             1           2,200         2,098
                                      16             3           7,700         9,223
                                      17             7          25,300        33,771
                                      18             0              --            --
                                      19             3          22,000        44,932
                                      20             6          15,400        27,380

Interest reserve                                                               3,382

Accrued interest payable                                                       4,739
                                                   ---       ---------     ---------
Total                                               26       $ 102,300     $ 149,906
                                                   ===       =========     =========

                                  (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2000

                                    DEDUCTIONS                      BALANCE AT END OF YEAR
                              --------------------     ----------------------------------------------------
                                                                    NUMBER OF
                                 CASH                               ACCOUNTS
                              SURRENDERS                 AGE          WITH        AMOUNT OF
                               PRIOR TO                GROUPING     SECURITY      MATURITY      AMOUNT OF
                               MATURITY      OTHER     IN YEARS     HOLDERS         VALUE       RESERVES
                              ----------     -----     --------     ---------     ---------     ---------
Series 315                                                12             1        $  2,200      $   1,644
                                                          13             1           5,500          4,401
                                                          14             0              --             --
                                                          15             4          22,000         21,766
                                  9,054                   16             1           2,200          2,657
                                                          17             5          13,200         18,161
                                                          18             4          17,600         25,633
                                                          19             2          13,200         31,399
                                                          20             4          14,300         26,376

Interest reserve                                                                                    2,706
Accrued interest
  payable                                                                                           6,856
                                -------      -----                     ---        --------      ---------
Total                           $ 9,054      $  --                      22        $ 90,200      $ 141,599
                                =======      =====                     ===        ========      =========


                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

            SCHEDULE VIII - SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                                December 31, 2000




                                                                      CHARGED TO     CHARGED TO OTHER ACCOUNTS
                                                                      INVESTMENT     --------------------------
                          ITEM                                          EXPENSE        ACCOUNT         AMOUNT         TOTAL
-------------------------------------------------------------         ----------     -----------     ----------     ---------
1.  LEGAL EXPENSES (Including those in connection
      with any matter, measure or proceeding before
      legislative bodies, officers or government departments)         $ 88,890          NONE         $    --        $ 88,890
2.  ADVERTISING AND PUBLICITY                                               --          NONE              --              --
3.  SALES PROMOTION                                                         --          NONE              --              --
4.  PAYMENTS DIRECTLY AND INDIRECTLY TO TRADE
      ASSOCIATIONS AND SERVICE ORGANIZATIONS,
      AND CONTRIBUTIONS TO OTHER ORGANIZATIONS                              --          NONE              --              --
                                                                      --------        --------       -------        --------
        TOTALS                                                        $ 88,890                       $    --        $ 88,890
                                                                      ========        ========       =======        ========


                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                SCHEDULE XII - VALUATION AND QUALIFYING ACCOUNTS



                                                         ADDITIONS
                                                  -------------------------
                                                                 CHARGED TO
                                   BEGINNING      CHARGED TO        OTHER
        DESCRIPTION                 OF YEAR         EXPENSE       ACCOUNTS      DEDUCTIONS       END OF YEAR
-------------------------------    ---------      ----------     ----------     ----------       -----------
(IN THOUSANDS)
Valuation allowance on deferred
  tax assets year ended
  December 31,
     2000                          $      --      $      --      $ 220,196 (1)  $       --        $ 220,196
     1999                          $ 120,000      $ 140,981      $ 261,163 (2)  $       --        $ 522,144
     1998                          $ 400,000      $      --      $      --      $ (280,000)(3)    $ 120,000
     1997                          $ 714,521      $      --      $      --      $ (314,521)(4)    $ 400,000


(1) The valuation allowance was increased as a result of establishing a full valuation allowance on deferred tax assets for net operating loss and capital loss carryforwards.

(2) The valuation allowance was increased as a result of establishing a full valuation allowance on deferred tax assets for unrealized losses on assets available-for-sale. The increase in valuation allowance resulted in a reduction of shareholders' equity.

(3) The capital loss carryover was utilized during 1998, and therefore the related valuation allowance was released.

(4) In the event that deferred tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the date of an acquisition, such benefits are applied to first reduce the balance of intangible assets related to the acquisition, and then income tax expense. As such, the Company reduced its valuation allowance with an offsetting reduction to goodwill. After goodwill was reduced to zero during 1997, the reduction in valuation allowance resulted in a reduction of income taxes.