Form 10-K/A
period 2000-12-31
SBM CERTIFICATE CO
filed 2001-08-22
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                FORM 10-K/A NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2000

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 31, 2001, 250,000 shares of the registrant's common stock, $1 par value, were outstanding. The registrant is a wholly-owned subsidiary and, therefore, its common stock is not traded on a public market.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDING DECEMBER 31, 2000

This Form 10-K/A No. 1 is filed for the purpose of correcting misstatements in the financial statements of SBM Certificate Company for the period ending December 31, 2000. Management became aware that cash and cash equivalents balances were understated and that certain components of equity were improperly classified within the statement of shareholder's equity. These errors resulted from financial institutions that hold cash or investments of SBM Certificate Company providing erroneous balances, per the confirmation, for outstanding checks of one cash account and an erroneous unrealized gain for the fixed maturities investments. In addition, management became aware of a deferred tax liability and a deferred income tax benefit resulting from the certificate liability release component of equity as a result of the implementation of a new methodology for calculating the certificate liability. The inclusion of these items in the revised financial statements has the effect of increasing qualified assets by $245,765, increasing total liabilities by $305,209, decreasing shareholder's equity by $59,444 and decreasing excess qualified assets by $475,169.


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

                                TABLE OF CONTENTS





PART I

Item 1. Business...............................................................3
Item 2. Properties.............................................................6
Item 3. Legal Proceedings......................................................6
Item 4. Submission of Matters to a Vote of Security Holders....................6

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters..7
Item 6. Selected Financial Data................................................7
Item 7. Management's Discussion and Analysis of Financial Condition and
                Results of Operations..........................................8
Item 7A.Quantitative and Qualitative Disclosures About Market Risk............13
Item 8. Financial Statements and Supplementary Data...........................14
Item 9. Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................14

PART III

Item 10. Directors and Executive Officers of the Registrant...................14
Item 11. Executive Compensation...............................................16
Item 12. Security Ownership of Certain Beneficial Owners and Management.......16
Item 13. Certain Relationships and Related Transactions.......................17

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......17

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

The Company accrues liabilities, for which it maintains reserves for its certificate obligations in accordance with the 1940 Act. In general, the Company establishes the certificate liability monthly in an amount equal to the principal due to certificate holders on its outstanding certificates plus interest accrued at a guaranteed minimum rate. Under provisions of the 1940 Act, the Company is permitted to invest its reserves only in assets that constitute "qualified investments" and such other assets as the Securities and Exchange Commission ("SEC") may permit under the 1940 Act.

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

                                                              YEAR ENDED DECEMBER 31
                                            --------------------------------------------------------
                                              2000        1999        1998       1997         1996
                                            --------    --------    --------    --------    --------
                                                       (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Total investment income                     $  1,568    $  2,292    $  2,827    $  3,922    $  4,290
Interest credited on certificate reserves     (1,523)     (1,615)     (2,063)     (2,795)     (2,822)
Net investment spread                             45         677         763       1,138       1,468
Total investment and other expenses             (528)       (370)       (576)       (755)       (815)
Federal income tax (expense) benefit             621         102         (54)       (124)       (238)
Net investment income (loss)                     138         409         134         259         415
Net realized investment gains (losses)          (429)       (373)       (103)       (164)        317
Net income (loss)                               (291)         36          31          95         732
Earnings (loss) per share*                     (1.16)       0.14        0.12        0.38        2.93

BALANCE SHEET DATA (END OF PERIOD)
Total assets                                $ 22,259    $ 34,285    $ 39,354    $ 60,270    $ 55,726
Total liabilities                             21,527      30,117      34,068      45,127      50,186
Shareholder's equity                             732       4,168       5,028       4,982       5,064

----------
* Earnings (loss) per share based on 250,000 shares issued and outstanding.

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

     During 2000, total assets decreased $12,025,541, while certificate liability decreased $9,190,058 and the deferred tax liability increased $305,209. The decrease in total assets and the certificate liability is primarily due to maturities, redemptions, early surrenders of certificates exceeding certificate sales, and the certificate liability release. (See the discussion in the last paragraph of this discussion of the results of operation for 2000 compared to 1999 in this connection and Note B to the consolidating financial statements of SBM Certificate Company and Subsidiary.) The $6,513,805 of dividends paid by SBM MN and SBM MD, resulting primarily from the Acquisition, also significantly impacted total assets. The increase in the deferred tax liability was mainly attributable to the new methodology for calculating the certificate liability subsequent to the Acquisition offset by the net operating loss carryforward deferred tax asset.

     The Company had net income (loss) of ($290,643) and $36,143 for the years ended December 31, 2000 and 1999 respectively. Net loss for 2000 stemmed from the net investment income of $137,939 and net realized investment loss of $428,582. Net income for 1999 consisted of net investment income of $408,623 and net realized investment losses of $372,530.

     Net investment income (excluding net realized investment gains and losses) in 2000 was $137,939 compared to net investment income of $408,673 for 1999. The net investment income in 2000 of $137,939 is comprised of net investment losses before income taxes of $483,116 and a deferred income tax benefit of $621,055. The net investment income in 1999 of $408,673 consists of net investment income before income taxes of $306,660 and an income tax benefit of $102,013. The decrease in net investment income before income taxes was a result of materially diminished certificate sales and a decrease in investments held as a result of redemptions of certain investments. Certificate sales generate the funds needed to purchase various investments that can generate excess investment income over expenses, as well as to serve as qualified investments.

     Net investment spread, which is the difference between investment income and interest credited on certificate liability, decreased to $43,761 during 2000 from $0.7 million in 1999. These amounts reflect net investment spread of 1.15% and 1.20% during 2000 and 1999, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves.

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

     Interest credited on certificate liability was $1.5 million and $1.6 million for 2000 and 1999, respectively. These amounts represent average rates of 5.97% and 5.00% on average certificate liability of $25.5 million and $32.3 million for 2000 and 1999, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three-year contracts.

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

     Net realized investment losses (net of gains) were $428,582 and $372,530 for 2000 and 1999, respectively. Realized investment losses for 2000 are due to the sale of securities as required of SBM MN in the Acquisition transaction. Other realized investment gains and losses were primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Fixed maturities and equity securities (i.e., non-redeemable preferred stock) classified as available-for-sale are sold during rising and falling interest rate environments which can result in period-to-period swings in interest-rate related realized investment gains and losses as well.

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

     Asset Portfolio Review

     The Company invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturity securities were 100% investment grade as of December 31, 2000 and 1999, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor Corporation's rating of BBB- or above). Additionally, the Company's investment portfolio includes mortgage loans and equity securities. As of December 31, 2000, the Company held no securities that had defaulted on principal or interest payments, but had two mortgage notes receivable that were in default of scheduled payment. Each of these mortgage notes is secured by improved real estate with a market value that, in the Company's opinion, exceeds the amounts due under the notes.

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

     Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company currently classifies its fixed maturity and equity securities as available-for-sale. Such securities are carried at fair value and changes in fair value, net of related deferred income taxes, are charged or credited directly to shareholder's equity. Fluctuations in interest rates during 2000 and the Acquisition, which created a new amortized cost for SBM-MD equal to the fair market value at the Acquisition date, resulted in unrealized gains, net of tax, of $212,791 at December 31, 2000 compared to unrealized losses of $825,522 at December 31, 1999. Volatility in reported shareholder's equity occurs as a result of the application of SFAS No. 115, which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values. As a result, adjusting the shareholder's equity for changes in the fair value of the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholder's equity but does not reflect the underlying economics of the Company's business.

     Liquidity and Financial Resources

     As of December 31, 2000, the Company had $.9 million of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with
Section 28(a) and Section 28(b) of the 1940 Act.

     The primary liquidity requirement of the Company relates to its payment of certificate maturities and surrenders. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments.

     At December 31, 2000, cash and cash equivalents totaled $3.7 million, a decrease of $10.7 million from December 31, 1999. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's assets are represented by fixed maturity securities comprised of government and corporate bonds and mortgage-backed securities. Managing interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

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

                              POSITIONS WITH
                                THE COMPANY
                              DURING THE PAST
NAME AND AGE                    FIVE YEARS         PRINCIPAL OCCUPATIONS
------------                  ----------------     -------------------------
John J. Lawbaugh (31)*        Chairman of the      Executive Vice President,
                              Board, Chief         1st Atlantic Guaranty
                              Executive Officer    Corporation; President
                                                   State Bond & Mortgage
                                                   Company, LLC (since May
                                                   2000); prior to that,
                                                   President, Atlantic
                                                   Capital Funding Corp.
                                                   (Commercial and residential
                                                   banking); President,
                                                   Atlantic Pension & Trust
                                                  (private pension fund mgt)

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

Brian Murphy (57)*            Director             Partner, Griffin, Griffin,
                                                   Tarby & Murphy, LLP (law
                                                   firm)

Brian P. Smith (47)*          Director and         Vice President, 1st Secretary
                                                   Atlantic Guaranty
                                                   Corporation; prior to that,
                                                   Operations Manager, Atlantic
                                                   Capital Funding Corporation;
                                                   Operations Manager, Atlantic
                                                   Pension & Trust (private
                                                   pension fund management);
                                                   Operations Manager,
                                                   Enterprise Network
                                                   Applications (computer
                                                   software company)

Marialice B. Williams (55)    Director             President of Risk Mitigation
                                                   Strategists; Chairman, D.C.
                                                   Housing Finance Agency;
                                                   Chairman, Advisory Committee
                                                   of WPFW (89.3FM) Radio; Prior
                                                   to that, Director, Capital
                                                   Markets section of the
                                                   Multifamily Division of
                                                   Federal National Mortgage
                                                   Association (from 1989-1999)

Eric M. Westbury (37)         President            Executive Vice President,
                                                   State Bond & Mortgage
                                                   Company, LLC, since May 2000
                                                   President, 1st Atlantic
                                                   Guaranty Corporation (since
                                                   December 2000, Executive Vice
                                                   President before that from
                                                   November 1999); prior to
                                                   that, President and Chief
                                                   Operating Officer of the
                                                   Washington Development Group
                                                   (private real estate
                                                   development and management
                                                   company),from September 1997
                                                   through November 1999. Prior
                                                   to that, Vice-President,
                                                   Market Executive (commercial
                                                   and retail banking) First
                                                   Union National
                                                   Bank,Washington, DC.

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

     Committees of the Board of Directors

     The Company has an Audit Committee. The duties of the Audit Committee and its present membership are as follows:

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

3.   EXHIBITS


          NUMBER         DESCRIPTION

          (2)            Stock Purchase Agreement dated March 28,

          (3) 2000 by and among 1st Atlantic Guaranty Corporation, SBM Certificate Company, and ARM Financial Group (Exhibits omitted), incorporated by reference to Exhibit (2) to Form 8-K dated March 28, 2000 of 1st Atlantic Guaranty Corporation (File No. 333-41361).

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

          (24)           Powers of Attorney***

--------------------

     * Incorporated by reference to Post-Effective Amendment No. 11 to Form S-1 Registration Statement No. 33-38066, filed September 28, 2000.

     ** Incorporated by reference to Post-Effective Amendment No. 13 to Form S-1 Registration Statement No. 33-38066, filed January 2, 2001.

     *** Incorporated by reference to previously filed Form 10-K annual report, filed April 17, 2001.

(b)  REPORTS ON FORM 8-K

     No Current Report on Form 8-K was filed by the Company covering an event during the fourth quarter of 2000. No amendments to previously filed Form 8-K were filed during the fourth quarter of 2000.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethesda, Maryland, on this 20th day of August, 2001.





                                    SBM Certificate Company

                                    By: /s/ Eric M. Westbury
                                        -----------------------
                                            Eric M. Westbury
                                            President



Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated:


SIGNATURE               CAPACITY                                 DATE
-------------------     -------------------------------------    ---------------

/s/ John J. Lawbaugh    Chairman of the Board, Treasurer, and    August 21, 2001
----------------------  Director (Principal Executive Officer)
John J. Lawbaugh

/s/ Trey Stafford       Chief Financial and Accounting Officer   August 21, 2001
----------------------
Trey Stafford

/s/ Brian P. Smith      Director and Secretary                   August 21, 2001
----------------------
Brian P. Smith

----------------------  Director
Iraline G. Barnes

  *
----------------------  Director
Kumar Barve

---------------------   Director
Donald N. Briggs

/s/ Nancy Hopkinson
----------------------  Director                                 August 21, 2001
Nancy Hopkinson

  *
----------------------  Director
Brian Murphy


----------------------  Director
Marialice B. Williams



*By /s/ John L. Lawbaugh
    --------------------
    John L. Lawbaugh
    Attorney-in-fact
    August 21, 2001

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

As discussed in Note L to the financial statements, certain errors resulting in an understatement of previously reported cash as of December 31, 2000, exclusion of a deferred tax liability and a deferred income tax benefit, and a reclassification of amounts within the components of shareholder's equity as of December 31, 2000, were discovered by management of the Company during the current year. Accordingly, the 2000 financial statements have been restated to correct the error.

/s/ Reznick Fedder & Silverman

Bethesda, Maryland
March 22, 2001, except for
Note L, as to which the date
is July 13, 2001

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


                                            /s/ Ernst & Young LLP


Louisville, Kentucky
March 31, 2000

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2000


                                                            SBM Certificate   Atlantic Capital    Eliminating
                                                                Company         Funding Corp.       Entries            Totals
                                                            ---------------   ----------------    ------------      ------------
Qualified assets
  Cash and investments
    Investments in securities of unaffiliated issuers
      Fixed maturities, available-for-sale, at fair value
        (amortized cost: $12,654,435)                         $ 13,001,000      $         --      $         --      $ 13,001,000
      Equity securities, at fair value (cost: $200,663)            200,663                --                --           200,663
    Mortgage notes held for sale                                 2,816,735           273,883                --         3,090,618
    Mortgage notes held for investment                             375,000           352,732                --           727,732
    Escrows                                                        250,000                --                --           250,000
    Certificate loans                                              110,069                --                --           110,069
    Cash and cash equivalents                                    2,715,502         1,000,891                --         3,716,393
                                                              ------------      ------------      ------------      ------------
      Total cash and investments                                19,468,969         1,627,506                --        21,096,475
                                                              ------------      ------------      ------------      ------------
  Receivables

    Dividends and interest                                          99,421                --                --            99,421
    Escrow receivable                                              266,482                --                --           266,482
                                                              ------------      ------------      ------------      ------------
      Total receivables                                            365,903                --                --           365,903
                                                              ------------      ------------      ------------      ------------
      Total qualified assets                                    19,834,872         1,627,506                --        21,462,378

Other assets
  Related party receivable                                              --             1,000            (1,000)               --
  Computer software                                                 68,003                69                --            68,072
  Investment in subsidiary                                       1,572,958                --        (1,572,958)               --
  Goodwill, net of accumulated amortization of $18,143             635,006                --                --           635,006
  Deferred acquisition costs                                        80,436                --                --            80,436
  Other assets                                                      13,466                --                --            13,466
                                                              ------------      ------------      ------------      ------------
      Total assets                                            $ 22,204,741      $  1,628,575      $ (1,573,958)     $ 22,259,358
                                                              ============      ============      ============      ============
Liabilities
  Certificate liability                                       $ 20,926,628      $         --      $         --      $ 20,926,628
  Accounts payable and other liabilities                           239,743             2,197                --           241,940
  Related party payable                                              1,000            53,420            (1,000)           53,420
  Deferred tax liability                                           305,209                --                --           305,209
                                                              ------------      ------------      ------------      ------------
      Total Liabilities                                         21,472,580            55,617            (1,000)       21,527,197
                                                              ------------      ------------      ------------      ------------
Shareholder's equity
  Common stock, $1 par value; 1,000,000 shares
    authorized; 250,000 shares issued and outstanding              250,000                --                --           250,000
  Common stock, $2 par value; 10,000 shares
    authorized; 10,000 shares issued and outstanding                    --            20,000           (20,000)               --
  Additional paid-in capital                                     1,676,457         1,553,957        (1,553,957)        1,676,457
  Accumulated comprehensive income, net of taxes                   212,791                --                --           212,791
  Retained earnings (deficit)                                   (1,407,087)             (999)              999        (1,407,087)
                                                              ------------      ------------      ------------      ------------
      Total shareholder's equity                                   732,161         1,572,958        (1,572,958)          732,161
                                                              ------------      ------------      ------------      ------------
      Total liabilities and shareholder's equity              $ 22,204,741      $  1,628,575      $ (1,573,958)     $ 22,259,358
                                                              ============      ============      ============      ============



                 See notes to consolidating financial statements

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
                                                                   ============



                 See notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                          Year ended December 31, 2000


                                                    SBM Certificate   Atlantic Capital    Eliminating
                                                        Company         Funding Corp.       Entries          Totals
                                                    ---------------   ----------------    -----------      -----------
Investment income
  Interest and dividend income from securities        $ 1,474,281       $        --       $        --      $ 1,474,281
  Other investment income                                  56,673                --                --           56,673
  Loss from investment in subsidiary                         (999)               --               999               --
  Mortgage interest income                                 36,975                --                --           36,975
                                                      -----------       -----------       -----------      -----------
     Total investment income                            1,566,930                --               999        1,567,929
                                                      -----------       -----------       -----------      -----------
Investment and other expenses
  Management and investment advisory fees                 180,923                --                --          180,923
  Deferred acquisition cost amortization and
    renewal commissions                                   150,445                --                --          150,445
  Amortization of goodwill                                 18,143                --                --           18,143
  Other expenses                                          177,366               999                --          178,365
                                                      -----------       -----------       -----------      -----------
      Total investment and other expenses                 526,877               999                --          527,876
                                                      -----------       -----------       -----------      -----------
Interest credited on certificate liability              1,523,169                --                --        1,523,169
                                                      -----------       -----------       -----------      -----------
      Net investment loss before income taxes            (483,116)             (999)              999         (483,116)
                                                      -----------       -----------       -----------      -----------
Income tax benefit                                        621,055                --                --          621,055
                                                      -----------       -----------       -----------      -----------
      Net investment income (loss)                        137,939              (999)              999          137,939
                                                      -----------       -----------       -----------      -----------
Realized investment losses                               (428,582)               --                --         (428,582)
Income tax expense on realized investment losses               --                --                --               --
                                                      -----------       -----------       -----------      -----------
      Net realized investment losses                     (428,582)               --                --         (428,582)
                                                      -----------       -----------       -----------      -----------
      Net loss                                           (290,643)             (999)              999         (290,643)
                                                      -----------       -----------       -----------      -----------
Other comprehensive income (loss):
  Unrealized gains on available-for-sale
    securities

      Net unrealized gain, net of taxes                   502,906                --                --          502,906
                                                      -----------       -----------       -----------      -----------
Net comprehensive income (loss)                       $   212,263       $      (999)      $       999      $   212,263
                                                      ===========       ===========       ===========      ===========



                 See notes to consolidating financial statements

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
                                                                   ===========    ===========


                 See notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                 CONSOLIDATING STATEMENT OF SHAREHOLDER'S EQUITY

                          Year ended December 31, 2000

                                                                      SBM CERTIFICATE COMPANY
                                        -----------------------------------------------------------------------------------
                                        Common                     Additional     Accumulated     Retained         Total
                                        Stock                       Paid-in      Comprehensive    Earnings      Shareholder's
                                        Shares        Amount        Capital      Income (Loss)    (Deficit)        Equity
                                        ------        ------        -------      -------------    ---------     -----------
Balance at December 31, 1999             250,000   $   250,000    $ 3,050,000    $  (825,522)    $1,693,735     $ 4,168,213
                                        -----------------------------------------------------------------------------------

Net loss SBM-MN                               --            --             --             --       (429,447)       (429,447)

Changes in net unrealized gains(losses)
   On available-for-sale securities,
   Net of tax                                 --            --             --        290,115             --         290,115

Dividends paid                                --            --             --             --     (3,708,384)     (3,708,384)

Sale of SBM-MN as a reverse merger
   Transaction (July 19, 2000)          (250,000)     (250,000)    (3,050,000)       535,407      2,444,096        (320,497)
                                        -----------------------------------------------------------------------------------


Balance at July 9, 2000                       --   $        --    $        --    $        --    $        --     $        --
                                        ----------------------------------------------------------------------------------

Issuance of Common Stock                 250,000       250,000             --             --             --         250,000

Additional paid-in capital                    --            --      1,102,500             --             --       1,102,500

Contribution of common stock                  --            --        573,957             --             --         573,957

Changes in net unrealized gains
  (losses) on available-for-sale
  securities, net of tax                      --            --             --        212,791             --         212,791

Retained earnings (deficit):
  Dividends paid, net                         --            --             --             --     (2,805,421)             --

  Certificate liability release, net of tax   --            --             --             --      1,259,530              --

  Net loss since acquisition                  --            --             --             --        138,804             --
                                                                                               -----------
  Consolidated retained
    earnings (deficit)                        --            --             --             --             --      (1,407,087)
                                       ---------   -----------    -----------    -----------    -----------     -----------
Balance at December 31, 2000             250,000   $   250,000    $ 1,676,457    $   212,791    $(1,407,087)    $   732,161
                                       =========   ===========    ===========    ===========    ===========     ===========


                                                       ATLANTIC CAPITAL FUNDING CORPORATION
                                   ------------------------------------------------------------------                     Total
                                    Common                 Additional     Retained        Total                       Consolidating
                                    Stock                   Paid-in       Earnings    Shareholder's   Eliminating      Shareholder's
                                    Shares      Amount      Capital       (Deficit)      Equity         Entries           Equity
                                    ------      ------      -------       ---------      ------         -------           ------

Balance at July 9, 2000                 --    $     --    $        --     $    --     $        --     $        --     $        --

Issuance of Common Stock                --          --             --          --              --              --         250,000

Additional paid-in capital              --          --      1,000,000          --       1,000,000      (1,000,000)      1,102,500

Contribution of common stock        10,000      20,000        553,957          --         573,957        (573,957)        573,957

Changes in net unrealized gains
  (losses) on available-for-sale
  securities, net of tax                --          --             --          --              --              --         212,791

Retained earnings (deficit):
  Dividends paid, net                   --          --             --          --                              --              --

  Certificate liability release         --          --             --          --                              --              --

  Net loss since acquisition            --          --             --        (999)
                                                                          -------
  Consolidated retained
    earnings (deficit)                  --          --                                       (999)            999      (1,407,087)
                                   -------    --------    -----------                 -----------     -----------     -----------
Balance at December 31, 2000        10,000    $ 20,000    $ 1,553,957     $  (999)    $ 1,572,958     $(1,572,958)    $   732,161
                                   =======    ========    ===========     =======     ===========     ===========     ===========




                 See notes to consolidating financial statements

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
                                         ===========       ===========      ===========       ===========      ===========


                 See notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2000


                                                       SBM Certificate   Atlantic Capital     Eliminating
                                                           Company         Funding Corp.         Entries            Totals
                                                       ---------------   ----------------     ------------       ------------
Cash flows from operating activities
  Net income                                              $ (290,643)      $       (999)      $        999         $ (290,643)
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
    Loss from investment in subsidiary                           999                 --               (999)                --
    Provision for certificate liability                    1,523,169                 --                 --          1,523,169
    Realized investment losses                               428,582                 --                 --            428,582
    Deferred income tax benefit                             (621,055)                                                (621,055)
    Deferral of acquisition costs                            (80,800)                --                 --            (80,800)
    Amortization of deferred acquisition costs
     and renewal commissions                                 150,445                 --                 --            150,445
    Other amortization and depreciation                       18,947                 --                 --             18,947
    Decrease in dividends and interest receivable             41,252                 --                 --             41,252
    Increase in mortgage notes held for sale              (2,816,735)                --                 --         (2,816,735)
    Changes in other assets and liabilities                  425,769              1,890                 --            427,659
                                                        ------------       ------------       ------------       ------------
      Net cash provided by (used in)
        operating activities                              (1,220,070)               891                 --         (1,219,179)
                                                        ------------       ------------       ------------       ------------
Cash flows from investing activities
  Fixed maturity investments:
    Purchases                                               (263,808)                --                 --           (263,808)
    Sales and redemptions                                  6,434,532                 --                 --          6,434,532
  Investment in mortgage notes held for investment          (375,000)                --                 --           (375,000)
  Investment in subsidiary                                (1,000,000)                --          1,000,000                 --
  Cash paid for SBM                                       (1,350,000)                --                 --         (1,350,000)
  Purchase of computer software                              (68,003)                --                 --            (68,003)
  Repayment of certificate loans, net                         14,864                 --                 --             14,864
                                                        ------------       ------------       ------------       ------------
      Net cash provided by investing activities            3,392,585                 --          1,000,000          4,392,585
                                                        ------------       ------------       ------------       ------------
Cash flows from financing activities
  Amounts paid to face-amount certificate holders         (8,718,868)                --                 --         (8,718,868)
  Proceeds from issuance of common stock                     250,000                 --                 --            250,000
  Capital contributed to company                           1,102,500          1,000,000         (1,000,000)         1,102,500
  Amounts received from face-amount
    certificate holders                                       15,681                 --                 --             15,681
  Net dividends paid                                      (6,513,805)                --                 --         (6,513,805)
                                                        ------------       ------------       ------------       ------------
      Net cash provided by (used in)
        financing activities                             (13,864,492)         1,000,000         (1,000,000)       (13,864,492)
                                                        ------------       ------------       ------------       ------------
      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                             (11,691,977)         1,000,891                 --        (10,691,086)

Cash and cash equivalents, beginning                      14,407,479                 --                 --         14,407,479
                                                        ------------       ------------       ------------       ------------
Cash and cash equivalents, end                          $  2,715,502       $  1,000,891       $         --       $  3,716,393
                                                        ============       ============       ============       ============



                                   (continued)

                     SBM Certificate Company and Subsidiary

                          Year ended December 31, 2000



Supplemental disclosure of significant non-cash
  investing and financing activities:
  Release of certificate liability,
  net of tax                                            $  1,259,530
                                                        ============
  Acquisition of SBM-MN:
    Assets acquired                                     $ 27,390,982
    Liabilities assumed                                  (26,557,263)
    Legal acquisition costs                                 (136,868)
    Goodwill                                                 653,149
                                                        ------------
      Total purchase price                              $  1,350,000
                                                        ============
Contribution of 1st Atlantic ownership
  of ACFC to SBM-MD                                     $    573,957
                                                        ============



                 See notes to consolidating financial statements

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
                                                                   ============    ============


                 See notes to consolidating financial statements

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

     ACFC is a mortgage broker that originates residential and commercial loans and assigns certain loans to SBM-MD at closing. SBM-MD purchases these loans at ACFC's cost.

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

     PRINCIPLES OF CONSOLIDATING

     The consolidating financial statements include the accounts of SBM-MD and its wholly-owned subsidiary, ACFC. All significant inter-company balances and transactions have been eliminated.

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

     Following the Acquisition, a methodology for calculating the certificate liability was adopted and implemented, whereby the certificate liability is carried at the certificate's face-amount plus interest accrued at a minimum guaranteed rate. This methodology is in accordance with Section 28 of the Investment Company Act of 1940. Application of this method of calculating the liability resulted in a reduction of the certificate liability, net of tax of $1,259,530 at Acquisition. This amount is reflected as an adjustment to the retained earnings in the financial statements.

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

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS

     The amortized cost and estimated fair values of available-for-sale securities were as follows:

                                                                   Gross            Gross
     December 31, 2000                             Cost        Unrealized Gain  Unrealized Loss    Fair Value
                                                -----------    ---------------  ---------------    -----------
       Fixed maturities
         Mortgage-backed
           securities                           $ 8,485,032      $   236,944      $     1,849      $ 8,720,127
         Corporate securities                     3,632,239           97,246            7,297        3,722,188
         U.S. Treasury securities
           and obligations of U.S.
           government agencies                      410,123            9,065               --          419,188
         Obligations of state and
           political subdivisions                   127,041           12,456               --          139,497
                                                -----------      -----------      -----------      -----------
         Total fixed maturities                  12,654,435          355,711            9,146       13,001,000
         Equity securities                          200,663               --               --          200,663
                                                -----------      -----------      -----------      -----------
       Total available-for-sale securities      $12,855,098      $   355,711      $     9,146      $13,201,663
                                                ===========      ===========      ===========      ===========
     December 31, 1999
       Fixed maturities
         Mortgage-backed
           securities                           $10,558,001      $        28      $   282,218      $10,275,811
         Corporate securities                     8,161,388            7,405          569,999        7,598,794
         U.S. Treasury securities
           and obligations of U.S.
           government agencies                      414,246              205           31,388          383,063
         Foreign governments                        450,602               --           13,220          437,382
         Asset-backed securities                    139,908               --            2,583          137,325
         Obligations of state and
           political subdivisions                   162,449            3,435               44          165,840
                                                -----------      -----------      -----------      -----------
       Total fixed maturities                    19,886,594           11,073          899,452       18,998,215
       Equity securities                            290,688           62,857               --          353,545
                                                -----------      -----------      -----------      -----------
       Total available-for-sale                 $20,177,282      $    73,930      $   899,452      $19,351,760
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

                                        December 31, 2000                December 31, 1999
                                   ----------------------------      ----------------------------
                                                    Estimated                         Estimated
                                      Cost          fair value          Cost          fair value
                                   -----------      -----------      -----------      -----------
     FIXED MATURITIES
       Due in one year
         or less                   $        --      $        --      $   194,735      $   194,940
       Due after one year
         through five years            227,452          227,702          473,531          460,734
       Due after five years
         through ten years           1,786,485        1,868,662        2,780,967        2,579,918
       Due after ten years           2,155,466        2,184,509        5,739,452        5,349,487
       Asset-backed
         securities                         --               --          139,908          137,325
       Mortgage-backed
         securities                  8,485,032        8,720,127       10,558,001       10,275,811
                                   -----------      -----------      -----------      -----------
       Total fixed maturities      $12,654,435      $13,001,000      $19,886,594      $18,998,215
                                   ===========      ===========      ===========      ===========


     Gains (losses) of ($443,445), ($470,507) and $3,421 were realized on sales of fixed maturities classified as available-for-sale for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     The following table shows, for available-for-sale securities, a reconciliation of the net unrealized gain (loss) arising during the period and the change in net unrealized gains (losses) as reported on the accompanying consolidating statements of shareholder's equity. Amounts are reported net of related tax.

                                                        Year Ended December 31,
                                          ----------------------------------------------
                                             2000             1999              1998
                                          -----------      -----------       -----------
     Net unrealized gain (loss)
       arising during period on
       available-for-sale securities      $   221,294      $(1,162,300)      $    99,925

     Reclassification adjustment
       for net realized (gains)
       losses included in net
       income                                  (8,503)         266,330           (84,200)
                                          -----------      -----------       -----------
     Change in net unrealized gains
       (losses) on available-for-
       sale securities                    $   212,791      $  (895,970)      $    15,725
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

                                          December 31, 2000                 December 31, 1999
                                    ----------------------------      ----------------------------
                                     Carrying         Estimated        Carrying        Estimated
                                      Value          Fair Value          Value         Fair Value
                                    -----------      -----------      -----------      -----------
     Assets
       Fixed maturities             $13,001,000      $13,001,000      $18,998,215      $18,998,215
       Equity securities                200,663          200,663          353,545          353,545
       Mortgage notes held
         for sale                     3,090,618        3,197,418               --               --
       Mortgage notes held
         for investment                 727,732          727,732               --               --
       Certificate loans                110,069          110,069          124,933          124,933
       Cash and cash
         equivalents                  3,716,393        3,716,393       14,407,479       14,407,479
       Liabilities
         Certificate liability       20,926,628       20,926,628       30,116,686       30,223,837

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

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE I - INCOME TAXES

     Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses. Significant components of the deferred tax liabilities and assets as of December 31, 2000 and 1999 were:

                                                                         December 31,
                                                                   -------------------------
                                                                     2000            1999
                                                                   ---------       ---------
     Deferred tax liabilities
       Net unrealized gains on available-for-sale securities       $ 133,774       $      --
       Certificate liability release                                 630,724              --
       Other                                                              --           1,617
                                                                   ---------       ---------

         Total deferred tax liabilities                              764,498           1,617
                                                                   ---------       ---------
     Deferred tax assets
       Net unrealized losses on available for sale securities             --         288,933
       Investments                                                   311,829          96,145
       Mortgage notes                                                 38,136              --
       Capital loss carryover                                        206,455         138,683
       Net operating loss carry forward                              109,324              --
                                                                   ---------       ---------
         Total deferred tax assets                                   665,744         523,761
     Valuation allowance for deferred tax assets                    (206,455)       (522,144)
                                                                   ---------       ---------
       Net deferred tax assets                                       459,289           1,617
                                                                   ---------       ---------
       Deferred tax liabilities shown on the accompanying
         balance sheets                                            $ 305,209       $      --
                                                                   =========       =========

     The Company's net operating loss carryforward of $166,915 at December 31, 1998 was fully utilized in 1999.

     During 2000, the Company has provided a full valuation allowance for deferred tax assets on capital loss carryforwards since realization of these future benefits cannot be reasonably assured as a result of the uncertainty of the Company's ability to realize such capital loss carryforwards. If the Company has capital gains, these capital loss carryforwards would be available to offset such gains, subject to certain limitations.

     During 1999, the Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998


NOTE I - INCOME TAXES (Continued)

     At December 31, 2000, the Company had net operating loss and capital loss carryforwards of approximately $283,223 and $534,858, respectively, for income tax purposes which expire in various years through 2020.

     The components of the provision for federal income tax expense consist of the following:

                                                            Year Ended December 31,
                                                     -----------------------------------------
                                                        2000           1999            1998
                                                     ----------      ---------       ---------
     Current                                         $       --      $(211,503)      $  83,268
     Deferred                                          (621,055)        11,513         (79,525)
                                                     ----------      ---------       ---------
     Total federal income tax expense (benefit)
       (benefit)                                     $ (621,055)     $(199,990)      $   3,743
                                                     ==========      =========       =========

     Federal income tax expense differs from that computed by using the income tax rate of 34% for 2000 and 35% for 1999 and 1998, as shown below.

                                                         Year Ended December 31,
                                                -----------------------------------------
                                                   2000           1999            1998
                                                ---------       ---------       ---------
     Income tax expense (benefit) at
       statutory rate                           $(309,977)      $ (57,346)      $  12,035
     Unreimbursed capital loss carryover
       used by ARM                                     --              --         281,842
     State tax, net of federal tax benefit        (24,277)             --              --
     Increase (decrease) in valuation
       allowance related to capital loss
       and NOL carryovers                         206,455          66,700        (280,000)
     Decrease in contingent tax liability              --        (200,000)             --
     Dividend received deduction                       --          (7,211)         (7,749)
     Certificate liability adjustment            (615,904)             --              --
     Mortgage notes marked to market               38,136              --              --
     Tax-exempt interest                          (12,000)         (2,612)         (4,194)
     Other                                         96,512             479           1,809
                                               ----------       ---------       ---------
     Total federal income tax expense
       (benefit)                               $ (621,055)      $(199,990)      $   3,743
                                               ==========       =========       =========

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


NOTE K - SHAREHOLDER'S EQUITY AND REGULATORY MATTERS

     The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($20.2 million and $30.4 million at December 31, 2000 and 1999, respectively). The Company had qualified assets (at amortized cost) of $21.1 million and $34.9 million at those respective dates.

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



                                                          December 31,
                                                -------------------------------
                                                    2000               1999
                                                ------------       ------------

     Qualified assets on deposit:
        Central depository                      $ 20,114,019       $ 34,214,584
        State governmental authorities               265,110            197,021
                                                ------------       ------------
           Total qualified assets on deposit    $ 20,379,129       $ 34,411,605
                                                ============       ============

     Certificate reserve under Section 28(a)    $ 20,020,189       $ 30,116,686
     Less: Certificate loans                        (110,069)          (124,933)
     Plus: Base capital requirement                  250,000            250,000
                                                ------------       ------------
     Required deposits                          $ 20,160,120       $ 30,241,753
                                                ============       ============


NOTE L - SUBSEQUENT DISCOVERY OF FACTS

     Subsequent to the issuance of the Company's financial statements for the period ending December 31, 2000, management became aware that cash and cash equivalent balances were understated and that certain components of equity were improperly classified within the statement of equity. These errors resulted from financial institutions that hold cash or investments of the Company providing erroneous balances per the confirmation for outstanding checks of one cash account and an erroneous unrealized gain for the fixed maturities investments. In addition, management became aware of a deferred tax liability and a deferred income tax benefit resulting from the certificate liability release component of equity as a result of the implementation of a new methodology for calculating the certificate liability subsequent to the Acquisition. The inclusion of these items in the revised financial statements has the effect of increasing qualified assets by $245,765, increasing total liabilities by $305,209, decreasing shareholder's equity by $59,444 and decreasing excess qualified assets by $475,169.

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

         SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS

                                December 31, 2000

                                                                         PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                                         AMOUNT         COST (a)        VALUE (a)
                                                                        ----------      ----------      ----------
FIXED MATURITIES AVAILABLE-FOR-SALE
  U.S. TREASURY SECURITIES
    U.S. Treasury Note, 5.625%, due 5/15/2008                           $  150,000      $  145,013      $  154,078
    U.S. Treasury Note, 5.625%, due 5/15/2008                               50,000          51,360          51,360
    U.S. Treasury Note, 7.25%, due 8/15/2004                               200,000         213,750         213,750
                                                                                        ----------      ----------
                                                                                           410,123         419,188
                                                                                        ----------      ----------
OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS
  Belmont County, Ohio, Sanitary Sewer District #3 Waterworks
    Revenue Bonds, 4.25%, due 4/01/2004                                     14,000          13,702          13,952
  Douglas County, Washington, Public Utilities Districts #1, Wells
    Hydroelectric Revenue Bonds, 4%, due 9/01/2018                          55,000          49,757          52,972
  Yuba County California, Water Agency Bonds, 4%, due 3/01/2016             75,000          63,582          72,573
                                                                                        ----------      ----------
                                                                                           127,041         139,497
                                                                                        ----------      ----------
CORPORATE SECURITIES
  FINANCIAL INSTITUTIONS
    Central Fidelity Cap. I, Series A, 7.18%, due 4/15/2027                950,000         925,235         917,938
    Citigroup Inc., 7%, due 12/01/2025                                     300,000         270,000         288,420
    First Union Corp., 6.4%, due 4/1/2008                                  960,000         873,760         913,344
                                                                                        ----------      ----------
                                                                                         2,068,995       2,119,702
                                                                                        ----------      ----------
PUBLIC UTILITIES
  MCI Communications Corp., 7.75%, due 3/15/2024                           900,000         846,892         852,606
                                                                                        ----------      ----------
                                                                                           846,892         852,606
                                                                                        ----------      ----------
INDUSTRIAL:
  USX Corp., 6.65%, due 2/1/2006                                           750,000         716,352         749,880
                                                                                        ----------      ----------
                                                                                           716,352         749,880
                                                                                        ----------      ----------
    TOTAL CORPORATE SECURITIES                                                           3,632,239       3,722,188
                                                                                        ----------      ----------



                                   (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

   SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS - CONTINUED

                                  December 31, 2000



                                                                       PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                                      AMOUNT         COST (a)        VALUE (a)
---------------------------------                                    ----------      ----------      ----------
MORTGAGE-BACKED SECURITIES
  AMN Grantor, 7.3%, due 5/10/2002                                           --           2,134           2,134
  Countrywide Home Loans RAST, 1998-A8, A6, 6.2124%,
    due 8/25/2028                                                       900,000         848,493         868,751
  Federal Home Loan Mortgage Corporation
    6.5%, due 5/15/2028                                               1,000,000         891,224         955,780
    6.0%, due 1/15/2018                                               2,441,820       2,393,467       2,431,882
  Federal National Mortgage Association, 9%, due 4/01/2021               13,271          13,812          13,885
  Government National Mortgage Association
    11.5%, due 3/15/2015                                                    208             411             229
    11.5%, due 4/15/2013                                                    533             689             585
    11.5%, due 5/15/2015                                                    130             144             143
    11.5%, due 8/15/2013                                                    831             928             913
    6.875%, due 1/20/2026                                               210,536         211,745         214,812
Headlands Mortgage Sec. Inc., 1997-5 A17, 7.25%, due 11/25/2027       1,800,000       1,793,378       1,791,828
PNC Mortgage Securities Corp., 1998-7 1A13, 6.75%,
  due 9/25/2028                                                         469,720         452,038         470,673
PNC Mortgage Securities Corp., 1998-7 1A24, 7.25%,
  due 9/25/2028                                                         956,869         882,400         972,112
Residential Accredit Loans, 1997-QS8 A9, 7.375%, due 8/25/2027        1,000,000         994,172         996,400
                                                                                     ----------      ----------
                                                                                      8,485,032       8,720,127
                                                                                     ----------      ----------
TOTAL FIXED MATURITIES AVAILABLE-FOR-SALE                                            12,654,435      13,001,000
                                                                                     ----------      ----------



                                   (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

   SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS - CONTINUED

                               December 31, 2000



                                                  PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                   AMOUNT       COST (a)        VALUE (a)
---------------------------------                 ----------    ----------      ----------
EQUITY SECURITIES (b)
  INDUSTRIAL
    Aluminum Company of America                       200           10,600           10,600
                                                               -----------      -----------
  PUBLIC UTILITIES
    Carolina Power & Light                            500           32,938           32,938
    Kansas City Power & Light Company                 200           11,300           11,300
    Midamerican Energy Co.                            600           37,575           37,575
    Nicor Inc.                                        800           29,000           29,000
    Pacificorp                                        500           34,750           34,750
    San Diego Gas & Electric Co.                    4,000           44,500           44,500
                                                               -----------      -----------
                                                                   190,063          190,063
                                                               -----------      -----------
      TOTAL EQUITY SECURITIES                                      200,663          200,663
                                                               -----------      -----------
      TOTAL INVESTMENTS IN SECURITIES OF
        UNAFFILIATED ISSUERS                                   $12,855,098      $13,201,663
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
                  ==========     ===========    ===========     ==========     ==========     =========    ========

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                    SCHEDULE V - QUALIFIED ASSETS ON DEPOSIT

                                December 31, 2000


                                                                        FIRST MORTGAGES
                                                                           AND OTHER
                                                      INVESTMENTS IN    FIRST LIENS ON
        NAME OF DEPOSITORY                CASH        SECURITIES (a)     REAL ESTATE      OTHER (b)          TOTAL
        ------------------             -----------    --------------    ---------------  -----------      -----------
State governmental authorities
  Securities Department
    of Illinois                        $        --      $   265,110      $        --      $        --      $   265,110
Central depositary
  US Bank                                3,881,270       12,589,988        3,191,735           99,421       19,762,414
  Bank of America                            5,708               --               --               --            5,708
  Chase Manhattan                         (187,487)              --               --               --         (187,487)
  Chevy Chase                                  427               --               --               --              427
  State Bank                                16,475               --               --               --           16,475
  Atlantic Title & Escrow                       --               --               --          516,482          516,482
                                       -----------      -----------      -----------      -----------      -----------
Total qualified assets on deposit      $ 3,716,393      $12,855,098      $ 3,191,735      $   615,903      $20,379,129
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
                                                      ======      ===========      ===========

Total charged to income, per above
  Less reserve recoveries from
    terminations prior to maturity

  Interest credited on certificate
    reserves, per statement of
    operations and comprehensive
    income (loss)

                                                                                            ADDITIONS
                                          ---------------------------------------------------------------------------------
                                                                              RESERVE
                                                           PAYMENTS BY        CHARGED                         PARTIAL MONTH
                                           CHARGED TO      CERTIFICATE        TO OTHER                        INTEREST FOR
           DESCRIPTION                       INCOME          HOLDERS        ACCOUNTS (a)      ADJUSTMENT        DEC 2000
-------------------------------------     -----------      -----------      ------------     ------------     -------------
Reserves to mature, installment
  certificates
    Series 120                            $     9,700      $     1,923      $        --      $     2,930      $        --
    Series 220                                 10,000            2,984               --            2,160               --
    Series 315                                  5,700            4,704               --            2,007               --

Single payment certificates
    Series 503                              1,406,478           10,036           24,151           84,397           46,000

Fully paid installment certificates            98,504               --               --               --            4,200

Optional settlement certificates
  Paid-up certificate                              72               --               --                0               --

  Annuities                                    18,000               --               --            6,148            1,500
  Due to unlocated certificate
    holders                                        --               --               --               --               --
                                          -----------      -----------      -----------      -----------      -----------
  Total                                   $ 1,548,454      $    19,647      $    24,151      $    97,642      $    51,700
                                          ===========      ===========      ===========      ===========      ===========

Total charged to income, per above        $ 1,548,454
  Less reserve recoveries from
    terminations prior to maturity            (25,285)
                                          -----------
  Interest credited on certificate
    reserves, per statement of
    operations and comprehensive
    income (loss)                         $ 1,523,169
                                          ===========



                                  (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
                     PART I - SUMMARY OF CHANGES - CONTINUED

                          Year ended December 31, 2000


                                                       DEDUCTIONS                              BALANCE AT END OF YEAR
                                     -------------------------------------------    ----------------------------------------------
                                                                                                                       RESERVES
                                                                                                                      (INCLUDING
                                                        CASH                           NUMBER OF                        ADVANCE
                                                      SURRENDERS                     ACCOUNTS WITH     AMOUNT OF       PAYMENTS)
                                                        PRIOR                          SECURITY        MATURITY       WITH ACCRUED
          DESCRIPTION                MATURITIES      TO MATURITY     OTHER (a)(b)       HOLDERS         VALUE          INTEREST
---------------------------------    -----------     -----------     -----------     -------------   -----------     ------------
Reserves to mature, installment
  certificates
    Series 120                       $    21,003     $        --     $        --               8     $    50,000     $   172,042
    Series 220                                --              --              --              15          80,000         221,336
    Series 315                            12,787           7,931              --              22          90,200         141,599

Single payment certificates
    Series 503                         5,315,278       2,930,926       1,484,092           1,691      21,087,286      18,926,313

Paid-up bonds                                 --         263,366         526,489             397       2,099,101       1,271,625

Optional settlement certificates
  Paid-up certificate                         --             584              --               3             575             483
  Annuities                              365,465             540              --              17         193,230         193,230

  Due to unlocated certificate
    holders                                   --             392           2,799              26           2,799              --
                                     -----------     -----------     -----------     -----------     -----------     -----------

  Total                              $ 5,714,533     $ 3,203,739     $ 2,013,380           2,179     $23,603,191     $20,926,628
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


                                  (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                           CLASSIFIED BY AGE GROUPINGS

                          Year ended December 31, 2000



                                               BALANCE AT BEGINNING OF YEAR
                                          --------------------------------------
                                          NUMBER OF
                                          ACCOUNTS
                               AGE          WITH        AMOUNT OF
                              ROUPING     SECURITY      MATURITY       AMOUNT OF
                              N YEARS      HOLDERS        VALUE        RESERVES
                              -------     ---------     ---------      ---------

Series 120                      23           1          $  6,000      $  12,426
                                24           1             8,000         10,807
                                25           0                --             --
                                31           1             5,000         13,509
                                32           0                --             --
                                34           1             6,000         17,720
                                35           1             6,000         18,904
                                36           1             3,000         10,268
                                37           0                --             --
                                38           1             6,000         22,511
                                40           2            14,000         68,775
Interest reserve
Accrued interest payable                                                  3,572
                                           ---          --------      ---------
Total                                        9          $ 54,000      $ 178,492
                                           ===          ========      =========

Series 220                      23           1          $ 12,000      $  16,086
                                24           0                --             --
                                29           1             4,000          8,524
                                30           0                --             --
                                31           1             6,000         14,659
                                32           7            35,000         93,039
                                33           3            15,000         46,069
                                34           2             8,000         24,717
                                35           0                --             --
Interest reserve
Accrued interest payable                                                  3,098
                                           ---          --------      ---------
Total                                       15          $ 80,000      $ 206,192
                                           ===          ========      =========




                                  (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2000


                                     DEDUCTIONS                     BALANCE AT END OF YEAR
                              ----------------------    --------------------------------------------------
                                                                       NUMBER OF
                                  CASH                               ACCOUNTS
                               SURRENDERS                 AGE          WITH        AMOUNT OF
                                 PRIOR                  GROUPING     SECURITY      MATURITY      AMOUNT OF
                              TO MATURITY     OTHER     IN YEARS      HOLDERS        VALUE       RESERVES
                              -----------     -----     --------     ---------     ---------     ---------
Series 120                                                23            0          $     --      $      --
                                                          24            1             6,000         15,869
                                                          25            1             8,000         11,710
                                                          31            0                --             --
                                                          32            1             5,000         14,904
                                                          34            0                --             --
                                                          35            1             6,000         18,966
                                                          36            1             6,000         19,082
                                                          37            1             3,000         11,138
                                                          38            0                --             --
                                25,988                    40            2            16,000         75,076
Interest
  reserve

Accrued interest
  payable                                                                                            5,297
                              --------        -----                   ---          --------      ---------
Total                         $ 25,988           --                     8          $ 50,000      $ 172,042
                              ========        =====                   ===          ========      =========
Series 220                                                23            0          $     --      $      --
                                                          24            1            12,000         16,521
                                                          29            0                --             --
                                                          30            1             4,000          8,970
                                                          31            0                --             --
                                                          32            1             5,000         15,711
                                                          33            7            35,000         99,512
                                                          34            3            15,000         48,866
                                                          35            2             8,000         26,457
Interest
  reserve

Accrued interest
  payable                                                                                            5,299
                              --------        -----                   ----         --------      ---------
Total                         $     --        $  --                     15         $ 79,000      $ 221,336
                              ========        =====                   ====         ========      =========



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



                                  (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2000


                                    DEDUCTIONS                      BALANCE AT END OF YEAR
                              --------------------     --------------------------------------------------
                                                                       NUMBER OF
                                 CASH                               ACCOUNTS
                              SURRENDERS                 AGE          WITH        AMOUNT OF
                               PRIOR TO                GROUPING     SECURITY      MATURITY      AMOUNT OF
                               MATURITY      OTHER     IN YEARS     HOLDERS         VALUE       RESERVES
                              ----------     -----     --------     ---------     ---------     ---------
Series 315                                                12             1        $  2,200      $   1,644
                                                          13             1           5,500          4,401
                                                          14             0              --             --
                                                          15             4          22,000         21,766
                                  9,054                   16             1           2,200          2,657
                                                          17             5          13,200         18,161
                                                          18             4          17,600         25,633
                                                          19             2          13,200         31,399
                                                          20             4          14,300         26,376

Interest reserve                                                                                    2,706
Accrued interest
  payable                                                                                           6,856
                                -------      -----                     ---        --------      ---------
Total                           $ 9,054      $  --                      22        $ 90,200      $ 141,599
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
                                                                      ========        ========       =======        ========

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                SCHEDULE XII - VALUATION AND QUALIFYING ACCOUNTS



                                                         ADDITIONS
                                                  -------------------------
                                                                 CHARGED TO
                                   BEGINNING      CHARGED TO        OTHER
        DESCRIPTION                 OF YEAR         EXPENSE       ACCOUNTS      DEDUCTIONS       END OF YEAR
-------------------------------    ---------      ----------     ----------     ----------       -----------
(IN THOUSANDS)
Valuation allowance on deferred
  tax assets year ended
  December 31,
     2000                          $      --      $      --      $ 206,455 (1)  $       --        $ 206,455
     1999                          $ 120,000      $ 140,981      $ 261,163 (2)  $       --        $ 522,144
     1998                          $ 400,000      $      --      $      --      $ (280,000)(3)    $ 120,000
     1997                          $ 714,521      $      --      $      --      $ (314,521)(4)    $ 400,000


(1) The valuation allowance was increased as a result of establishing a full valuation allowance on deferred tax assets for capital loss carryforwards.

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