Form 10-Q
period 2001-03-31
SBM CERTIFICATE CO
filed 2001-08-31
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

     As of August 15, 2001, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

                             SBM Certificate Company
                                Explanatory Note

     On July 19, 2000, SBM Certificate Company, a Maryland Corporation ("SBM-MD" or the "Company") and SBM Certificate Company, a Minnesota Corporation ("SBM-MN") consummated a reverse merger transaction ("the Merger") pursuant to which SBM-MD became the surviving corporation. As a result of the Merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations", the Company will be considered the acquiring enterprise for financial reporting purposes. Accordingly, this Form 10-Q for the quarter ended March 31, 2001 presents SBM-MD's current financial information along with SBM-MN's historical financial information.

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2001
              (unaudited) and December 31, 2000...............................3

         Consolidated  Statements of Operations for the three months ended March
              31, 2001(unaudited) and March 31, 2000 (unaudited)..............4

         Consolidated Statement of Shareholder's Equity for the
              three months ended March 31, 2001 (unaudited)...................5

         Consolidated Statements of Cash Flows for the three
              months ended March 31, 2001 (unaudited) and March 31, 2000
              (unaudited).....................................................6

         Notes to Consolidated Financial Statements ..........................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................8

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........10

Part II.  OTHER INFORMATION..................................................11

Item 1.  LEGAL PROCEEDINGS ..................................................11

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS............................11

SIGNATURES ..................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 2001   December 31,
                                                                          (Unaudited)        2000
                                                                         ------------    ------------
Qualified assets
      Cash and investments
            Investments in securities of unaffiliated issuers
                  Fixed maturities, available-for-sale, at fair value
                      (amortized cost: $11,634,267 and $12,654,435)       $12,077,333     $13,001,000
            Equity securities, at fair value (cost: $200,663)                 203,488         200,663
      Mortgage notes held for sale                                          4,623,966       3,090,618
      Mortgage notes held for investment                                      742,732         727,732
      Escrows                                                                 300,677         250,000
      Certificate loans                                                       110,049         110,069
      Cash and cash equivalents                                             2,078,143       3,716,393
                                                                         ------------    ------------
            Total cash and investments                                     20,136,388      21,096,475
                                                                         ------------    ------------
Receivables
      Dividends and interest                                                  155,085          99,421
      Escrow receivable                                                       266,482         266,482
                                                                         ------------    ------------
            Total receivables                                                 421,567         365,903
                                                                         ------------    ------------
            Total qualified assets                                         20,557,955      21,462,378
Other assets
      Computer software                                                        73,028          68,072
      Goodwill, net of accumulated amortization of $29,029 and $18,143        624,120         635,006
      Deferred acquisition costs                                              130,189          80,436
      Other assets                                                             13,466          13,466
                                                                         ------------    ------------
            TOTAL ASSETS                                                  $21,398,758     $22,259,358
                                                                         ============    ============
Liabilities
      Required deposits                                                   $18,728,842     $20,020,189
      Additional certificate liability                                      1,773,953         906,439
      Accounts payable and other liabilities                                  138,182         241,940
      Related party payable                                                    62,844          53,420
      Deferred tax liability                                                  305,209         305,209
                                                                         ------------    ------------
            Total liabilities                                              21,009,030      21,527,197
                                                                         ------------    ------------
Shareholder's equity
      Common stock, $1 par value; 10,000,000 shares
            authorized; 250,000 shares issued and outstanding                 250,000         250,000
      Additional paid-in capital                                            1,676,457       1,676,457
      Accumulated comprehensive income, net of taxes                          272,978         212,791
      Retained earnings (deficit)                                          (1,809,707)     (1,407,087)
                                                                         ------------    ------------
            Total shareholder's equity                                        389,728         732,161
                                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                $21,398,758     $22,259,358
                                                                         ============    ============


           See accompanying notes to consolidated financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED
                                                                    MARCH 31, 2001     MARCH 31, 2000
                                                                      (Unaudited)        (Unaudited)
                                                                       ---------          ---------
Investment income
      Interest and dividend income                                      $299,041           $546,065
      Other investment income                                             74,778                 --
      Mortgage interest income                                           132,327                 --
                                                                       ---------          ---------
Total investment income                                                  506,146            546,065
                                                                       ---------          ---------

Investment and other expenses
      Management and investment advisory fees                            103,360             44,411
      Deferred acquisition cost amortization and renewal commissions      17,155             43,494
      Amortization of goodwill                                            10,886                 --
      Other expenses                                                      54,343                601
                                                                       ---------          ---------

Total investment and other expenses                                      185,744             88,506

Interest credited on certificate liabilities                             355,307            376,414
                                                                       ---------          ---------
Net investment income (loss) before income tax                           (34,905)            81,145
                                                                       ---------          ---------
Other operating income:
    Origination fee income                                               196,606                 --
    Other loan fee income                                                 30,417                 --
                                                                       ---------          ---------
Total other operating income                                             227,023                 --
                                                                       ---------          ---------
Other operating expenses:
    Salaries and commissions                                             167,076                 --
    Other expenses                                                        11,702                 --
                                                                       ---------          ---------
Total other operating expenses                                           178,778                 --
                                                                       ---------          ---------
Net other operating income before income tax                              48,245                 --
                                                                       ---------          ---------
Net investment and other operating income before income tax               13,340             81,145
Income tax expense                                                            --            (18,176)
                                                                       ---------          ---------
Net investment and other operating income                                 13,340             62,969
                                                                       ---------          ---------

Realized investment gains                                                  6,355             12,531
Income tax expense on realized investment gains                               --             (4,386)
                                                                       ---------          ---------
Net realized investment gains                                              6,355              8,145
                                                                       ---------          ---------
Net income                                                               $19,695            $71,114
                                                                       =========          =========
Other comprehensive income (loss):
     Unrealized gains on available-for-sale securities
          Unrealized gain, net of taxes                                   60,187             56,734
                                                                       ---------          ---------
Net comprehensive income                                                 $79,882           $127,848
                                                                       =========          =========


           See accompanying notes to consolidated financial statements

                     SBM Certificate Company and Subsidiary
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

              For the three months ended March 31, 2001 (Unaudited)

                                                                          SBM CERTIFICATE COMPANY
                                        --------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                          Common                       Additional       Compre-        Retained           Total
                                          Stock                         Paid-in         hensive        Earnings        Shareholder's
                                          Shares          Amount        Capital       Income (Loss)    (Deficit)          Equity
                                        ----------       --------       -------       -------------    ---------       -------------
Balance at December 31, 2000              250,000       $ 250,000     $ 1,676,457       $ 212,791     $(1,407,087)     $ 732,161

Changes in net unrealized gains
   (losses) on available-for-sale
    securities, net of tax                     --              --              --          60,187                         60,187


   Dividends paid                              --              --              --              --        (422,315)      (422,315)

   Net income                                  --              --              --              --          19,695         19,695
                                                                                                         --------

                                          -------        --------       ---------       ---------      ----------       --------

Balance at March 31, 2001                 250,000       $ 250,000     $ 1,676,457       $ 272,978     $(1,809,707)     $ 389,728
                                          =======        ========       =========       =========      ==========       ========


           See accompanying notes to consolidated financial statements

                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three months ended March 31, (Unaudited)

                                                                        2001            2000
                                                                    -----------    ------------
Cash flows from operating activities
      Net income                                                        $19,695         $71,114
      Adjustments to reconcile net income to net cash
      provided by operating activities
          Provision for certificate liability                           355,307         376,414
          Realized investment gains                                      (6,355)        (12,531)
          Deferral of acquisition costs                                 (66,908)             --
          Amortization of deferred acquisition costs
              and renewal commissions                                    17,155              --
          Other amortization and depreciation                            10,886              --
          Increase in dividends and interest receivable                 (48,312)             --
          Increase in mortgage notes held for sale                   (1,534,448)             --
          Changes in other assets and liabilities                      (447,443)         80,068
                                                                    -----------    ------------
              Net cash provided by (used in) operating activities    (1,700,423)        515,065
                                                                    -----------    ------------
Cash flows from investing activities
          Fixed maturity investments:
              Purchases                                                      --          (7,254)
              Sales and redemptions                                   1,025,780         389,622
          Principal payments received on notes receivable                 1,100              --
          Investment in mortgage notes held for investment              (15,000)             --
          Purchase of fixed assets                                       (4,956)             --
          Repayment of certificate loans, net                                20             (37)
                                                                    -----------    ------------
              Net cash provided by investing activities               1,006,944         382,331
                                                                    -----------    ------------
Cash flows from financing activities
    Amounts paid to face-amount certificate holders                  (1,515,702)       (739,714)
    Amounts received from face-amount certificate holders               993,246          37,300
    Dividends paid                                                     (422,315)             --
                                                                    -----------    ------------
          Net cash used in financing activities                        (944,771)       (702,414)
                                                                    -----------    ------------
          NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                   (1,638,250)        194,982

Cash and cash equivalents, beginning                                  3,716,393      14,407,479
                                                                    -----------    ------------
Cash and cash equivalents, end                                       $2,078,143     $14,602,461
                                                                    ===========    ============


           See accompanying notes to consolidated financial statements

                             SBM CERTIFICATE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

1.   ORGANIZATION AND BASIS OF PRESENTATION

     SBM Certificate Company (the "Company" or "SBM-MD") was formed on May 24, 2000 under the laws of the State of Maryland. The Company is a wholly owned subsidiary of State Bond & Mortgage Company, LLC ("State Bond"). The Company is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the "1940 Act"). Face-amount certificates issued by the
Company entitle the certificate holder to receive, at maturity, the principal investment and accrued interest. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.

     On July 19, 2000, SBM-MD completed a merger transaction with SBM Certificate Company, a Minnesota corporation ("SBM-MN"), whereby the Company became the surviving corporation (See note 2). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     On December 17, 2000, 1st Atlantic contributed, its 100% ownership interest in Atlantic Capital Funding Corporation ("ACFC") by assigning its 10,000 shares of ACFC Common Stock to SBM-MD (the "Contribution"). The Contribution resulted in additional paid-in capital to SBM-MD for the investment in ACFC, which totaled $573,957. SBM-MD also invested $1 million into ACFC on this date. ACFC was formed under the laws of the state of Maryland on March 27, 1997 and is a wholly-owned subsidiary of SBM-MD. ACFC is a mortgage broker that originates and sells residential and commercial real estate loans.

     Operating results for the Company for the three months ended March 31, 2001, are not necessarily indicative of those to be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.   ACQUISITION OF COMPANY BY STATE BOND & MORTGAGE COMPANY, L.L.C.

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

     Following the Acquisition, a methodology for calculating the certificate liability was adopted and implemented, whereby the certificate liability is carried at the certificate's face amount plus interest accrued at a minimum guaranteed rate. This methodology is in accordance with Section 28 of the Investment Company Act of 1940. The application of this method of calculating the liability resulted in a reduction of the certificate liability of $1,259,530, net of tax, at the Acquisition. This amount is reflected in the financial statements for the period ending December 31, 2000 as an adjustment to the retained earnings.

     As a result of the Acquisition transactions, SBM-MD has succeeded SBM-MN as the "registrant" in all filings made by SBM-MN under the Securities Act of 1933, Securities Exchange Act of 1934 and Investment Act of 1940 ("1940 Act).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     SBM MN was incorporated in (Minnesota) in June 1990 to assume the face-amount certificate business of SBM Company ("SBM"), which began in 1914. ARM purchased most of the assets of SBM in June 1995 and continued the issuance of face-amount certificates. The Company was formed on May 24, 2000 under the laws of the State of Maryland. The Company is a wholly-owned subsidiary of State Bond. The Company is an issuer of face-amount certificates and is registered under the 1940 Act. Face-amount certificates issued by the Company entitle the certificate holder to receive, at maturity, the principal investment and accrued interest. As a result of the Acquisition, the Company has assumed the obligations of SBM MN's outstanding face-amount certificates and now is the issuer of face-amount certificates that trace their origin to the early 1900s.

Business

     The Company's sole business is issuing and servicing fixed rate face-amount certificates. A face-amount certificate is an obligation of the issuer to pay a face, or principal, amount, plus specified interest, to the holder of the certificate. Under the certificates, the face amount may be paid at the end of a certificate's guarantee period or at its maturity date. Lesser amounts are paid at such times if all or part of an investment in the certificate is withdrawn prior to maturity or the end of any guarantee period. Interest, as described above, may be paid quarterly or annually, or may be compounded.

     The Company currently offers four series of single-payment investment certificates. The Company's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities.

     The Company's gross margin is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed rate certificate deposits ("investment spread"). The investment spread is affected principally by general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on its earnings. The Company maintains its certificate liability in accordance with Section 28 of the 1940 Act and has reflected such on its Consolidated Balance Sheet as of March 31, 2001. State Bond provides the Company with administrative services pursuant to an Administrative Services Agreement. The Company's subsidiary, ACFC, originates and sells residential and commercial real estate loans.

Competition

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

Results of Operations

For three months ended March 31, 2001 compared with three months ended March 31, 2000

     The Company had net income of $19,695 and $71,114 for the three months ended March 31, 2001 and 2000, respectively. Net income for the periods ended March 31, 2001 and March 31, 2000 stemmed mainly from the net investment and other operating income of $13,340 and $62,969, respectively. The decrease in net investment and other operating income is primarily attributable to a decrease in investment income and an increase in total investment and other expenses.

     Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $150,839 during the first three months of 2001 compared to $169,651 during the three month period ended March 31, 2000. On an annualized yield basis, these amounts reflect net investment spread of 2.91% and 1.27% for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. The Company's investment income decreased to $506,146 from $546,065 for the three months ended March 31, 2001 and three months ended March 31, 2000, respectively. The investment income represents annualized investment yields of 10.07% and 6.30% on average cash and cash and investments of $20.1 million and $34.6 million for the three months ended March 31, 2001 and three months ended March 31, 2000, respectively. The decrease in investment income is attributable to less cash and investments being held by the Company.

     Interest credited on certificate reserves was $355,307 and $376,414 for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. These amounts represent annualized average rates of interest credited of 6.38% and 5.03% on average certificate reserves of $22.2 million and $30.0 million for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made by the Company periodically. New and renewal certificates issued during the three months ended March 31, 2001 have crediting rates that are generally higher than certificates that matured during the same period, resulting in the overall increase in the average crediting rate.

     Investment and other expenses were $185,744 and $88,506 for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. The increase in investment and other expenses was mainly the result of an increase in the management fee and other expenses.

       Net operating income of $48,245 consists of the mortgage broker operations of ACFC, which became a subsidiary of the Company in December 2000. Other operating income of $227,023 is derived from loan origination fees and other miscellaneous loan fees relating to originating and brokering loans. Other operating expenses of $178,778 consists mainly of salaries and commissions paid in relation to originating and brokering loans.

     Realized investment gains were $6,355 and $12,531 for the three months ended March 31, 2001 and March 31, 2000, respectively. Realized investment gains and losses are primarily interest-rate related and attributable to the asset/liability management strategies of the Company.

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. The Company's investments in fixed maturities were 100% investment grade at March 31, 2001. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of or BBB- or above). As of March 31, 2001, the Company held no securities, which had defaulted, on principal or interest payments.

     Fixed maturities include mortgage-backed and asset-backed securities, and corporate securities, which include pass-through securities but are primarily collateralized mortgage obligations ("CMOs"). These totaled $8.1 million at March 31, 2001, representing 39.9% of total qualified assets. MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool. Additionally, the Company routinely projects three year liability and asset cash flows with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. The Company's asset/liability management strategies not only allow the Company to monitor its short-term liquidity needs, but also provide protection of the investment portfolio from adverse changes in interest rates.

     Certificate liability decreased $423,833 or .02% during the first three months of 2001, as maturities and surrenders exceeded sales and renewals. Of the face-amount certificates reaching their maturity date during the three months ended March 31, 2001 and 2000, 71% and 83%, respectively, were renewed.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company's assets are represented by fixed maturities comprised of government and corporate bonds and mortgage-backed securities. The management of interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

Presently, the Company has a portion of its portfolio invested in real estate loans, which includes $4.6 million of mortgage notes held for sale and $.7 million of mortgage notes held for investment. Over time, it anticipates increasing this segment of its investment portfolio to enhance the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no greater than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

In addition to standard methods used to analyze interest rate sensitivity, the Company regularly analyzes the potential impact of a range of different interest rate models. These provide "benchmarks" for assessing the impact on Company earnings if rates moved higher or lower than the expected targets set in our investment guidelines. The Company will continue to formulate strategies directed at protecting earnings from the potential negative effects of changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                               REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                    EXHIBITS

     No exhibits are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2001.

                                            SBM CERTIFICATE COMPANY


                                            By: /s/ Eric M. Westbury
                                                 ----------------------------
                                                 President

                                            By: /s/ Trey Stafford
                                                 ----------------------------
                                                 Chief Financial and Accounting
                                                 Officer