Form 10-Q
period 2001-06-30
SBM CERTIFICATE CO
filed 2001-09-26
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

     As of September 15, 2001, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

                             SBM Certificate Company
                                Explanatory Note

     On July 19, 2000, SBM Certificate Company, a Maryland Corporation ("SBM-MD" or the "Company") and SBM Certificate Company, a Minnesota Corporation ("SBM-MN") consummated a reverse merger transaction ("the Merger") pursuant to which SBM-MD became the surviving corporation. As a result of the Merger and in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations", the Company will be considered the acquiring enterprise for financial reporting purposes. Accordingly, this Form 10-Q for the quarter ended June 30, 2001 presents SBM-MD's current financial information along with SBM-MN's historical financial information.


Table of Contents

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2001
              (unaudited) and December 31, 2000..................................................3

         Consolidated Statements of Operations for the three months ended
              June 30, 2001(unaudited) and June 30, 2000 (unaudited).............................4

         Consolidated Statements of Operations for the six months ended
              June 30, 2001(unaudited) and June 30, 2000 (unaudited).............................4

         Consolidated Statements of Cash Flows for the six
              months ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited)...............5

         Notes to Consolidated Financial Statements .............................................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................................7

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................10

Part II.  OTHER INFORMATION......................................................................10

Item 1.  LEGAL PROCEEDINGS ......................................................................10

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS................................................10

SIGNATURES ......................................................................................11


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                       SBM Certificate Company and Subsidiary
                                            CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 2001      December 31, 2000
                                                                  -------------------- --------------------
                                                                      (unaudited)
ASSETS
Cash and investments
      Fixed maturities, available-for-sale, at fair value

        (amortized cost: $8,250,601 and $12,654,435)                   $ 8,593,371        $13,001,000
      Equity securities, at fair value (cost:$0 and $200,663)                   --            200,663
      Mortgage notes held for sale                                       4,713,539          3,090,618
      Mortgage notes held for investment                                   742,732            727,732
      Real estate tax certificate pools                                  2,931,854                 --
      Escrows                                                              563,708            250,000
      Certificate loans                                                    110,049            110,069
      Cash and cash equivalents                                          2,431,201          3,716,393
                                                                       -----------        -----------
         Total cash and investments                                     20,086,454         21,096,475
                                                                       -----------        -----------
  Receivables
      Dividends and interest                                               220,184             99,421
      Escrow receivable                                                    266,482            266,482
                                                                       -----------        -----------
         Total receivables                                                 486,666            365,903
                                                                       -----------        -----------
            Total qualified assets                                      20,573,120         21,462,378

  Other assets
      Fixed assets, net of accumulated depreciation of $896 and $0         190,370             68,072
      Goodwill, net of accumulated amortization of $39,915 and $18,143     613,234            635,006
      Deferred acquisition costs                                           313,291             80,436
      Other assets                                                          19,416             13,466
                                                                       -----------        -----------
TOTAL ASSETS                                                           $21,709,431        $22,259,358
                                                                       ===========        ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Statutory certificate liability                                       19,201,787         20,020,189
  Additional certificate liability                                       2,293,701            906,439
  Accounts payable and other liabilities                                   189,983            241,940
  Due to related party payable                                              10,860             53,420
  Deferred tax liability                                                   206,107            305,209
                                                                       -----------        -----------
      Total liabilities                                                 21,902,438         21,527,197
                                                                       -----------        -----------
Shareholder's equity
  Common stock, $1 par value; 10,000,000 shares
     authorized; 250,000 shares issued and outstanding                     250,000            250,000
  Additional paid-in capital                                             1,676,457          1,676,457
  Accumulated comprehensive income, net of taxes                           211,941            212,791
  Retained earnings (deficit)                                           (2,331,405)        (1,407,087)
                                                                       -----------        -----------
     Total shareholder's equity (deficit)                                 (193,007)           732,161
                                                                       -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                             $21,709,431        $22,259,358
                                                                       ===========        ===========

                         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                     SBM Certificate Company and Subsidiary
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                             -----------------------        ------------------------
                                                                 2001       2000                2001         2000
                                                             -----------------------        ------------------------
Investment income
  Interest and dividend income from secuirities               $ 227,194   $ 460,862          $ 525,764    $ 990,008
  Other investment income (loss)                                  3,614      (3,707)            11,209       13,212
  Mortgage interest income                                      163,081          --            295,406           --
                                                              ---------   ---------          ---------    ---------
Total investment income                                         393,889     457,155            832,379    1,003,220
                                                              ---------   ---------          ---------    ---------

Investment and other expenses
  Management and investment advisory fees                       112,779      32,980            216,139       68,700
  Deferred acquisition cost amortization and renewal
   commission                                                    28,575      42,002             45,730       85,496
  Amortization of goodwill                                       12,378          --             21,772           --
  Depreciation expense                                              896          --                896           --
  Other expenses                                                270,230      54,489            313,625       63,781
                                                              ---------   ---------          ---------    ---------
Total investment and other expenses                             424,858     129,471            598,162      217,977
Interest credited on certificate liabilities                    417,852     348,801            705,437      725,216
                                                              ---------   ---------          ---------    ---------
Net investment income (loss) before income tax                 (448,821)    (21,117)          (471,220)      60,027

Other operating income:
  Origination fee income                                        126,982          --            308,340           --
  Other loan fee income                                          16,569          --             62,233           --
                                                              ---------   ---------          ---------    ---------
Total other operating income                                    143,551          --            370,573           --
                                                              ---------   ---------          ---------    ---------
Other operating expenses:
  Salaries and commissions                                      108,692          --            255,286           --
  Other expenses                                                 28,421          --            108,394           --
                                                              ---------   ---------          ---------    ---------
Total other operating expenses                                  137,113          --            363,680           --
                                                              ---------   ---------          ---------    ---------
Net other operating income before income tax                      6,438          --              6,893           --
                                                              ---------   ---------          ---------    ---------
Net investment and other operating income before income tax    (442,383)    (21,117)          (464,327)      60,027
Income tax benefit (expense)                                     61,210       2,508             61,210      (15,668)
                                                              ---------   ---------          ---------    ---------
Net investment and other operating income (loss)               (381,173)    (18,609)          (403,117)      44,359
                                                              ---------   ---------          ---------    ---------
Realized investment gains (losses)                               64,884    (465,599)            58,733     (453,068)
Income tax expense on realized investment gains (losses)             --     (16,352)                --      (20,738)
                                                              ---------   ---------          ---------    ---------
Net realized investment gains (losses)                           64,884    (481,951)            58,733     (473,806)
                                                              ---------   ---------          ---------    ---------
Net loss                                                       (316,289)   (500,560)          (344,384)    (429,447)
                                                              ---------   ---------          ---------    ---------
Other comprehensive income (loss):
  Unrealized gains (losses) on available-for-sale securities
    Unrealized gain, net of taxes                               (61,037)    233,381               (850)     290,115
                                                              ---------   ---------          ---------    ---------
Net comprehensive loss                                        $(377,326)  $(267,179)         $(345,234)   $(139,332)
                                                              =========   =========          =========    =========



                                SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, (Unaudited)

                                                                  2001                 2000
                                                              ------------         ------------
Cash flows provided by operating activities
  Net loss                                                   $  (344,384)         $  (429,447)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
   Provision for certificate liability                           705,437              725,216
   Realized investment gains                                     (58,733)             453,068
   Deferral of acquisition costs                                (278,585)            (80,000)
   Amortization of deferred acquisition costs
     and renewal commissions                                      45,730               85,496
   Amortization and depreciation                                  22,668                   --
   Increase (Decrease) in dividends and interest receivable     (120,763)              40,289
   Increase in motgage notes held for sale                    (2,045,725)                  --
   Changes in other assets and liabilities                      (542,888)             156,290
                                                             -----------          -----------
     Net cash provided by (used in) operating activities      (2,617,243)             950,912
                                                             -----------         ------------
Cash flows from investing activities
 Fixed maturity investments:
   Purchases                                                          --             (263,808)
   Maturities, sales and redemptions                           4,666,175            5,813,370
  Principal payments received on notes receivable                422,804                   --
  Investment in motgage notes held for investment                (15,000)                  --
  Real estate tax certificate pools:
   Purchases                                                  (3,154,517)                  --
   Repayments of tax certificates                                252,343                   --
  Purchase of fixed assets                                      (123,263)                  --
  Repayment of certificate loans, net                                 20               14,388
                                                             -----------          -----------
     Net cash provided by investing activities                 2,048,562            5,563,950
                                                             -----------          -----------
Cash flows from financing activities
  Amounts paid to face-amount certificate holders             (3,432,375)          (3,609,377)
  Amounts received from face-amount certificate holders        3,295,798               15,681
  Net dividends paid                                            (579,934)          (2,100,000)
                                                             -----------          -----------
     Net cash used in financing activities                      (716,511)          (5,693,696)
                                                             -----------          -----------

     NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                    (1,285,192)             821,166

Cash and cash equivalents, beginning                           3,716,393           14,407,479
                                                             -----------          -----------
Cash and cash equivalents, end                               $ 2,431,201          $15,228,645
                                                             ===========          ===========

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     SBM CERTIFICATE COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

1.   ORGANIZATION AND BASIS OF PRESENTATION

     SBM Certificate Company (the "Company" or "SBM-MD") was formed on May 24, 2000 under the laws of the State of Maryland. The Company is a wholly owned subsidiary of State Bond & Mortgage Company, LLC ("State Bond"). The Company is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the "1940 Act"). Face-amount certificates issued by the
Company entitle the certificate holder to receive, at maturity, the principal investment and accrued interest. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q.

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

     Operating results for the Company for the six months ended June 30, 2001, are not necessarily indicative of those to be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

     The Company's gross investment margin is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed rate certificate deposits ("investment spread"). The investment spread is affected principally by general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on its earnings. The Company maintains its certificate liability in accordance with Section 28 of the 1940 Act and has reflected such on its Consolidated Balance Sheet as of June 30, 2001. State Bond provides the Company with administrative services pursuant to an Administrative Services Agreement. The Company's subsidiary, ACFC, originates and sells residential and commercial real estate loans.

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

Results of Operations
For the six months ended June 30, 2001 compared with the six months ended June 30, 2000

     The Company had a net loss of $344,384 and $429,447 for the six months ended June 30, 2001 and 2000, respectively. The net loss for the period ended June 30, 2001 stemmed mainly from the net investment loss before income tax of $471,220 as compared to net investment income before income tax of $60,027 for the period ended June 30, 2000. The decrease in net investment income before income tax for the period ended June 30, 2001 was due to a decrease in investment income and an increase in investment and other expenses. The net loss for the period ended June 30, 2000 consisted mainly of realized investment losses of $453,068.

     Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $126,942 during the first six months of 2001 compared to $278,004 for the six month period ended June 30, 2000. On an annualized yield basis, these amounts reflect net investment spread of 1.20% and 1.11% for the six months ended June 30, 2001 and 2000, respectively. The Company's investment income decreased to $832,379 from $1,003,220 for the six months ended June 30, 2001 and 2000, respectively. The investment income represents annualized investment yields of 8.08% and 6.10% on average cash and investments of $20.6 million and $31.9 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in investment income is attributable to less cash and investments being held by the Company.

     Interest credited on certificate reserves was $705,437 and $725,216 for the six months ended June 30, 2001 and 2000, respectively. These amounts represent annualized average rates of interest credited of 6.65% and 4.99% on average certificate liability of $21.2 million and $28.5 million for the six months ended June 30, 2001 and 2000, respectively. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made by the Company periodically. New and renewal certificates issued during the six months ended June 30, 2001 have crediting rates that are generally higher than certificates that matured during the same period, resulting in the overall increase in the average crediting rate.

     Investment and other expenses were $598,162 and $217,977 for the six months ended June 30, 2001 and 2000, respectively. The increase in investment and other expenses was mainly the result of an increase in the management fee and other expenses.

         Net other operating income before income tax of $6,893 consists of the mortgage broker operations of ACFC, which became a subsidiary of the Company in December 2000. Other operating income of $370,573 is derived from loan origination fees and other miscellaneous loan fees relating to originating and brokering loans. Other operating expenses of $363,680 consists of salaries and commissions paid in relation to originating and brokering loans and other costs in operating the mortgage company.

     Realized investment gains (losses) were $58,733 and ($453,068) for the six months ended June 30, 2001 and 2000, respectively. Realized investment gains and losses are primarily interest-rate related and attributable to the asset\liability management strategies of the Company. The Company invests in a mixture of investments ranging from securities with fixed maturities, mortgage notes (originated by ACFC) and tax certificate pools. The objective of each investment is to provide reasonable returns while limiting liquidity and credit risks.

     The Company's investments in fixed maturities totaled $8,593,371 at June 30, 2001, 42.78% of the investment portfolio. Fixed maturity investments were 100% investment grade at June 30, 2001. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). As of June 30, 2001, the Company held no securities that had defaulted on principal or interest payments. Fixed maturities include mortgage-backed securities ("MBSs") and asset-backed securities, which include pass-through securities but are primarily collateralized mortgage obligations ("CMOs"). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

     The Company's investments in residential and commercial real estate mortgage notes receivable totaled $5,456,271 at June 30, 2001, 27.16% of the investment portfolio. These real estate mortgage notes consist of $4,713,539 of mortgage notes held for sale and $742,732 of mortgage notes held for investment. The notes accrue interest at rates ranging from 9.99% to 16% per annum and are secured by the underlying real property. The Company's intention is to sell the mortgage notes held for sale to a buyer under certain favorable market conditions and to hold the mortgage notes held for investment as a long-term investment.

     The Company's other significant investment type is interest in real estate tax certificate pools. These tax certificate pools are comprised of delinquent real estate tax bills relating to individual properties and are purchased from municipalities. These pools accrue interest at the rate of 20% per annum and are secured by the property on which the tax is owed. The investment is a first lien on the underlying property and is, in all cases, significantly over-collateralized. As of June 30, 2001, the real estate tax certificate pools had a balance of $2,931,854 , 14.6% of the investment portfolio.

     The Company's asset\liability management strategies seek to maximize returns while limiting risk and allowing the Company to meet its obligations to pay its liabilities. The Company monitors its short-term liquidity needs to ensure that cash flow from investments allows for the payment of all of its obligations due, including expected cash outflow to certificate holders, with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. In addition, the investment strategy also provides protection of the investment portfolio from adverse changes in interest rates.

     Certificate liability increased $568,860 or 2.65% during the first six months of 2001, as sales and renewals exceeded maturities and surrenders. Of the face-amount certificates reaching their maturity date during the six months ended June 30, 2001 and 2000 75% and 41%, respectively, were renewed.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company's qualified assets are represented by fixed maturity investments, real estate mortgage notes and tax certificate pools. Fixed maturity investments are comprised of government and corporate bonds and mortgage-backed securities. The management of interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

The Company has $5.5 million of its portfolio invested in real estate loans, which includes $4.7 million of mortgage notes held for sale and $.8 million of mortgage notes held for investment. Over time, it anticipates increasing this segment of its investment portfolio to enhance the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no greater than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

The Company's investment in real estate tax certificate pools totaled $2.9 million. The greatest risk factor associated with this investment is the time and costs of the foreclosure process on taxes that remain unpaid beyond the Company's delinquency policy. This risk is mitigated by the Company having a first lien on the real estate for which the tax is owed and, in general, the carrying value on the financial statements of the real estate tax certificates are no greater than 5% of the assessed value of the underlying real estate collateral. This allows for a high probability of the Company collecting on the full value of its investment in the real estate tax certificate pools.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                               REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the six months ended June 30, 2001.

                                    EXHIBITS

     No exhibits are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 2001.

                             SBM CERTIFICATE COMPANY


                            By: |s| Eric M. Westbury
                                 ----------------------------
                                 President

                            By: |s| Trey Stafford
                                 ----------------------------
                                 Chief Financial and Accounting Officer