Form 10-Q
period 2001-09-30
SBM CERTIFICATE CO
filed 2001-11-14
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / X/ Yes // No

     As of November 12, 2001, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

                             SBM Certificate Company
                                Explanatory Note

     On July 19, 2000, SBM Certificate Company, a Maryland Corporation ("SBM-MD" or the "Company") and SBM Certificate Company, a Minnesota Corporation ("SBM-MN") consummated a reverse merger transaction ("the Merger") pursuant to which SBM-MD became the surviving corporation. As a result of the Merger and in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations", the Company will be considered the acquiring enterprise for financial reporting purposes. Accordingly, this Form 10-Q for the period ended September 30, 2001 presents SBM-MD's current financial information along with SBM-MN's historical financial information.


Table of Contents

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2001
              (unaudited) and December 31, 2000..................................................3

         Consolidated Statements of Operations and Comprehensive Income (Loss)for the three months ended September 30, 2001(unaudited) and September 30, 2000 (unaudited)......4

         Consolidated Statements of Operations and Comprehensive Income (Loss)for the nine months ended September 30, 2001(unaudited) and September 30, 2000 (unaudited)......4

         Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited).....5

         Notes to Consolidated Financial Statements .............................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................................8

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................11

Part II.  OTHER INFORMATION......................................................................12

Item 1.  LEGAL PROCEEDINGS ......................................................................12

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS................................................12

SIGNATURES ......................................................................................12


                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 2001    December 31, 2000
                                                                           ------------------    -----------------
                                                                               (unaudited)
ASSETS
Qualified assets
  Cash and investments
    Investments in securities of unaffiliated issuers:
    Fixed maturities, available-for-sale, at fair value
     (amortized cost: $7,978,802 and $12,654,435)                              $ 8,469,398          $13,001,000
    Equity securities, at fair value (cost: $0 and $200,663)                            --              200,663
    Mortgage notes held for sale                                                 6,584,270            3,090,618
    Mortgage notes held for investment                                             742,732              727,732
    Real estate tax certificate pools                                            3,451,461                   --
    Escrows                                                                      1,068,607              250,000
    Certificate loans                                                              109,715              110,069
    Cash and cash equivalents                                                    1,848,430            3,716,393
                                                                               -----------          -----------
Total cash and investments                                                      22,274,613           21,096,475
                                                                               -----------          -----------
Receivables
    Dividends and interest                                                         207,946               99,421
    Escrow receivable                                                              266,482              266,482
                                                                               -----------          -----------
Total receivables                                                                  474,428              365,903
                                                                               -----------          -----------
Total qualified assets                                                          22,749,041           21,462,378
                                                                               -----------          -----------
Other assets
    Fixed assets, net of accumulated depreciation of $18,393 and $0                197,837               68,072
    Goodwill, net of accumulated amortization of $50,801 and $18,143               602,348              635,006
    Deferred commissions                                                           369,291               80,436
    Due from related party                                                          52,663                   --
    Other assets                                                                    20,358               13,466
                                                                               -----------          -----------
TOTAL ASSETS                                                                   $23,991,538          $22,259,358
                                                                               ===========          ===========

Liabilities and Shareholder's Equity
Liabilities
    Statutory certificate liability                                            $19,461,199          $20,020,189
    Additional certificate liability                                             2,546,385              906,439
    Accounts payable and other liabilities                                          89,059              241,940
    Due to related party                                                            12,380               53,420
    Deferred tax liability                                                              --              305,209
                                                                               -----------          -----------
Total liabilities                                                               22,109,023           21,527,197
                                                                               -----------          -----------
Shareholder's equity
    Common stock, $1 par value; 10,000,000 shares authorized;
     250,000 shares issued and outstanding                                         250,000              250,000
    Additional paid-in capital                                                   3,870,115            1,676,457
    Accumulated comprehensive income, net of taxes                                 283,981              212,791
    Retained earnings (deficit)                                                 (2,521,581)          (1,407,087)
                                                                               -----------          -----------
Total shareholder's equity                                                       1,882,515              732,161
                                                                               -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                     $23,991,538          $22,259,358
                                                                               ===========          ===========



         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                     SBM Certificate Company and Subsidiary
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

                                                                          Three Months Ended            Nine Months Ended
                                                                             September 30,                September 30,
                                                                        ----------------------        ---------------------
                                                                          2001          2000            2001          2000
                                                                        ----------------------        ---------------------
Investment income
  Interest and dividend income                                          $ 181,922     $464,798     $  708,090      $1,454,806
  Other investment income                                                   1,230           --         12,653          13,212
  Mortgage interest income                                                170,758           --        477,374              --
                                                                        ---------     --------     ----------      ----------
Total investment income                                                   353,910      464,798      1,198,117       1,468,018
                                                                        ---------     --------     ----------      ----------
Investment and other expenses
  Management and investment advisory fees                                 434,700           --        650,839          68,700
  Deferred commission amortization                                         27,010           --         72,740          85,496
  Amortization of goodwill                                                 10,866        2,984         32,658           2,984
  Depreciation expense                                                     17,497           --         18,393              --
  Other expenses                                                           56,328       14,739        369,953          78,520
                                                                        ---------     --------     ----------      ----------
Total investment and other expenses                                       546,421       17,723      1,144,583         235,700
Interest credited on certificate liabilities                              250,672      160,680        967,532         885,896
                                                                        ---------     --------     ----------      ----------
Net investment income (loss) before income tax                           (443,183)     286,395       (913,998)        346,422
                                                                        ---------     --------     ----------      ----------
Other operating income
  Origination fee income                                                  197,033           --        505,373              --
  Other loan fee income                                                    68,741           --        130,974              --
                                                                        ---------     --------     ----------      ----------
Total other operating income                                              265,774           --        636,347              --
                                                                        ---------     --------     ----------      ----------
Other operating expenses
  Salaries and commissions                                                189,470           --        448,018              --
  Other expenses                                                           44,021           --        149,558              --
                                                                        ---------     --------     ----------      ----------
Total other operating expenses                                            233,491           --        597,576              --
                                                                        ---------     --------     ----------      ----------
Net other operating income before income tax                               32,283           --         38,771              --
                                                                        ---------     --------     ----------      ----------
Net investment and other operating income (loss) before income tax       (410,900)     286,395       (875,227)        346,422
Income tax benefit (expense)                                              206,107     (101,283)       267,317        (137,689)
                                                                        ---------     --------     ----------      ----------
Net investment and other operating income (loss)                         (204,793)     185,112       (607,910)        208,733
                                                                        ---------     --------     ----------      ----------
Realized investment gains (losses)                                         14,617         (791)        73,350        (453,859)
Income tax expense on realized investment gains (losses)                       --           --             --              --
                                                                        ---------     --------     ----------      ----------
Net realized investment gains (losses)                                     14,617         (791)        73,350        (453,859)
                                                                        ---------     --------     ----------      ----------
Net income (loss)                                                        (190,176)     184,321       (534,560)       (245,126)
                                                                        ---------     --------     ----------      ----------
Other comprehensive income (loss):
 Unrealized gains on available-for-sale securities
  Unrealized gain, net of taxes                                            72,040       99,094         71,190         389,209
                                                                        ---------     --------     ----------      ----------
Net comprehensive income (loss)                                         $(118,136)    $283,415     $ (463,370)     $  144,083
                                                                        =========     ========     ==========      ==========




         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

                                                                                2001                  2000
                                                                            -----------           -----------
Cash flows provided by (used in) operating activities
  Net loss                                                                  $ (534,560)          $  (245,126)
  Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
   Provision for certificate liability                                         967,532               885,896
   Realized investment (gains) losses                                          (73,350)              453,859
   Deferred income tax benefit                                                (267,317)                   --
   Deferral of commissions                                                    (361,595)                   --
   Amortization of deferred commissions                                         72,740                85,496
   Amortization and depreciation                                                51,051                 2,984
   Increase in dividends and interest receivable                              (210,212)                   --
   Increase in mortgage notes held for sale                                 (2,193,225)                   --
   Changes in other assets and liabilities                                  (1,109,906)             (516,327)
                                                                            ----------            ----------
Net cash provided by (used in) operating activities                         (3,658,842)              666,782
                                                                            ----------            ----------
Cash flows from investing activities
 Fixed maturity investments:
  Purchases                                                                         --            (1,613,808)
  Maturities, sales and redemptions                                          4,876,805             6,128,488
  Principal payments received on mortgage notes receivable                     893,231                    --
  Investment in mortgage notes held for investment                             (15,000)           (1,029,621)
  Real estate tax certificate pools:
   Purchases                                                                (4,162,810)                   --
   Repayments of tax certificates                                              813,036                    --
  Purchase of fixed assets                                                    (148,227)                   --
  Repayment of certificate loans, net                                              354               14,388
                                                                            ----------            ----------
Net cash provided by investing activities                                    2,257,389             3,499,447
                                                                            ----------            ----------
Cash flows from financing activities
  Proceeds from the sale of common stock                                            --               250,000
  Amounts paid to face-amount certificate holders                           (4,089,402)           (5,400,850)
  Amounts received from face-amount certificate holders                      4,202,826                15,681
  Capital contributed to the Company                                                --             1,102,500
  Net dividends paid                                                          (579,934)           (5,458,364)
                                                                            ----------            ----------
Net cash used in financing activities                                         (466,510)           (9,491,033)
                                                                            ----------            ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,867,963)           (5,324,804)

Cash and cash equivalents, beginning                                         3,716,393            14,407,479
                                                                            ----------            ----------
Cash and cash equivalents, end                                              $1,848,430            $9,082,675
                                                                            ==========            ==========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                     SBM Certificate Company and Subsidiary
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)


                                                                                2001                  2000
                                                                            -----------           -----------

Supplemental disclosure of significant non-cash investing
 and financing activities:
   Contribution of assets from State Bond                                   $2,193,658           $        --
                                                                            ==========           ===========

Release of certificate liability, net of tax                                $       --           $ 1,259,530
                                                                            ==========           ===========
Acquisition of SBM-MN:
  Assets acquired                                                                                $27,390,982
  Liabilities assumed                                                                            (26,557,263)
  Legal acquisition cost                                                                            (136,868)
  Goodwill                                                                                           653,149
                                                                                                 -----------

Total purchase price                                                                             $ 1,350,000
                                                                                                 ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM CERTIFICATE COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

1.   ORGANIZATION AND BASIS OF PRESENTATION

     SBM Certificate Company (the "Company" or "SBM-MD") was formed on May 24, 2000 under the laws of the State of Maryland. The Company is a wholly owned subsidiary of State Bond & Mortgage Company, LLC ("State Bond"). The Company is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the "1940 Act"). Face-amount certificates issued by the
Company entitle the certificate holder to receive, at maturity, the principal investment and accrued interest. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.

     On July 19, 2000, SBM-MD completed a merger transaction with SBM Certificate Company, a Minnesota corporation ("SBM-MN"), whereby the Company became the surviving corporation (see note 2). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     On December 17, 2000, 1st Atlantic contributed its 100% ownership interest in Atlantic Capital Funding Corporation ("ACFC") by assigning its 10,000 shares of ACFC Common Stock to SBM-MD (the "Contribution"). The Contribution resulted in additional paid-in capital to SBM-MD for the investment in ACFC, which totaled $573,957. SBM-MD also invested $1 million in ACFC on this date. ACFC was formed under the laws of the state of Maryland on March 27, 1997 and is a wholly-owned subsidiary of SBM-MD. ACFC is a mortgage broker that originates and sells residential and commercial real estate loans.

     Operating results for the Company for the nine months ended September 30, 2001, are not necessarily indicative of those to be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

     Following the Acquisition, a methodology for calculating the certificate liability was adopted and implemented, whereby the certificate liability is carried at the certificate's face amount plus interest accrued at a minimum guaranteed rate. This methodology is in accordance with Section 28 of the Investment Company Act of 1940. The application of this method of calculating the liability resulted in a reduction of the certificate liability of $1,259,530, net of tax, at the Acquisition. This amount is reflected in the consolidated financial statements for the period ending December 31, 2000 as an adjustment to the retained earnings.

     As a result of the Acquisition transactions, SBM-MD has succeeded SBM-MN as the "registrant" in all filings made by SBM-MN under the Securities Act of 1933, Securities Exchange Act of 1934 and Investment Act of 1940 ("1940 Act").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     SBM-MN was incorporated in (Minnesota) in September 1990 to assume the face-amount certificate business of SBM Company ("SBM"), which began in 1914. ARM purchased most of the assets of SBM in September 1995 and continued the issuance of face-amount certificates. The Company was formed on May 24, 2000 under the laws of the State of Maryland. The Company is a wholly-owned subsidiary of State Bond. The Company is an issuer of face-amount certificates and is registered under the 1940 Act. Face-amount certificates issued by the Company entitle the certificate holder to receive, at maturity, the principal investment and accrued interest. As a result of the Acquisition, the Company has assumed the obligations of SBM-MN's outstanding face-amount certificates and now is the issuer of face-amount certificates that trace their origin to the early 1900s.

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

     The Company's gross margin is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed rate certificate deposits ("investment spread"). The investment spread is affected principally by general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on its earnings. The Company maintains its certificate liability in accordance with Section 28 of the 1940 Act and has reflected such on its Consolidated Balance Sheet as of September 30, 2001. State Bond provides the Company with administrative services pursuant to an

Administrative Services Agreement. The Company's subsidiary, ACFC, originates and sells residential and commercial real estate loans.

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

Results of Operations
For the three months ended September 30, 2001 compared with the three months ended September 30, 2000

     The Company had a net income (loss) of ($190,176) and $184,321 for the three months ended September 30, 2001 and 2000, respectively. The net loss for the period ended September 30, 2001 stemmed mainly from the net investment loss of $443,183 as compared to net investment income of $286,395 for the period ended September 30, 2000. The decrease in net investment income was due to a decrease in investment income and an increase in investment and other expenses.

     Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $103,238 during the three months ended of September 30, 2001 compared to $304,118 for the three month period ended September 30, 2000. On an annualized yield basis, these amounts reflect net investment spread of 1.92% and 4.60% for the three months ended September 30, 2001 and 2000, respectively. The Company's investment income decreased to $353,910 from $464,798 for the three months ended September 30, 2001 and 2000, respectively. The investment income represents annualized investment yields of 7.05% and 7.84% on average cash and investments of $20.1 million and $23.7 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in investment income is attributable to less cash and investments being held by the Company.

     Interest credited on certificate reserves was $250,672 and $160,680 for the three months ended September 30, 2001 and 2000, respectively. These amounts represent annualized average rates of interest credited of 4.61% and 2.57% on average certificate liability of $21.8 million and $25.0 million for the three months ended September 30, 2001 and 2000, respectively.

     Investment and other expenses were $546,421 and $17,723 for the three months ended September 30, 2001 and 2000, respectively. The increase in investment and other expenses was mainly the result of an increase in the management fee and other expenses in 2001, while the management fee was waived for the three months ended September 30, 2000.

     Net other operating income of $32,283 consists of the mortgage broker operations of ACFC, which became a subsidiary of the Company in December 2000. Other operating income of $265,774 is derived from loan origination fees and other miscellaneous loan fees relating to originating and brokering loans. Other operating expenses of $233,491 consists mainly of salaries and commissions paid in relation to originating and brokering loans.

     Realized investment gains (losses) were $14,617 and ($791) for the three months ended September 30, 2001 and 2000, respectively. Realized investment gains and losses are primarily interest-rate related and attributable to the asset\liability management strategies of the Company. The Company invests in a mixture of types of investments ranging from securities with fixed maturities, mortgage notes (originated by ACFC) and tax certificate pools. The objective of each investment is to provide reasonable returns while limiting liquidity and credit risks.

     The Company's investments in fixed maturities totaled $8,469,398 at September 30, 2001, 38.02% of the investment portfolio. Fixed maturity investments were 100% investment grade at September 30, 2001. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). As of September 30, 2001, the Company held no securities that had defaulted on principal or interest payments. Fixed maturities include mortgage-backed securities ("MBSs") and asset-backed securities, which include pass-through securities but are primarily collateralized, mortgage obligations ("CMOs"). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

     The Company's investments in residential and commercial real estate mortgage notes receivable totaled $7,327,002 at September 30, 2001, 32.89% of the investment portfolio. These real estate mortgage notes consist of $6,584,270 of mortgage notes held for sale and $742,732 of mortgage notes held for investment. The notes accrue interest at rates ranging from 9.99% to 16% per annum and are secured by the underlying real property. The loan to value ratio on all notes is no greater than 75%, which is in accordance with the guidelines of the DC Insurance Code. The Company's intention is to sell the mortgage notes held for sale to a buyer under certain favorable market conditions and to hold the mortgage notes held for investment as a long-term investment.

     The Company's other significant investment type is the tax certificate pool. These tax certificate pools are delinquent real estate tax bills purchased from municipalities. These pools accrue interest at the rate of 20% per annum and are secured by the property on which the tax is owed. The investment is a first lien on the underlying property and is, in all cases, significantly over-collateralized. As of September 30, 2001, the tax certificate pools had a balance of $3,451,461, 15.50% of the investment portfolio.

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

     Certificate liability increased $1,080,956 or 5.17% for the period ended September 30, 2001, as compared to the period ended December 31, 2000, as sales and renewals exceeded maturities and surrenders. Of the face-amount certificates reaching their maturity date during the nine months ended September 30, 2001 and 2000, 72.76% and 26.8%, respectively, were renewed.

     Total shareholder's equity increased from $732,161 at December 31, 2000 to $1,882,515 at September 30, 2001. The increase was primarily due to the Company's Parent, State Bond, contributing two mortgage notes totaling $2.2 million to the Company.

Results of Operations
For the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000

     The Company had a net loss of $534,560 and $245,126 for the nine months ended September 30, 2001 and 2000, respectively. The net loss for the period ended September 30, 2001 stemmed mainly from the net investment loss of $913,998 as compared to net investment income of $346,422 for the period ended September 30, 2000. The decrease in net investment income was due to a decrease in investment income and an increase in investment and other expenses. The net loss for the period ended September 30, 2000 consisted mainly of realized investment losses of $453,859.

     Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $230,585 during the first nine months of 2001 compared to $582,122 for the nine month period ended September 30, 2000. On an annualized yield basis, these amounts reflect net investment spread of 1.43% and 2.93% for the nine months ended September 30, 2001 and 2000, respectively. The Company's investment income decreased to $1,198,117 from $1,468,018 for the nine months ended September 30, 2000 and 2001, respectively. The investment income represents annualized investment yields of 7.76% and 6.77% on average cash and investments of $20.6 million and $28.9 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in investment income is attributable to less cash and investments being held by the Company.

     Interest credited on certificate reserves was $967,532 and $885,896 for the nine months ended September 30, 2001 and 2000, respectively. These amounts represent annualized average rates of interest credited of 6.0% and 4.46% on average certificate liability of $21.5 million and $26.5 million for the nine months ended September 30, 2001 and 2000, respectively. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made by the Company periodically. New and renewal certificates issued during the nine months ended September 30, 2001 have crediting rates that are generally higher than certificates that matured during the same period, resulting in the overall increase in the average crediting rate.

     Investment and other expenses were $1,144,583 and $235,700 for the nine months ended September 30, 2001 and 2000, respectively. The increase in investment and other expenses was mainly the result of an increase in the management fee and other expenses.

     Net other operating income of $38,771 consists of the mortgage broker operations of ACFC. Other operating income of $636,347 is derived from loan origination fees and other miscellaneous loan fees relating to originating and brokering loans. Other operating expenses of $597,576 consists mainly of salaries and commissions paid in relation to originating and brokering loans.

     Realized investment gains (losses) were $73,350 and ($453,859) for the nine months ended September 30, 2001 and 2000, respectively. Realized investment gains and losses are primarily interest-rate related and attributable to the asset\liability management strategies of the Company.



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

     The Company has $7.3 million of its portfolio invested in real estate loans, which includes $6.6 million of mortgage notes held for sale and $.7 million of mortgage notes held for investment. Over time, it anticipates increasing this segment of its investment portfolio to enhance the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no greater than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

     The Company's investment in tax certificate pools totaled $3.45 million. This segment of the investment portfolio provides the highest rate of return. The greatest risk factor associated with this investment is the time and costs of the foreclosure process on taxes that remain unpaid beyond the Company's delinquency policy. This risk is mitigated by the Company having a first lien on the real estate for which the tax is owed and, in general, carrying a liability to value ratio no greater than 5%.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                               REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the nine months ended September 30, 2001.

                                    EXHIBITS

     No exhibits are filed herewith.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2001.

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