Form 10-K
period 2001-12-31
SBM CERTIFICATE CO
filed 2002-04-18
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 31, 2002, 250,000 shares of the registrant's common stock, $1 par value, were outstanding. The registrant is a wholly-owned subsidiary and, therefore, its common stock is not traded on a public market.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                EXPLANATORY NOTE

     On July 19, 2000, SBM Certificate Company, a Maryland corporation ("SBM-MD") and SBM Certificate Company, a Minnesota corporation ("SBM-MN") consummated a reverse merger transaction ("the Merger") pursuant to which SBM-MD became the surviving corporation. As a result of the Merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations", SBM-MD will be considered the acquiring enterprise for financial reporting purposes. Accordingly, this Form 10-K for the year ended December 31, 2001 presents SBM-MD's current financial information together with SBM-MN's historical financial information.

                                TABLE OF CONTENTS


PART I
Item 1. Business ..................................................................3
Item 2. Properties.................................................................6
Item 3. Legal Proceedings..........................................................6
Item 4. Submission of Matters to a Vote of Security Holders........................6

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.  ...7
Item 6. Selected Financial Data....................................................7
Item 7. Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................8
Item 7A.Quantitative and Qualitative Disclosures About Market Risk................13
Item 8. Financial Statements and Supplementary Data...............................14
Item 9. Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..............................................14

PART III

Item 10. Directors and Executive Officers of the Registrant.......................14
Item 11. Executive Compensation...................................................16
Item 12. Security Ownership of Certain Beneficial Owners and Management...........16
Item 13. Certain Relationships and Related Transactions...........................16

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........17

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

     As part of the Acquisition transactions, SBM MN was merged into the Company. The Company was formed for purposes of redomestication from Minnesota to Maryland and had nominal assets when organized. The Company has succeeded SBM MN, which was a registered face-amount certificate company, as the "registrant" in all filings made by SBM MN under the Securities Act of 1933 ("1933 Act"), Securities Exchange Act of 1934 ("1934 Act") and the 1940 Act.

     The Company has assumed the face-amount certificate business of SBM MN. The Company's predecessors have issued various series of face-amount certificates of the fully paid and installment type since 1914. The Company has assumed the obligations under SBM MN's outstanding face-amount certificates as a result of the Acquisition.

     On December 17, 2000, 1st Atlantic contributed its 100% ownership of Atlantic Capital Funding Corporation ("ACFC") to the Company. ACFC is a mortgage broker and lender in conventional and HUD mortgage programs as well as commercial lending.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company has two business segments, the investment company segment of SBM and the mortgage company segment of ACFC. The consolidating financial statements of the Company presented in Item 14 present the detailed financial information of each separate business segment.

     (c) NARRATIVE DESCRIPTION OF BUSINESS

     General

     The Company is a face-amount certificate company registered under the 1940 Act that issues and services fixed-rate face-amount certificates. A face-amount certificate is an obligation of the issuer to pay a face, or principal, amount, plus specified interest, to the holder of the certificate. The face-amount may be paid at the end of a certificate's "guarantee period" or at its "maturity date." Lesser amounts are paid at such times if all or part of an investment in the certificate is withdrawn prior to maturity or the end of any guarantee period. Interest may be paid quarterly or annually, or may be compounded.

     The Company currently offers various series of single-payment investment certificates with guarantee periods of three, five, seven and ten years, respectively. Unless otherwise instructed by the holder, a certificate is automatically renewed for another guarantee period of the same duration until the certificate's maturity date. The certificates mature no later than 33 years from the date they are issued. The Company's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities.

     The Company periodically declares the interest rates payable for a certificate's guarantee period. The interest rate declared is applicable for the entire guarantee period. The prevailing interest rates available on interest-bearing instruments are a primary consideration in deciding upon the interest rates declared by the Company. However, the Company has complete discretion as to what interest rates it declares for the certificates. When a certificate is renewed, the interest rates in effect for the succeeding guarantee period may be greater or lesser than the rates in effect for the expiring guarantee period.

     SBM Certificate Company's gross income is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed rate certificate liability ("investment spread"). The Company's net income is determined by deducting investment and other expenses and federal income taxes. The investment spread is affected principally by the Company's investment decisions, general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on its earnings. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition".

     The Company accrues liabilities, for which it maintains reserves for its certificate obligations in accordance with the 1940 Act. In general, the Company establishes its certificate liability monthly in an amount equal to the certificates' surrender value. Under provisions of the 1940 Act, the Company is permitted to invest its reserves only in assets that constitute "qualified investments" and such other assets as the Securities and Exchange Commission ("SEC") may permit under the 1940 Act.

ACFC principally originates and brokers single-family residential mortgages (conventional and FHA) for sale to investors. Loan underwriting approval from investors is generally obtained, before closing with the borrower, to fund the loans. ACFC is approved as a nonsupervised lender under the HUD Title II program which has a required net worth based on a prescribed calculation. ACFC performs underwriting and closing services for the Company, which acquires mortgage notes from ACFC. ACFC may originate and process real estate loans directly as well as offer its loan programs to outside mortgage brokers and bankers on a wholesale basis. In the latter case, outside brokers will originate and process loans and ACFC will underwrite and close the loans that meet its investment requirements. ACFC may enter into agreements with selected outside mortgage brokers, bankers and mortgage loan servicing companies to service certain types of mortgages that may require special treatment because of various factors, such as the unique features of the underlying real estate or the credit quality of the borrowers.

Management of Investments

     Subject to the oversight of the Board of Directors, the Company's management is responsible for selecting and managing the Company's securities investments to ensure that the Company has, in cash or qualified investments, assets having an aggregate value not less than that required by applicable law. Qualified investments are defined as investments of a kind which life insurance companies are permitted to invest in or hold under provisions of the Insurance Code of the District of Columbia. Management also is responsible for placing orders for the purchase and sale of the Company's securities investments with brokers and dealers. The Company may in the future engage one or more investment advisers to assist the Company in the management of its securities investments.

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

Regulation

     Like many financial service companies which offer investment opportunities to the public, the Company is subject to governmental regulation. In particular, the 1940 Act and rules issued by the SEC specify certain terms for face-amount certificates, the method for calculating reserve liabilities on outstanding certificates, the minimum amounts and types of investments to be deposited with a qualified custodian to support such reserve liabilities, and a variety of other restrictions. See Note B and Note M of Notes to Consolidating Financial Statements of the Company for more detail on the policies of the Company related to these regulations.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     The Company has no foreign operations.

ITEM 2. PROPERTIES

     The Company's executive offices are located at 5101 River Road, Suite 101, Bethesda, Maryland. The executive offices are the primary location for State Bond's and the Company's investment, accounting, corporate accounting, marketing activities and various support personnel. These offices are leased by State Bond which makes them available to the Company under the Administrative Services Agreement. The Company also maintains administrative offices at 125 Minnesota Street, New Ulm, Minnesota.

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

     Subject to its obligation to maintain investments in qualified assets as required under Section 28(b) of the 1940 Act, the Company may pay dividends to its parent as declared by the Company's Board of Directors. The Company, including its predecessor, paid total dividends in 2001 and 2000 of $579,934 and $6,513,805, respectively. The dividends in 2000 were primarily in connection with the Acquisition, as discussed in Note A of the Notes to Consolidating Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following table contains selected financial data of the Company for the five years ended December 31, 2001. The financial data was derived from the Company's audited financial statements. The reports of Reznick Fedder & Silverman, independent auditors, with respect to the years ended December 31, 2001 and 2000, and of Ernst & Young LLP, independent auditors, with respect to the year ended December 31, 1999, appear at page F-02 and F-03, respectively of this Annual Report. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, related notes, and other financial information included in this Annual Report.

                                                                       YEAR ENDED DECEMBER 31
                                                     ----------------------------------------------------------------
                                                       2001          2000          1999          1998          1997
                                                     --------      --------      --------      --------      --------
                                                               (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Total investment income                              $  1,515      $  1,568      $  2,292      $  2,827      $  3,922
Interest credited on certificate reserves              (1,173)       (1,523)       (1,615)       (2,063)       (2,795)
Net investment spread                                     342            45           677           763         1,138
Total investment and other expenses                    (1,873)         (528)         (376)         (576)         (755)
Federal income tax (expense) benefit                       --           621           102           (54)         (124)
Net investment income (loss)                           (1,531)          138           409           134           259
Net other operating loss                                  (68)           --            --            --            --
Federal income tax (expense) benefit                      288            --            --            --            --
Net investment and other operating income(losses)      (1,311)          138           409           134           259
Net realized investment gains (losses)                     69          (429)         (373)         (103)         (164)
Net income (loss)                                      (1,242)         (291)           36            31            95
Earnings (loss) per share*                              (4.97)        (1.16)         0.14          0.12          0.38

BALANCE SHEET DATA (END OF PERIOD)
Total assets                                         $ 25,277      $ 22,259      $ 34,285      $ 39,354      $ 60,270
Total liabilities                                      24,109        21,527        30,117        34,068        45,127
Shareholder's equity                                    1,168           732         4,168         5,028         4,982


----------
* Earnings (loss) per share based on 250,000 shares issued and outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     The Company's predecessor, SBN MN, was incorporated in June 1990 to assume the face-amount certificate business of SBM Company ("SBM") which began in 1914. ARM purchased most of the assets of SBM in June 1995 and continued the issuance of face-amount certificates through SBM MN, then a wholly-owned subsidiary of ARM. As a result of the Acquisition, the Company has assumed the obligations of SBM MN's outstanding face-amount certificates and currently offers various series of single-payment face-amount certificates. The Company issues and services fixed rate face-amount certificates and provides related services to holders of the certificates. ACFC performs underwriting and closing services for the Company, as well as other such services to outside brokers and bankers.

Financial Condition, Changes in Financial Condition and Results Of Operations

2001 compared with 2000

     During 2001, total assets increased $3,018,243 from $22.3 million in 2000 to $25.3 million in 2001, while certificate liability increased $2,894,422 from $20.9 million in 2000 to $23.8 million in 2001. The increase in total assets and certificate liability is primarily due to certificate sales exceeding certificate maturities, redemptions and early surrenders.

     The Company's earnings are derived primarily from net investment income and net other operating income. Net investment income is income earned from invested assets less investment expenses and interest credited on certificate reserve liability. Net other operating income is income earned from the origination of loans in the mortgage broker business less operating expenses. Changes in net investment income are largely due to changes in the rate of return on investments. Changes in net other operating income is attributable to changes in the volume of loans originated.

     The Company had a net loss of $1,242,405 and $290,643 for the years ended December 31, 2001 and 2000, respectively. The increase in net loss for 2001 stemmed mainly from the net investment loss before income tax of $1,530,959 for the period ended December 31, 2001 as compared to net investment loss before income tax of $483,116 for the period ended December 31, 2000. The increase in net investment loss before income tax for 2001 was due mainly to an increase in investment and other expenses.

     Investment income (excluding realized investment gains and losses) in 2001 was $1,515,128 compared to investment income of $1,567,929 for 2000. Investment income plus realized investment gains less realized investment losses represents annualized investment yields of 8.17% and 4.10% on average cash and investments of $19.4 million and $27.8 million for 2001 and 2000, respectively. The decrease in investment income is attributable to a decrease in cash and investments being held by the Company.

     Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $342,576 for 2001 compared to $44,760 in 2000. On an annualized yield basis, these amounts reflect net investment spread for 2001 and 2000 of 1.53% and .18%, respectively.

     Interest credited on certificate reserves for 2001 and 2000 was $1,172,552 and $1,523,169, respectively. These amounts represent annualized average rates of interest credited of 5.24% and 5.97% on average certificate liability of $22.4 million and $25.5 million for 2001 and 2000, respectively. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made by the Company periodically, resulting in the overall decrease in the average crediting rate.

     Investment and other expenses were $1,873,535 and $527,876 for 2001 and 2000, respectively. The increase in investment and other expenses was mainly the result of an increase in the management fee paid to the Company's parent, State Bond, and other expenses. The increase in the management fee was due to a majority of the payment to State Bond in 2001 being made in the form of a management fee, whereas, in 2000 the payment to State Bond was in the form of both a management fee and dividends. Total dividends paid to cover management services and management fee expense combined for 2001 and 2000 was $1,658,773 and $1,486,344, respectively. The increase in other expenses from $178,365 in 2000 to $605,073 in 2001 was mainly due to a new policy implemented after the Acquisition as to the payment of certain direct expenses by the Company. Prior to Acquisition, certain expenses that are currently paid by the Company were paid by ARM.

     Net other operating loss before income tax of $68,407 consists of the mortgage broker operations of ACFC, which became a subsidiary of the Company in December 2000. Other operating income of $866,901 is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating and brokering loans. Other operating expenses of $935,308 consist of salaries and commissions paid in relation to originating and brokering loans and other costs in operating the mortgage company.

     Realized investment gains (losses) were $68,697 and ($428,582) for 2001 and 2000, respectively. Realized investment gains and losses are primarily interest-rate related and attributable to the asset/liability management strategies of the Company. Realized investment losses in 2000 were due to the sale of securities as required of SBM MN in the Acquisition transaction. The Company invests in a mixture of investments ranging from securities with fixed maturities, mortgage notes and real estate tax lien certificates. The objective of each investment is to provide reasonable returns while limiting liquidity and credit risks.

     In the event that the Company experiences higher than historical levels of certificate surrenders, the Company might need to liquidate investments other than in accordance with its normal asset liability management strategy and, as a result, the Company could experience substantial realized investment losses.

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

     The Company had net income (loss) of ($290,643) and $36,143 for the years ended December 31, 2000 and 1999, respectively. Net loss for 2000 stemmed from the net investment income of $137,939 and net realized investment loss of $428,582. Net income for 1999 consisted of net investment income of $408,623 and net realized investment losses of $372,530.

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

     Net investment spread, which is the difference between investment income and interest credited on certificate liability, decreased to $43,761 during 2000 from $0.7 million in 1999. These amounts reflect net investment spread of 0.18% and 1.20% during 2000 and 1999, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves.

     The Company's investment income decreased to $1.6 million from $2.3 million for 2000 and 1999, respectively. These amounts represent investment yields of 4.10% and 6.20% on average cash and investments of $27.8 million and $36.9 million for 2000 and 1999, respectively. The decrease in investment income is primarily attributable to a lower amount of securities investments in 2000 as compared to 1999.

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

     Certificate liabilities decreased $9.2 million or 30.5% during 2000, as maturities and surrenders exceeded sales and renewals. The decrease is attributable to SBM MD's policy not to renew outstanding Certificates during 2000 and its inability to sell new Certificates after April 30, 2000. This was due to SBM MN's decision not to update its prospectus for use in continuing the offer and sale of Certificates after that date. The Acquisition did not close until July 19, 2000, after which the Company filed amendments to the registration statement that required review by the SEC. The Company began the resumption of certificate sales in early 2001. For certificates reaching their maturity date during 2000 and 1999, 34% and 66%, respectively, were renewed.

     Asset Portfolio Review

     The Company invests its assets in accordance with the provisions of the 1940 Act, which permits the investment of reserves only in cash or "qualified investments." Qualified investments are investments of a kind which life insurance companies may hold under the Insurance Code of the District of Columbia, and other such assets as the SEC may permit under the 1940 Act. The Company's investment policy is to invest reserves in a variety of investments that diversify risk, provide a reasonable return on investment and allow for liquidity consistent with the cash requirements of the Company. The Company's three principal investment types as of December 31, 2001 are fixed maturity securities, mortgage notes and real estate tax lien certificates. The Company monitors its short-term liquidity needs to ensure that cash flow from investments allows for the payment of all of its obligations due, including expected cash outflow to certificate holders, with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. In addition, the investment strategy also is designed to provide protection of the investment portfolio from adverse changes in interest rates.

     The Company's investments in fixed maturity securities totaled $6,774,313 at December 31, 2001, 28.22% of the investment portfolio (60.58% at December 31,
2000). Fixed maturity investments were 100% investment grade at December 31, 2001. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). As of December 31, 2001, the Company held no fixed maturity securities that had defaulted on principal or interest payments. Fixed maturities include mortgage-backed securities ("MBSs"), collateralized mortgage obligations ("CMOs") and asset-backed securities, which include pass-through securities. MBSs and CMOs are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

     Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company currently classifies its fixed maturity securities as available-for-sale. Such securities are carried at fair value and changes in fair value, net of deferred income taxes, are charged or credited directly to shareholder's equity. During 2001, the change in unrealized gains, net of tax increased by $4,657 resulting in an unrealized gain, net of tax at December 31, 2001 of $217,448. Unrealized gain net of tax at December 31, 2000 was $212,791. Volatility in reported shareholder's equity occurs as a result of the application of SFAS No. 115, which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values. As a result, adjusting the shareholder's equity for changes in the fair value of the Company's fixed maturity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholder's equity but does not reflect the underlying economics of the Company's business.

     The Company's investments in residential and commercial real estate mortgage notes receivable totaled $7,695,895 at December 31, 2001, 32.06% of the investment portfolio. These real estate mortgage notes consist of $6,964,413 of mortgage notes held for sale and $731,482 of mortgage notes held for investment. The notes accrue interest at rates ranging from 8.0% to 14.5% per annum and are secured by the underlying real property. The Company's intention is to sell the mortgage notes held for sale to a buyer under certain favorable market conditions and to hold the mortgage notes held for investment as a long-term investment.

     The Company's other significant investments are real estate tax lien certificates. These certificates are comprised of delinquent real estate tax bills purchased from municipalities. They accrue interest at the rate of 20% per annum and are secured by a first lien on the property on which the tax is owed. In all cases, the certificates are significantly over-collateralized by the underlying property. As of December 31, 2001, the real estate tax lien certificates had a balance of $2,917,063, 12.15% of the investment portfolio.


     Liquidity and Financial Resources

     As of December 31, 2001, the Company had $2.1 million of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with the 1940 Act.

     The primary liquidity requirement of the Company relates to its payment of certificate maturities and surrenders and payment of its management fee. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments.

     At December 31, 2001, cash and cash equivalents totaled $5.5 million, an increase of $1.8 million from December 31, 2000. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     Cash flows of ($1.2) million, $1.6 million, and $2.1 million were generated from (used in) operating activities in 2001, 2000, and 1999, respectively. These cash flows resulted principally from investment income, less management fees, and commissions paid. Proceeds from sales, redemptions and maturities of investments generated $9.5 million, $6.4 million, and $37.0 million in cash flows during 2001, 2000, and 1999, respectively, which were offset by purchases of investments of $7.4 million, $3.5 million, and $22.5 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's investments are represented by fixed maturity securities (comprised of government and corporate bonds and mortgage-backed securities), mortgage notes and real estate tax lien certificates. Managing interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

     Presently, the Company has a portion of its portfolio invested in real estate loans, which includes $6.96 million of mortgage notes held for sale and $.7 million of mortgage notes held for investment. Over time, it anticipates increasing this segment of its investment portfolio with the view to enhancing the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no higher than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

     The Company also invests in real estate tax lien certificates, which have a balance of $2.9 million at December 31, 2001. The greatest risk associated with this investment is the time and costs of a foreclosure process when amounts remain unpaid beyond the Company's aging policy. The risk is mitigated by the Company's first priority lien on the property on which the tax is owed, and the Company's general policy of securing these investments only with properties in which the amount advanced by the Company to acquire the certificates is less than 5% of the market value of the property that secures the investment.

     The Company regularly analyzes interest rate sensitivity and the potential impact of interest rate fluctuations based on a range of different interest rate models. These provide "benchmarks" for assessing the impact on Company earnings if rates moved higher or lower than the expected targets set in our investment guidelines. The Company will continue to formulate strategies directed at protecting earnings for the potential negative effects of changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements begin on page F-02. Reference is made to the Index to Financial Statements on page F-01 of this Annual Report. The Company's supplementary financial information as required per regulation S-X begins on page S-01.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information about the Company's directors and officers, including their principal occupations for the past five years, is set out below. Members of the Board who are considered "interested persons" of the Company under the 1940 Act are indicated by an asterisk (*). The Company's directors and officers, other than directors who are not interested persons of the Company, serve in such capacities without compensation. Officers are appointed annually at the annual meeting of the Company's Board of Directors.

     The individuals named below became officers and directors of the Company in May 2000, upon the organization of the Company, except that Donald N. Briggs became a director in August 2000, Eric M. Westbury became President of the Company in December 2000, and Trey Stafford became an officer of the Company in July 2001. Name and Age Principal Occupations During the Past Five Years

                                    Positions
                                      with             Principal Occupations During the Past Five
Name and Age                       the Company                           Years
----------------------             -----------         --------------------------------------------------
John J. Lawbaugh (32)*              Chairman of the    Executive Vice President, 1st Atlantic Guaranty
                                    Board, Chief       Corporation (face-amount certificate company,
                                    Executive          President until December 2000); President, State
                                    Officer, and       Bond & Mortgage Company, L.L.C. (Since May 2000);
                                    Treasurer          prior to that, President, Atlantic Capital Funding
                                                       Corporation (commercial and residential mortgage
                                                       banking); President, Atlantic Pension & Trust
                                                       (private pension fund management).

Iraline G. Barnes (54)              Director           Special Counsel, Roseman & Colin (since 1999); Prior
                                                       to that, Senior Judge, DC Superior Court; Prior to
                                                       that, Vice President of Corporate Relations, Potomac
                                                       Electric Power Co.

Kumar Barve (43)                    Director           Delegate to the State Senate, Maryland; Prior to that,
                                                       Accountant/Chief Financial Officer, Environmental
                                                       Management Services, Inc. (Hazardous Waste Disposal
                                                       and Environmental Consulting)

Donald N. Briggs (58)               Director           President, Principal Owner of Briggs Associates,  Inc.
                                                       (Real Estate Appraisal and Consultants) since 1974.
                                                       President, Emmitsburg Business and Professional
                                                       Association. Director, County Family Planning Center,
                                                       Emittsburg, MD. Director, Catoctin Land Trust.

Nancy Hopkinson (60)                Director           Currently Retired (since 1996); prior to that, Teacher
                                                       and School Administrator, Montgomery County Public
                                                       Schools (Maryland)

Brian Murphy (58)*                  Director           Partner, Griffin, Griffin, Tarby & Murphy, LLP (law
                                                       firm)

Marialice B. Williams (56)          Director           President of Risk Mitigation Strategists; Chairman,
                                                       D.C. Housing Finance Agency; Chairman, Advisory
                                                       Committee of WPFW (89.3FM) Radio; Prior to that,
                                                       Director, Capital Markets section of the Multifamily
                                                       Division of Federal National Mortgage Association.
                                                      (from 1989-1998)

Dia H. Snowden (40)                 Secretary          Secretary, SBM Certificate Company, (since March
                                                       2002); Client Services  Manager, SBM Certificate
                                                       Company, (since July 2000); prior to that, Corporate
                                                       Administrator, The Washington Development Group, Inc.
                                                       (1996-1999) (private real estate development and
                                                       management company).

Trey Stafford (28)                  Chief Financial    Vice President of Finance and Accounting, State Bond
                                    and Accounting     and Mortgage, L.L.C. (since July 2001); Secretary of
                                    Officer            Board of Directors, ACFC (since December 2001); Audit
                                                       Manager/Senior, Reznick  Fedder & Silverman, CPA's
                                                       (September 1997-July 2001); Staff Accountant, Charles
                                                       E. Smith Residential Realty, (September 1996-1997).

Eric M. Westbury (38)               President          President, SBM Certificate Company, (since December
                                                       2000, Executive Vice President before that from
                                                       November 1999); Executive Vice President, 1st Atlantic
                                                       Guaranty Corporation (since November 1999); prior to
                                                       that, President and Chief Operating Officer of The
                                                       Washington  Development Group (private real estate
                                                       development and management company), from September
                                                       1997 through November 1999. Prior to that,
                                                       Vice-President, Market Executive (commercial and
                                                       retail banking) First Union National Bank, Washington,
                                                       DC.

Board of Directors

     The Board of Directors is responsible for the overall management of the Company's business. Directors are elected annually at the Company's meeting of shareholders. Each Director who is not an interested person of the Company receives an annual retainer of $500, plus a $750 fee for each regular or special Board meeting he or she attends. The Directors also receive reimbursement for their expenses incurred in attending any meeting of the Board. The Board generally meets semi-annually.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company is a wholly-owned subsidiary of State Bond, which, in turn, is wholly-owned by 1st Atlantic. John J. Lawbaugh, an officer and director of the Company, is the controlling shareholder of 1st Atlantic.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to an Amended and Restated Administrative Services Agreement dated as of July 1, 2001 (the "Administrative Services Agreement"), State Bond provides various administrative services to the Company. Under the terms of that Agreement, State Bond makes available certain of its property, equipment and facilities to the Company for use in its business operations. State Bond also provides the Company with certain administrative and special services, including personnel and furnishes or otherwise makes available accounting services to the Company. The annual charge to the Company for the services and facilities provided by State Bond is 1% of the Company's average certificate liability balances, or an amount not to exceed $2.5 million. The charge will be determined monthly by State Bond and Company management. At no time, however, may the charge cause the Company to have assets of less than the total of the qualified investments and capital stock required under the 1940 Act. State Bond waived its fees due under the original Administrative Services Agreement dated July 1, 2000 through September 30, 2000. For the last quarter of 2000 a fee of $112,223 was charged to the Company, of which $40,289 remained payable at December 31, 2000. During 2001, a fee totaling $1,078,839 was charged and $1,119,128 was paid by the Company to State Bond. State Bond's parent, 1st Atlantic, is controlled by John J. Lawbaugh.

     In connection with the Acquisition, certain dividend payments were made by the Company to its former, and to its current, parent as described in Note A of the Notes to Consolidating Financial Statements. Also, from time-to-time the Company makes dividend payments to State Bond, which, in turn, may make dividend payments to 1st Atlantic, State Bond's parent. During 2001, the Company paid $579,934 of cash dividends to State Bond.

     See Note L of Notes to Consolidating Financial Statements with respect to the contribution of two mortgage notes as additional paid-in capital made by State Bond to the Company on September 30, 2001.

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

1.   FINANCIAL STATEMENTS.

     See financial statements index on page F-01 for a listing of financial statements and related reports of independent auditors included in this report.

2.   FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules of the Company and the related Report of Independent Auditors are incorporated herein as follows:

     Report of Independent Auditors

         Schedule I Investment in Securities of Unaffiliated Issuers-December 31, 2001

         Schedule II Investments in and Advances to Affiliates and Income Thereon - December 31, 2001

         Schedule III Mortgage loans on real estate and interest earned on mortgages - December 31, 2001

         Schedule V        Qualified Assets on Deposit-December 31, 2001

         Schedule VI       Certificate Reserves-Year Ended December 31, 2001

         Schedule VII      Valuation and Qualifying Accounts-December 31, 2001

Schedules required by Article 6 of Regulation S-X for face-amount certificate investment companies other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements and notes thereto, or elsewhere herein.

3.   EXHIBITS

NUMBER                                DESCRIPTION

(2) Stock Purchase Agreement dated March 28, 2000 by and among 1st Atlantic Guaranty Corporation, SBM Certificate Company, and ARM Financial Group Exhibits omitted), incorporated by reference to Exhibit (2) to form 8-K dated March 28, 2000 of 1st Atlantic Guaranty Corporation (File No. 333-41361).

(3)(a) Articles of Incorporation of the Company, incorporated by reference to Exhibit (3)(a) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000.

(3)(a) (i)     Certificate of Correction of Articles of Incorporation of
               the Company incorporated by reference to Exhibit (3)(a) of Post-effective Amendment No. 13 to Registration Statement No.
               33-38066 filed on January 2, 2001.

(3)(b)         By-Laws of the Company incorporated by reference to Exhibit
               (3)(b) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000.

(4)(a) Form of Application, incorporated by reference to Exhibit (4)(a) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000

(4)(b)         Form of Account Statement, incorporated by reference to Exhibit
               (4)(a) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000.

(10)(a) Amended and Restated Administrative Services Agreement dated as of the 1st day of July, 2001, by and between the Company and State Bond & Mortgage Company, L.L.C.

(10)(b) Custody Agreement, as amended and supplemented, between the Company (as successor to SBM Certificate Company (Minnesota)) and First Trust National Association (now U.S. Bank Trust N.A.) dated December 20, 1990, incorporated by reference to Exhibit 10(b) to Form S-1 Registration Statement No. 33-38066 filed on January 2, 1991.

(21)           Subsidiary

(24)           Powers of Attorney

(b)  REPORTS ON FORM 8-K

     No Current Report on Form 8-K was filed by the Company covering an event during 2001. No amendments to previously filed Form 8-K were filed during 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethesda, Maryland, on this 11th day of April, 2002.


                                    SBM Certificate Company

                                    By: /s/ Eric M. Westbury
                                       -----------------------
                                            Eric M. Westbury
                                            President


Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                 CAPACITY                                   DATE
---------                 --------                                   ----
/s/ John J. Lawbaugh      Chairman of the Board, Treasurer, and      April 11, 2002
----------------------    Director (Principal Executive Officer)
John J. Lawbaugh


/s/ Trey Stafford         Chief Financial and Accounting Officer     April 11, 2002
----------------------
Trey Stafford


/s/ Iraline G. Barnes
----------------------    Director
Iraline G. Barnes


----------------------    Director
Kumar Barve


---------------------     Director
Donald N. Briggs

  *
----------------------    Director
Nancy Hopkinson

  *
----------------------    Director
Brian Murphy

  *
----------------------    Director
Marialice B. Williams



*By /s/ John L. Lawbaugh
    --------------------
    John L. Lawbaugh
    Attorney-in-fact
    April 11, 2002

                          INDEX TO FINANCIAL STATEMENTS



                                                                                           PAGE
                                                                                           ----
INDEPENDENT AUDITORS' REPORT                                                               F-02
REPORT OF INDEPENDENT AUDITORS                                                             F-03
FINANCIAL STATEMENTS
         CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000                     F-04
         CONSOLIDATING STATEMENTS OF OPERATIONS AND
             COMPREHENSIVE INCOME (LOSS) FOR YEAR ENDED DECEMBER 31, 2001 AND 2000         F-06
         STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEAR
            ENDED DECEMBER 31, 1999                                                        F-08
         CONSOLIDATING STATEMENTS OF SHAREHOLDER'S EQUITY FOR YEAR ENDED
            DECEMBER 31, 2001 AND 2000                                                     F-09
         STATEMENT OF SHAREHOLDER'S EQUITY FOR YEAR ENDED DECEMBER 31, 1999                F-10
         CONSOLIDATING STATEMENTS OF CASH FLOWS FOR YEARS ENDED DECEMBER 31, 2001
            AND 2000                                                                       F-11
         STATEMENT OF CASH FLOWS FOR YEAR ENDED DECEMBER 31, 1999                          F-14
         NOTES TO CONSOLIDATING FINANCIAL STATEMENTS FOR YEAR ENDED DECEMBER 31, 2001      F-16

SUPPLEMENTAL SCHEDULES
         SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS                    S-01
         SCHEDULE II - INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON        S-03
         SCHEDULE III - MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES     S-04
         SCHEDULE V - QUALIFIED ASSETS ON DEPOSIT                                          S-05
         SCHEDULE VI - CERTIFICATE RESERVES                                                S-06
         SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS                                  S-12

                          INDEPENDENT AUDITORS' REPORT


To the Shareholder and Board of Directors
SBM Certificate Company

     We have audited the accompanying consolidating balance sheets of SBM Certificate Company and Subsidiary as of December 31, 2001 and 2000, and the related consolidating statements of operations and comprehensive income (loss), shareholder's equity, and cash flows for the years then ended. These consolidating financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidating financial statements based on our audit. The financial statements of SBM Certificate Company (formerly SBM Certificate Company, a Minnesota Corporation) as of December 31, 1999, were audited by other auditors whose report, dated March 31, 2000, except for the last paragraph of note A, as to which the date is July 19, 2000, expressed an unqualified opinion.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidating financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company and Subsidiary at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental financial statement schedules, when considered in relation to the basic consolidating financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
February 28, 2002

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
SBM Certificate Company (Minnesota)

We have audited the accompanying statement of operations, shareholder's equity and cash flows of SBM Certificate Company (Minnesota) for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of SBM Certificate Company's (Minnesota) operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                            /s/ Ernst & Young LLP


Louisville, Kentucky
March 31, 2000
Except for the second paragraph of Note A, as to which the date is July 19, 2000

                     SBM Certificate Company and Subsidiary

                          CONSOLIDATING BALANCE SHEET

                               December 31, 2001


                                                              SBM Certificate   Atlantic Capital   Eliminating
                                                                 Company         Funding Corp.       Entries            Totals
                                                              --------------    --------------    --------------    --------------
Qualified assets
   Cash and investments
      Fixed maturities, available-for-sale, at fair value
         (amortized cost: $6,440,016)                         $    6,774,313     $        --       $        --      $    6,774,313
      Mortgage notes held for sale                                 6,493,991           470,422              --           6,964,413
      Mortgage notes held for investment                             378,750           352,732              --             731,482
      Real estate tax lien certificates                            2,917,063              --                --           2,917,063
      Escrows                                                        608,037              --                --             608,037
      Certificate loans                                               98,137              --                --              98,137
      Cash and cash equivalents                                    4,676,654           861,440              --           5,538,094
                                                              --------------    --------------    --------------    --------------

        Total cash and investments                                21,946,945         1,684,594              --          23,631,539
                                                              --------------    --------------    --------------    --------------

Receivables
   Dividends and interest                                            369,046             3,848              --             372,894
                                                              --------------    --------------    --------------    --------------
        Total receivables                                            369,046             3,848              --             372,894
                                                              --------------    --------------    --------------    --------------

        Total qualified assets                                    22,315,991         1,688,442              --          24,004,433

Other assets
   Related party receivable                                           80,608            16,744           (49,565)           47,787
   Fixed assets, net of accumulated depreciation of $20,657          185,788            18,818              --             204,606
   Investment in subsidiary                                        1,619,007              --          (1,619,007)             --
   Goodwill, net of accumulated amortization of $61,686              591,463              --                --             591,463
   Deferred acquisition costs                                        420,093              --                --             420,093
   Other assets                                                        5,815             3,404              --               9,219
                                                              --------------    --------------    --------------    --------------
        Total assets                                          $   25,218,765    $    1,727,408    $   (1,668,572)   $   25,277,601
                                                              ==============    ==============    ==============    ==============


Liabilities
   Statutory certificate liability                            $   21,311,350    $         --      $         --      $   21,311,350
   Additional certificate liability                                2,509,700              --                --           2,509,700
   Accounts payable and other liabilities                            228,595            36,582              --             265,177
   Related party payable                                                 957            71,819           (49,565)           23,211
                                                              --------------    --------------    --------------    --------------
        Total liabilities                                         24,050,602           108,401           (49,565)       24,109,438
                                                              --------------    --------------    --------------    --------------

Shareholder's equity
   Common stock, $1 par value; 10,000,000 shares
      authorized; 250,000 shares issued and outstanding              250,000              --                --             250,000
   Common stock, $2 par value; 10,000 shares
      authorized; 10,000 shares issued and outstanding                  --              20,000           (20,000)             --
   Additional paid-in capital                                      3,930,141         1,621,481        (1,621,481)        3,930,141
   Accumulated comprehensive income, net of taxes                    217,448              --                --             217,448
   Retained earnings (deficit)                                    (3,229,426)          (22,474)           22,474        (3,229,426)
                                                              --------------    --------------    --------------    --------------
Total shareholder's equity                                         1,168,163         1,619,007        (1,619,007)        1,168,163
                                                              --------------    --------------    --------------    --------------
Total liabilities and shareholder's equity                    $   25,218,765    $    1,727,408    $   (1,668,572)   $   25,277,601
                                                              ==============    ==============    ==============    ==============

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2000

                                                               SBM Certificate  Atlantic Capital    Eliminating
                                                                   Company       Funding Corp.        Entries           Totals
                                                               --------------    --------------    --------------    --------------
Qualified assets
   Cash and investments
      Investments in securities of unaffiliated issuers
         Fixed maturities, available-for-sale, at fair value
            (amortized cost: $12,654,435)                      $   13,001,000    $         --      $         --      $   13,001,000
         Equity securities, at fair value (cost: $200,663)            200,663              --                --             200,663
      Mortgage notes held for sale                                  2,816,735           273,883              --           3,090,618
      Mortgage notes held for investment                              375,000           352,732              --             727,732
      Escrows                                                         250,000              --                --             250,000
      Certificate loans                                               110,069              --                --             110,069
      Cash and cash equivalents                                     2,715,502         1,000,891              --           3,716,393
                                                               --------------    --------------    --------------    --------------

        Total cash and investments                                 19,468,969         1,627,506              --          21,096,475
                                                               --------------    --------------    --------------    --------------

Receivables
   Dividends and interest                                              99,421              --                --              99,421
   Escrow receivable                                                  266,482              --                --             266,482
                                                               --------------    --------------    --------------    --------------

        Total receivables                                             365,903              --                --             365,903
                                                               --------------    --------------    --------------    --------------

        Total qualified assets                                     19,834,872         1,627,506              --          21,462,378

Other assets
   Related party receivable                                              --               1,000            (1,000)             --
   Fixed assets                                                        68,003                69              --              68,072
   Investment in subsidiary                                         1,572,958              --          (1,572,958)             --
   Goodwill, net of accumulated amortization of $18,143               635,006              --                --             635,006
   Deferred acquisition costs                                          80,436              --                --              80,436
   Other assets                                                        13,466              --                --              13,466
                                                               --------------    --------------    --------------    --------------

        Total assets                                           $   22,204,741    $    1,628,575    $   (1,573,958)   $   22,259,358
                                                               ==============    ==============    ==============    ==============


Liabilities
   Certificate liability                                       $   20,926,628    $         --      $         --      $   20,926,628
   Accounts payable and other liabilities                             239,743             2,197              --             241,940
   Related party payable                                                1,000            53,420            (1,000)           53,420
   Deferred tax liability                                             305,209              --                --             305,209
                                                               --------------    --------------    --------------    --------------

        Total liabilities                                          21,472,580            55,617            (1,000)       21,527,197
                                                               --------------    --------------    --------------    --------------

Shareholder's equity
   Common stock, $1 par value; 10,000,000 shares
      authorized; 250,000 shares issued and outstanding               250,000              --                --             250,000
   Common stock, $2 par value; 10,000 shares
      authorized; 10,000 shares issued and outstanding                   --              20,000           (20,000)             --
   Additional paid-in capital                                       1,676,457         1,553,957        (1,553,957)        1,676,457
   Accumulated comprehensive income, net of taxes                     212,791              --                --             212,791
   Retained earnings (deficit)                                     (1,407,087)             (999)              999        (1,407,087)
                                                               --------------    --------------    --------------    --------------

        Total shareholder's equity                                    732,161         1,572,958        (1,572,958)          732,161
                                                               --------------    --------------    --------------    --------------

        Total liabilities and shareholder's equity             $   22,204,741    $    1,628,575    $   (1,573,958)   $   22,259,358
                                                               ==============    ==============    ==============    ==============

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                          Year ended December 31, 2001

                                                              SBM Certificate  Atlantic Capital    Eliminating
                                                                 Company        Funding Corp.        Entries           Totals
                                                              --------------    --------------    --------------   --------------
Investment income
   Interest and dividend income                               $      910,395    $       39,653    $         --     $      950,048
   Other investment income                                            10,060              --                --             10,060
   Loss from investment in subsidiary                                (21,475)             --              21,475             --
   Mortgage interest income                                          547,200             7,820              --            555,020
                                                              --------------    --------------    --------------   --------------

           Total investment income                                 1,446,180            47,473            21,475        1,515,128
                                                              --------------    --------------    --------------   --------------

Investment and other expenses
   Management and investment advisory fees                         1,078,839              --                --          1,078,839
   Deferred acquisition cost amortization and
      renewal commissions                                            125,422              --                --            125,422
   Amortization of goodwill                                           43,543              --                --             43,543
   Depreciation expense                                               20,117               541              --             20,658
   Other expenses                                                    605,073              --                --            605,073
                                                              --------------    --------------    --------------   --------------

           Total investment and other expenses                     1,872,994               541              --          1,873,535
                                                              --------------    --------------    --------------   --------------

Interest credited on certificate liability                         1,172,552              --                --          1,172,552
                                                              --------------    --------------    --------------   --------------

           Net investment loss before income taxes                (1,599,366)           46,932            21,475       (1,530,959)
                                                              --------------    --------------    --------------   --------------

Other operating income
   Origination fee income                                               --             421,449              --            421,449
   Gain on sale to investor                                             --             378,034              --            378,034
   Other loan fee income                                                --              67,418              --             67,418
                                                              --------------    --------------    --------------   --------------

           Total other operating income                                 --             866,901              --            866,901
                                                              --------------    --------------    --------------   --------------

Other operating expenses
   Salaries and commissions                                             --             651,311              --            651,311
   Other expenses                                                       --             283,997              --            283,997
                                                              --------------    --------------    --------------   --------------

           Total other operating expenses                               --             935,308              --            935,308
                                                              --------------    --------------    --------------   --------------

           Net other operating loss before income taxes                 --             (68,407)             --            (68,407)
                                                              --------------    --------------    --------------   --------------

Net investment and other operating loss before income taxes       (1,599,366)          (21,475)           21,475       (1,599,366)
Deferred income tax benefit                                          288,264              --                --            288,264
                                                              --------------    --------------    --------------   --------------

           Net investment and other operating income (loss)       (1,311,102)          (21,475)           21,475       (1,311,102)
                                                              --------------    --------------    --------------   --------------

Realized investment gains                                             68,697              --                --             68,697
Income tax expense on realized investment gains                         --                --                --               --
                                                              --------------    --------------    --------------   --------------

           Net realized investment gains                              68,697              --                --             68,697
                                                              --------------    --------------    --------------   --------------

           Net loss                                               (1,242,405)          (21,475)           21,475       (1,242,405)

Other comprehensive income (loss):
   Unrealized gains on available-for-sale
   securities, net of taxes

           Net unrealized gain                                         4,657              --                --              4,657
                                                              --------------    --------------    --------------   --------------

Net comprehensive loss                                        $   (1,237,748)   $      (21,475)   $       21,475   $   (1,237,748)
                                                              ==============    ==============    ==============   ==============


   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                          Year ended December 31, 2000

                                                  SBM Certificate   Atlantic Capital    Eliminating
                                                      Company         Funding Corp.       Entries           Totals
                                                   --------------    --------------    --------------   --------------
Investment income
   Interest and dividend income from securities    $    1,474,281    $         --      $         --     $    1,474,281
   Other investment income                                 56,673              --                --             56,673
   Loss from investment in subsidiary                        (999)             --                 999             --
   Mortgage interest income                                36,975              --                --             36,975
                                                   --------------    --------------    --------------   --------------

        Total investment income                         1,566,930              --                 999        1,567,929
                                                   --------------    --------------    --------------   --------------

Investment and other expenses
   Management and investment advisory fees                180,923              --                --            180,923
   Deferred acquisition cost amortization and
      renewal commissions                                 150,445              --                --            150,445
   Amortization of goodwill                                18,143              --                --             18,143
   Other expenses                                         177,366               999              --            178,365
                                                   --------------    --------------    --------------   --------------

        Total investment and other expenses               526,877               999              --            527,876
                                                   --------------    --------------    --------------   --------------

Interest credited on certificate liability              1,523,169              --                --          1,523,169
                                                   --------------    --------------    --------------   --------------

        Net investment loss before income taxes          (483,116)             (999)              999         (483,116)

Deferred income tax benefit                               621,055              --                --            621,055
                                                   --------------    --------------    --------------   --------------

        Net investment income (loss)                      137,939              (999)              999          137,939
                                                   --------------    --------------    --------------   --------------

Realized investment losses                               (428,582)             --                --           (428,582)
Income tax expense on realized investment losses             --                --                --               --
                                                   --------------    --------------    --------------   --------------

        Net realized investment losses                   (428,582)             --                --           (428,582)
                                                   --------------    --------------    --------------   --------------

        Net loss                                         (290,643)             (999)              999         (290,643)

Other comprehensive income (loss):
   Unrealized gains on available-for-sale
   securities, net of taxes

        Net unrealized gain                               502,906              --                --            502,906
                                                   --------------    --------------    --------------   --------------

Total comprehensive income (loss)                  $      212,263    $         (999)   $          999   $      212,263
                                                   ==============    ==============    ==============   ==============


   See accompanying summary of accounting policies and notes to consolidating financial statements

                             SBM Certificate Company

                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                          Year ended December 31, 1999


Investment income
   Interest income from securities                                  $ 2,261,957
   Other investment income                                               29,602
                                                                    -----------

        Total investment income                                       2,291,559
                                                                    -----------

Investment and other expenses
   Management and investment advisory fees                              154,042
   Deferred acquisition cost amortization and renewal commissions       193,973
   Real estate expenses                                                   2,610
   Other expenses                                                        19,200
                                                                    -----------

        Total investment and other expenses                             369,825
                                                                    -----------

Interest credited on certificate liability                            1,615,074
                                                                    -----------

        Net investment income before income taxes                       306,660

Income tax benefit                                                      102,013
                                                                    -----------

        Net investment income                                           408,673
                                                                    -----------

Realized investment losses                                             (470,507)
Income tax benefit on realized investment losses                         97,977
                                                                    -----------

        Net realized investment losses                                 (372,530)
                                                                    -----------

        Net income                                                  $    36,143
                                                                    ===========

Other comprehensive loss:
   Unrealized loss on available-for-sale securities
     Unrealized holding loss in current year                        $  (895,970)
     Income tax                                                            --
                                                                    -----------

        Net unrealized loss during period                              (895,970)
                                                                    -----------

Net other comprehensive loss                                        $  (859,827)
                                                                    ===========


   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                CONSOLIDATING STATEMENTS OF SHAREHOLDER'S EQUITY

                     Years ended December 31, 2001 and 2000

                                                                             SBM CERTIFICATE COMPANY*
                                               ------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                Common                      Additional     Other Com-                      Total
                                                 Stock                       Paid-in       prehensive   Accumulated    Shareholder's
                                                Shares        Amount         Capital      Income (Loss)    Deficit        Equity
                                               ----------   -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999                      250,000   $   250,000    $ 3,050,000    $  (825,522)   $ 1,693,735    $ 4,168,213

Net loss - SBM-MN                                    --            --             --             --         (429,447)      (429,447)

Changes in net unrealized gains (losses)
   on available-for-sale securities, net of tax      --            --             --          290,115           --          290,115

Dividends paid                                                                                            (3,708,384)    (3,708,384)

Sale of SBM-MN as a reverse merger
   transaction (July 19, 2000)                       --        (250,000)    (3,050,000)       535,407      2,444,096       (320,497)
                                               ----------   -----------    -----------    -----------    -----------    -----------

Balance at July 19, 2000                             --            --             --             --             --             --

Issuance of common stock                          250,000       250,000           --             --             --          250,000

Additional paid-in capital                           --            --        1,102,500           --             --        1,102,500

Contribution of common stock                         --            --          573,957           --             --          573,957

Changes in net unrealized gains (losses)
   on available-for-sale securities, net of tax      --            --             --          212,791           --          212,791

Retained earnings (deficit):
   Dividends paid, net                               --            --             --             --       (2,805,421)    (2,805,421)

   Certificate liability release, net of tax         --            --             --             --        1,259,530      1,259,530

   Net loss since Acquisition                        --            --             --             --          138,804        138,804
                                               ----------   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2000                      250,000       250,000      1,676,457        212,791     (1,407,087)       732,161

Additional paid-in capital                           --            --        2,253,684           --             --        2,253,684

Changes in net unrealized gains (losses)
   on available-for-sale securities, net of tax      --            --             --            4,657           --            4,657

Retained earnings (deficit):
   Dividends paid, net                               --            --             --             --         (579,934)      (579,934)

   Net loss                                          --            --             --             --       (1,242,405)    (1,242,405)
                                               ----------   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2001                      250,000   $   250,000    $ 3,930,141    $   217,448    $(3,229,426)   $ 1,168,163
                                               ==========   ===========    ===========    ===========    ===========    ===========


                                                                 ATLANTIC CAPITAL FUNDING CORPORATION
                                        --------------------------------------------------------------------------------------------
                                                                                                                          Total
                                         Common                Additional    Accum-         Total                      Consolidating
                                         Stock                   Paid-in      ulated     Shareholder's  Eliminating    Shareholder's
                                         Shares      Amount      Capital      Deficit       Equity        Entries         Equity
                                        ---------   ---------   ----------   ---------    ----------    -----------    -----------
Balance at December 31, 1999                 --     $    --     $     --     $    --      $     --      $      --      $ 4,168,213

Net loss - SBM-MN                            --          --           --          --            --                        (429,447)

Changes in net unrealized gains (losses)
   on available-for-sale securities,
   net of tax                                --          --           --          --            --             --          290,115

Dividends paid                                                                                                          (3,708,384)

Sale of SBM-MN as a reverse merger
   transaction (July 19, 2000)               --          --           --          --            --             --         (320,497)
                                        ---------   ---------   ----------   ---------    ----------    -----------    -----------

Balance at July 19, 2000                     --          --           --          --            --             --             --

Issuance of common stock                                 --           --          --           --             --          250,000

Additional paid-in capital                   --          --      1,000,000        --       1,000,000     (1,000,000)     1,102,500

Contribution of common stock               10,000      20,000      553,957        --         573,957       (573,957)       573,957

Changes in net unrealized gains (losses)
   on available-for-sale securities,
   net of tax                                --          --           --          --            --             --          212,791

Retained earnings (deficit):
   Dividends paid, net                       --          --           --          --            --             --       (2,805,421)

   Certificate liability release,
     net of tax                              --          --           --          --            --             --        1,259,530

   Net loss since Acquisition                --          --           --          (999)         (999)           999        138,804
                                        ---------   ---------   ----------   ---------    ----------    -----------    -----------

Balance at December 31, 2000               10,000      20,000    1,553,957        (999)    1,572,958     (1,572,958)       732,161

Additional paid-in capital                   --          --         67,524        --          67,524        (67,524)     2,253,684

Changes in net unrealized gains (losses)
   on available-for-sale securities,
   net of tax                                --          --           --          --            --             --            4,657

Retained earnings (deficit):
   Dividends paid, net                       --          --           --          --            --             --         (579,934)

   Net loss                                  --          --           --       (21,475)      (21,475)        21,475     (1,242,405)
                                        ---------   ---------   ----------   ---------    ----------    -----------    -----------

Balance at December 31, 2001               10,000   $  20,000   $1,621,481   $ (22,474)   $1,619,007    $(1,619,007)   $ 1,168,163
                                        =========   =========   ==========   =========    ==========    ===========    ===========

*On July 9, 2000 SBM Certificate Company of Maryland purchased SBM Certificate of Minnesota (see note A)



   See accompanying summary of accounting policies and notes to consolidating financial statements

                             SBM Certificate Company

                        STATEMENT OF SHAREHOLDER'S EQUITY

                          Year ended December 31, 1999

                                                                    Accumulated
                                                       Additional      Other                       Total
                                         Common         Paid-in    Comprehensive    Retained    Shareholder's
                                         Stock          Capital    Income (loss)    Earnings       Equity
                                       -----------    -----------  -------------   -----------   -----------
Balance, December 31, 1998             $   250,000    $ 3,050,000   $    70,448    $ 1,657,592   $ 5,028,040

   Net income                                 --             --            --           36,143        36,143

   Change in net unrealized
     gains (losses) on available-
     for-sale securities, net of tax          --             --        (895,970)          --        (895,970)
                                       -----------    -----------   -----------    -----------   -----------

   Comprehensive loss                                                                               (859,827)
                                                                                                 -----------

Balance, December 31, 1999             $   250,000    $ 3,050,000   $  (825,522)   $ 1,693,735   $ 4,168,213
                                       ===========    ===========   ===========    ===========   ===========


   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2001

                                                             SBM Certificate   Atlantic Capital    Eliminating
                                                                 Company        Funding Corp.        Entries            Totals
                                                              --------------    --------------    --------------    --------------
Cash flows from operating activities
   Net loss                                                   $   (1,242,405)   $      (21,475)   $       21,475    $   (1,242,405)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
      Loss from investment in subsidiary                              21,475              --             (21,475)             --
      Provision for certificate liability                          1,172,552              --                --           1,172,552
      Realized investment gains                                      (68,697)             --                --             (68,697)
      Deferred income tax benefit                                   (288,264)             --                --            (288,264)
      Deferral of acquisition costs                                 (465,079)             --                --            (465,079)
      Amortization of deferred acquisition costs
        and renewal commissions                                      125,422              --                --             125,422
      Other amortization and depreciation                             63,660               541              --              64,201
      Increase in dividends and interest receivable                 (269,625)           (3,848)             --            (273,473)

      Changes in other assets and liabilities                       (215,942)           33,636              --            (182,306)
                                                              --------------    --------------    --------------    --------------

        Net cash provided by (used in) operating activities       (1,166,903)            8,854              --          (1,158,049)
                                                              --------------    --------------    --------------    --------------

Cash flows from investing activities
   Fixed maturity investments:
      Sales and redemptions                                        6,532,248              --                --           6,532,248
   Purchase of mortgage notes held for sale                       (3,196,222)         (332,421)             --          (3,528,643)
   Investment in mortgage notes held for investment                  (15,000)             --                --             (15,000)
   Principal payments received on mortgage notes receivable        1,775,650           135,882              --           1,911,532
   Real estate tax lien certificates:
      Purchases                                                   (4,145,261)             --                --          (4,145,261)
      Repayments of tax lien certificates                          1,228,198              --                --           1,228,198
   Investment in subsidiary                                          (67,524)             --              67,524              --
   Purchase of fixed assets                                         (137,902)          (19,290)             --            (157,192)
   Repayment of certificate loans, net                                11,932              --                --              11,932
                                                              --------------    --------------    --------------    --------------

        Net cash provided by (used in) investing activities        1,986,119          (215,829)           67,524         1,837,814
                                                              --------------    --------------    --------------    --------------

Cash flows from financing activities
   Amounts paid to face-amount certificate holders                (4,750,988)             --                --          (4,750,988)
   Amounts received from face-amount certificate holders           6,472,858              --                --           6,472,858
   Capital contributed to company                                       --              67,524           (67,524)             --
   Net dividends paid                                               (579,934)             --                --            (579,934)
                                                              --------------    --------------    --------------    --------------

        Net cash provided by (used in) financing activities        1,141,936            67,524           (67,524)        1,141,936
                                                              --------------    --------------    --------------    --------------

        NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                                    1,961,152          (139,451)             --           1,821,701

Cash and cash equivalents, beginning                               2,715,502         1,000,891              --           3,716,393
                                                              --------------    --------------    --------------    --------------

Cash and cash equivalents, end                                $    4,676,654    $      861,440    $         --      $    5,538,094
                                                              ==============    ==============    ==============    ==============

Supplemental disclosure of significant noncash investing
   and financing activities:
        Contribution of assets from State Bond                $    2,253,684    $         --      $         --      $    2,253,684
                                                              ==============    ==============    ==============    ==============


   See accompanying summary of accounting policies and notes to consolidating financial statements

                    SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2000

                                                           SBM          Atlantic
                                                       Certificate       Capital       Eliminating
                                                         Company       Funding Corp.     Entries          Totals
                                                      --------------  --------------  --------------  --------------
Cash flows from operating activities
   Net loss                                           $     (290,643) $         (999) $          999  $     (290,643)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
      Loss from investment in subsidiary                         999            --              (999)           --
      Provision for certificate liability                  1,523,169            --              --         1,523,169
      Realized investment losses                             428,582            --              --           428,582
      Deferred income tax benefit                           (621,055)           --              --          (621,055)
      Deferral of acquisition costs                          (80,800)           --              --           (80,800)
      Amortization of deferred acquisition costs
        and renewal commissions                              150,445            --              --           150,445
   Other amortization and depreciation                        18,947            --              --            18,947
   Decrease in dividends and interest receivable              41,252            --              --            41,252
   Changes in other assets and liabilities                   425,769           1,890            --           427,659
                                                      --------------  --------------  --------------  --------------

        Net cash provided by (used in)
          operating activities                             1,596,665             891            --         1,597,556
                                                      --------------  --------------  --------------  --------------

Cash flows from investing activities
   Fixed maturity investments:
      Purchases                                             (263,808)           --              --          (263,808)
      Sales and redemptions                                6,434,532            --              --         6,434,532
   Investment in mortgage notes held for investment         (375,000)           --              --          (375,000)
   Investment in subsidiary                               (1,000,000)           --         1,000,000            --
   Purchase of mortgage notes held for sale               (2,816,735)           --              --        (2,816,735)
   Cash paid for SBM                                      (1,350,000)           --              --        (1,350,000)
   Purchase of computer software                             (68,003)           --              --           (68,003)
   Repayment of certificate loans, net                        14,864            --              --            14,864
                                                      --------------  --------------  --------------  --------------

        Net cash provided by investing activities            575,850            --         1,000,000       1,575,850
                                                      --------------  --------------  --------------  --------------

Cash flows from financing activities
   Amounts paid to face-amount certificate holders        (8,718,868)           --              --        (8,718,868)
   Proceeds from issuance of common stock                    250,000            --              --           250,000
   Capital contributed to company                          1,102,500       1,000,000      (1,000,000)      1,102,500
   Amounts received from face-amount
      certificate holders                                     15,681            --              --            15,681
Net dividends paid                                        (6,513,805)           --              --        (6,513,805)
                                                      --------------  --------------  --------------  --------------

        Net cash provided by (used in)
          financing activities                           (13,864,492)      1,000,000      (1,000,000)    (13,864,492)
                                                      --------------  --------------  --------------  --------------

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                           (11,691,977)      1,000,891            --       (10,691,086)

Cash and cash equivalents, beginning                      14,407,479            --              --        14,407,479
                                                      --------------  --------------  --------------  --------------

Cash and cash equivalents, end                        $    2,715,502  $    1,000,891  $         --    $    3,716,393
                                                      ==============  ==============  ==============  ==============


                                  (continued)

                     SBM Certificate Company and Subsidiary

                          Year ended December 31, 2000


Supplemental disclosure of significant noncash investing
  and financing activities:
        Release of cerfificate liability, net of tax               $  1,259,530
                                                                   ============

        Acquisition of SBM-MN:
          Assets acquired                                          $ 27,390,982
          Liabilities assumed                                       (26,557,263)
          Legal acquisiton costs                                       (136,868)
          Goodwill                                                      653,149
                                                                   ------------
                Total purchase price                               $  1,350,000
                                                                   ============

Contribution of 1st Atlantic ownership to SBM-MD                   $    573,957
                                                                   ============

   See accompanying summary of accounting policies and notes to consolidating financial statements

                             SBM Certificate Company

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1999


Cash flows from operating activities
   Net income                                                      $     36,143
   Adjustments to reconcile net income to net cash
   provided by operating activities
      Provision for certificate liability                             1,615,074
      Realized investment losses                                        470,507
      Deferral of acquisition costs                                    (140,145)
      Amortization of deferred acquisition costs and
        renewal commissions                                             193,973
      Other amortization and depreciation                                23,711
      Deferred tax expense                                               11,513
      Decrease in dividends and interest receivable                     115,051
      Changes in other assets and liabilities                          (247,085)
                                                                   ------------

        Net cash provided by operating activities                     2,078,742
                                                                   ------------

Cash flows from investing activities
   Fixed maturity investments:
      Purchases                                                     (22,469,407)
      Maturities and redemptions                                     26,873,872
      Sales                                                          10,171,240
   Repayment of certificate loans, net                                   39,276
                                                                   ------------

        Net cash provided by investing activities                    14,614,981
                                                                   ------------

Cash flows from financing activities
   Amounts paid to face-amount certificate holders                   (5,737,826)
   Amounts received from face-amount certificate holders                171,612
                                                                   ------------

        Net cash used in financing activities                        (5,566,214)
                                                                   ------------

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                       11,127,509

Cash and cash equivalents, beginning                                  3,279,970
                                                                   ------------

Cash and cash equivalents, end                                     $ 14,407,479
                                                                   ============


   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                   NOTES TO CONSOLIDATING FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999


NOTE A - ORGANIZATION AND BUSINESS

     Organization and Acquisitions

     SBM Certificate Company and Subsidiary (the "Company") consists of SBM Certificate Company, a Maryland Corporation ("SBM-MD"), and Atlantic Capital Funding Corporation, a Maryland Corporation ("ACFC"). SBM-MD was formed on May 24, 2000 under the laws of the State of Maryland. SBM-MD is a wholly-owned subsidiary of State Bond and Mortgage Company, LLC ("State Bond"). 1st Atlantic Guaranty Corporation ("1st Atlantic"), a Maryland Corporation, is the sole member of State Bond. SBM-MD is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the "1940 Act").

     On July 19, 2000, State Bond completed the purchase of 100% of the issued and outstanding shares of common stock of SBM Certificate Company, a Minnesota Corporation ("SBM-MN") (the "Acquisition"), from ARM Financial Group, Inc. ("ARM"), a Delaware corporation. SBM-MN was a wholly-owned subsidiary of ARM and an issuer of face-amount certificates under the Investment Company Act of 1940.

     State Bond effected the Acquisition as assignee under a Stock Purchase Agreement, dated March 28, 2000, by and among 1st Atlantic, SBM-MN and ARM. State Bond is a 100% owned subsidiary of 1st Atlantic.

     The Stock Purchase Agreement provided for a purchase price of $1,400,000, which allowed for an adjustment to the purchase price based on actual asset values at the date of the Acquisition. As a result, the purchase price was reduced to $1,350,000, of which $950,000 was paid directly to ARM and $400,000 was held by an escrow agent as security for certain post-closing obligations and liabilities of ARM under the Stock Purchase Agreement. In October 2001, a final settlement was reached with ARM relating to these post-closing obligations, whereby, the Company received $278,333 and the remainder of the escrow monies were released to ARM. The Acquisition was accounted for as a reverse merger using the purchase method of accounting, whereby SBM-MD became the surviving corporation.

     The Acquisition was financed by a short-term bank loan made to State Bond, in the amount of $1,500,000. The loan provided for a floating and fluctuating rate of interest equal to the prime rate. State Bond's President, his wife and other officers also personally guaranteed this loan.

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000 and 1999

NOTE A - ORGANIZATION AND BUSINESS (Continued)

     Organization and Acquisitions (Continued)

     On July 19, 2000, upon completion of the Acquisition, SBM-MD declared and paid a cash dividend in the amount of $1,500,000 to its parent, State Bond, which used these proceeds to repay the bank borrowing described above. Immediately prior to the closing of the sale, SBM-MN paid a dividend to ARM in an amount equal to SBM-MN's shareholders' equity less (i) $450,000 and
     (ii) estimated deferred acquisition cost net of income taxes. The dividend, totaling $3,708,384, was in the form of a transfer of certain securities, in-kind, and the balance, in cash and cash equivalents.

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

     Nature of Operations

     SBM-MD is engaged in the business of issuing and servicing face-amount certificates. A face-amount certificate is an obligation of the issuer to pay a face, or principal amount, plus specified interest, to the holder of the certificate. Under the certificates, the face-amount may be paid at the end of a certificate's Guarantee Period or at its Maturity Date. Lesser amounts are paid at such times if all or part of an investment in the Certificate is withdrawn prior to maturity or the end of any Guarantee Period. Interest, as described above, may be paid quarterly or annually, or compounded.

     The Company currently offers various series of single-payment investment certificates. The Company's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities.

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000 and 1999


NOTE A - ORGANIZATION AND BUSINESS (Continued)

     Nature of Operations (Continued)

     ACFC is a mortgage broker that originates residential and commercial loans and assigns certain loans to SBM-MD at closing. SBM-MD purchases these loans at ACFC's cost.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The preparation of consolidating financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidating

     The consolidating financial statements include the accounts of SBM-MD and its wholly-owned subsidiary, ACFC. All significant intercompany balances and transactions have been eliminated.

     Cash and Fixed Maturity Investments

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

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Cash and Fixed Maturity Investments (Continued)

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

     Mortgage Notes Held for Sale

     Mortgage notes receivable held for sale are carried at the lower of cost or market value. Loan origination fees and discount points paid by borrowers and the incremental direct costs of originating the loans are capitalized until the loans are sold or paid off. The market value is determined by evaluating, on a loan by loan basis, the note receivable expected loan payments and the market value of the real estate securing the loan.

     Mortgage Notes Held for Investment

     Mortgage notes held for investment are carried at amortized cost net of loan origination fees and discount points paid by borrowers and the incremental direct costs of originating the loans. These fees and costs are capitalized and amortized through maturity. If necessary, a loan loss reserve is recognized for management's estimate of unrecoverable amounts. Unrecoverable balances are determined by management based on an evaluation of the borrower and the value of the real estate securing the loan.

     Real Estate Tax Lien Certificates

     Real estate tax lien certificates are investments comprised of delinquent real estate tax bills purchased from municipalities. The investments are secured by a first lien on the respective properties on which the tax is owed. They are carried at cost and, if necessary, a reserve is recognized for management's estimate of unrecoverable amounts.

     Deferred Acquisition Costs

     Costs of issuing new face-amount certificates, principally commissions, have been deferred. These costs are amortized on a straight-line basis over the initial maturity period of the certificates.

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

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Certificate Liability (Continued)

     Following the Acquisition, a methodology for calculating the certificate liability was adopted and implemented, whereby the certificate liability is carried at the certificate's surrender value. This methodology is in accordance with Section 28 of the Investment Company Act of 1940. Application of this method of calculating the liability resulted in a reduction of the certificate liability net of tax of $1,259,530 at Acquisition. This amount is reflected as an adjustment to the accumulated deficit in the statement of shareholder's equity.

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

     Goodwill

     Goodwill resulted from the Acquisition transaction and is being amortized over 15 years. Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The statement is applicable starting with fiscal years beginning after December 15, 2001. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     Fixed Assets

     Fixed assets are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

     Revenue Recognition

     The Company recognizes interest and dividend income on investments when earned on an accrual basis. Revenue earned from the origination and brokering of loans is recognized upon the sale of the loan to an investor or third party. Gains and losses from the sales of investments are recognized at the date of sale of the investment.

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000, and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Advertising Costs

     The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2001 and 2000 was $93,422 and $0, respectively.

NOTE C - FIXED MATURITY INVESTMENTS

     The amortized cost and estimated fair values of available-for-sale securities were as follows:

                                                          Gross        Gross
                                                        Unrealized   Unrealized
                                              Cost         Gain         Loss      Fair Value
                                           ----------   ----------   ----------   ----------
      December 31, 2001
          Fixed maturities
            Mortgage-backed
             securities                   $ 2,390,095   $  209,896   $   43,772   $2,556,219
          Corporate securities              3,656,575      317,534      161,888    3,812,221
          U.S. Treasury securities
             and obligations of U.S.
             government agencies              265,110       16,420       10,747      270,783
          Obligations of state and
             political subdivisions           128,236       10,764        3,910      135,090
                                          -----------   ----------   ----------   ----------

                Total available-for-sale
                   securities             $ 6,440,016   $  554,614   $  220,317   $6,774,313
                                          ===========   ==========   ==========   ==========

      December 31, 2000
              Fixed maturities
                Mortgage-backed
                 securities               $ 8,485,032   $  236,944   $    1,849   $8,720,127
              Corporate securities          3,632,239       97,246        7,297    3,722,188
              U.S. Treasury securities
                 and obligations of U.S.
                 government agencies          410,123        9,065         --        419,188
              Obligations of state and
                 political subdivisions       127,041       12,456         --        139,497
                                           ----------   ----------   ----------   ----------

          Total fixed maturities           12,654,435      355,711        9,146   13,001,000
          Equity securities                   200,663         --           --        200,663
                                          -----------   ----------   ----------   ----------

               Total available-for-sale
                  securities              $12,855,098   $  355,711   $    9,146   $13,201,663
                                          ===========   ==========   ==========   ==========

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000, and 1999


NOTE C - FIXED MATURITY INVESTMENTS (Continued)

     The amortized cost and estimated fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed securities provide for periodic payments throughout their life.

                             December 31, 2001           December 31, 2000
                         -------------------------   -------------------------
                                        Estimated                   Estimated
                            Cost       fair value       Cost       fair value
                         -----------   -----------   -----------   -----------
FIXED MATURITIES
  Due in one year
    or less              $      --     $      --     $      --     $      --
  Due after one year
    through five years       951,380     1,010,344       227,452       227,702
  Due after five years
    through ten years        937,420     1,028,602     1,786,485     1,868,662
  Due after ten years      2,161,121     2,179,148     2,155,466     2,184,509
  Mortgage-backed
    securities             2,390,095     2,556,219     8,485,032     8,720,127
                         -----------   -----------   -----------   -----------

Total fixed maturities   $ 6,440,016   $ 6,774,313   $12,654,435   $13,001,000
                         ===========   ===========   ===========   ===========

     Gains (losses) of $64,966, ($443,445), and ($470,507) were realized on sales of fixed maturities classified as available-for-sale for the years ended December 31, 2001, 2000, and 1999, respectively.

     Gains of $3,731 and $14,863 were recognized on equity securities sold during 2001 and 2000, respectively. There were no gains or losses recognized on equity securities sold for the year ended December 31, 1999.

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000, and 1999


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

                                               Year Ended December 31,
                                      -----------------------------------------
                                          2001           2000           1999
                                      -----------    -----------    -----------

     Net unrealized gain (loss)
       arising during period on
       available-for-sale securities  $    50,079    $   221,294    $(1,162,300)

     Reclassification adjustment
       for net realized (gains)
       losses included in net
       income                             (45,422)        (8,503)       266,330
                                      -----------    -----------    -----------

     Change in net unrealized gains
       (losses) on available-for-
       sale securities                $     4,657    $   212,791    $  (895,970)
                                      ===========    ===========    ===========

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000, and 1999


NOTE E - FIXED ASSETS

     Fixed assets are as follows as of December 31, 2001 and 2000:

                                                       2001         2000
                                                    ----------   ----------

     Land and building                              $  129,887   $     --
     Furniture and fixtures                             18,066         --
     Computer equipment                                 77,311       68,072
                                                    ----------   ----------

       Total cost                                      225,264       68,072
       Less accumulated depreciation                    20,658         --
                                                    ----------   ----------

                                                    $  204,606   $   68,072
                                                    ==========   ==========

NOTE F - MORTGAGE NOTES HELD FOR SALE

     At December 31, 2001 and 2000, the Company held residential and commercial mortgage notes receivable for sale of $6,964,413, net of capitalized origination fees of $47,191 and deferred direct loan costs of $9,834. The notes accrue interest at rates ranging from 9.25% to 14.5%, are secured by real property and have maturity dates through October 1, 2031. The Company's intention is to sell the notes to a buyer under certain favorable market conditions. As of December 31, 2001, there are no commitments from investors to purchase any of these mortgage notes.

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000, and 1999


NOTE G - MORTGAGE NOTES HELD FOR INVESTMENT

     The Company held two mortgage notes receivable as of December 31, 2001 and 2000 as long-term investments. These notes are serviced by the Company and are secured by real property. The notes accrue interest at rates of 12% and 8% with maturity dates through December 31, 2001.

NOTE H - REAL ESTATE TAX LIEN CERTIFICATES

     The Company held investments in real estate tax lien certificates at December 31, 2001 in the amount of $2,917,063. Interest is earned based on a fixed rate of 20% on the outstanding taxes owed. Interest income on these investments for the year ended December 31, 2001 was $159,354 and accrued interest at December 31, 2001 was $142,967. The Company recovers the cost of its investment plus accrued interest from pass through payments on the tax bills from the municipality, which receives payments directly from the tax payers. The Company may also recover the cost of its investment plus accrued interest by exercising its rights to foreclose on the underlying properties within a two year period from the date of the investment purchase.

NOTE I - CERTIFICATE LIABILITY

     The Company's certificate liability consists of the statutory certificate liability and the additional certificate liability. The statutory certificate liability is calculated based on section 28(a) of the 1940 Act. The Company maintains an additional certificate liability amount in excess of the statutory liability. This additional liability plus the statutory liability is equal to the certificates' surrender value.

     The total certificate liability at December 31 is summarized as follows:

                                                                     Minimum        Additional
                                           2001         2000         Interest        Interest
                                       -----------   -----------   -------------   ------------
     Fully-paid certificates:
     Single-payment series 503         $22,011,880   $18,926,313        2.50        2.10 to 4.60
     Installment                         1,226,036     1,271,625    2.50 to 3.50    1.50 to 2.75
     Optional settlement                   161,607       193,713    2.50 to 3.50    2.00 to 2.75
     Due to unallocated
       certificate holders                    --            --          None
                                       -----------   -----------

                                       23,399,523     20,391,651
                                       -----------   -----------

     Installment certificates:
       Reserves to mature, by series
         120 and 220                       336,000       274,385         3.25       1.75 to 2.00
         315                                85,527       115,703         3.50       1.50 to 1.75
       Advance payments                       --         144,889
                                       -----------   -----------

                                          421,527        534,977
                                       -----------   -----------

     Total certificate liability      $23,821,050    $20,926,628
                                      ===========    ===========

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000, and 1999


NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                    December 31, 2001           December 31, 2000
                                -------------------------  --------------------------
                                  Carrying     Estimated      Carrying     Estimated
                                   Value      Fair Value       Value      Fair Value
                                -----------   -----------   -----------   -----------
     Assets
        Fixed maturities        $ 6,440,016   $ 6,774,313   $13,001,000   $13,001,000
        Equity securities              --            --         200,663       200,663
        Mortgage notes held
          for sale                6,964,413     6,964,413     3,090,618     3,197,418
        Mortgage notes held
          for investment            731,482       731,482       727,732       727,732
        Real estate tax lien
          certificates            2,917,063     2,917,063          --            --
        Certificate loans            98,137        98,137       110,069       110,069
        Cash and cash
          equivalents             5,538,094     5,538,094     3,716,393     3,716,393
     Liabilities
        Certificate liability    23,821,050    23,821,050    20,926,628    20,926,628

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

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000, and 1999


NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

     Certificate Loans

     The carrying value of certificate loans approximates their fair value.

     Mortgate Notes Held for Sale

     Fair value is estimated by evaluating, on a loan-by-loan basis, the note receivable's expected loan payments and the market value of the real estate securing the loan.

     Mortgate Notes Held for Investment

     Estimated fair value of mortgage notes held for investment approximates their carrying value.

     Real Estate Tax Lien Certificates

     Estimated fair value of tax lien certificates approximates their carrying value.

     Cash and Cash Equivalents

     The carrying amounts of cash and cash equivalents approximate their fair value given the short-term nature of these assets.

     Certificate Liability

     The fair value and carrying value of the certificate liability is based on the surrender value of the applicable certificate prospectus.

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000, and 1999


NOTE K - INCOME TAXES

     Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses. Significant components of the deferred tax liabilities and assets as of December 31, 2001 and 2000 were:

                                                         2001          2000
                                                     -----------    -----------
     Deferred tax liabilities
        Net unrealized gains on available-for-sale
          securities                                 $   116,849    $   133,774
        Certificate liability                            640,269        630,724
                                                     -----------    -----------

           Total deferred tax liabilities                757,118        764,498
                                                     -----------    -----------

     Deferred tax assets
        Investments                                      185,644        311,829
        Mortgage notes                                      --           38,136
        Capital loss carryover                           381,925        206,455
        Net operating loss carryforward                  967,671        109,324
                                                     -----------    -----------

           Total deferred tax assets                   1,535,240        665,744

     Valuation allowance for deferred tax assets        (778,122)      (206,455)
                                                     -----------    -----------

        Net deferred tax assets                          757,118        459,289
                                                     -----------    -----------

        Deferred tax liabilities shown on the
          accompanying balance sheets                $      --      $   305,209
                                                     ===========    ===========

     In 2001 and 2000, the Company has provided a valuation allowance for deferred tax assets for net operating loss carryforwards and capital loss carryforwards in which realization of these future benefits cannot be reasonably assured as a result of recurring operating losses and the uncertainty of the Company's ability to realize the capital loss carryforwards. If the Company has capital gains, these capital loss carryforwards would be available to offset such gain, subject to certain limitations. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000, and 1999


NOTE K - INCOME TAXES (Continued)

     At December 31, 2001 and 2000, the Company had net operating loss carryforwards of approximately $2,506,919 and $283,223, respectively, for income tax purposes which expire in various years through 2021. The Company had capital loss carryforwards at December 31, 2001 and 2000 of approximately $988,930 and $283,223, respectively, which expire in various years through 2006.

     The components of the provision for federal income tax expense consist of the following:

                                               Year Ended December 31,
                                       ------------------------------------
                                           2001         2000         1999
                                        ---------    ---------    ---------
     Current                            $    --      $    --      $(211,503)
     Deferred                            (288,264)    (621,055)      11,513
                                        ---------    ---------    ---------

     Total federal income tax benefit   $(288,264)   $(621,055)   $(199,990)
                                        =========    =========    =========

     Federal income tax expense differs from that computed by using the income tax rate of 35%, as shown below.

                                              Year Ended December 31,
                                        -----------------------------------
                                           2001         2000         1999
                                        ---------    ---------    ---------

     Income tax benefit at
       statutory rate                   $(441,577)   $(309,977)   $ (57,346)
     State tax benefit, net of federal
     tax benefit                          (86,968)     (24,277)        --
       Increase in valuation allowance
       related to capital loss and
       NOL carryovers                     571,667      206,455       66,700
     Decrease in contingent tax liability    --           --       (200,000)
     Dividend received deduction             --           --         (7,211)
     Certificate liability adjustment    (287,735)    (615,904)        --
     Mortgage notes marked to market         --         38,136         --
     Tax-exempt interest                  (12,000)     (12,000)      (2,612)
     Other                                (31,651)      96,512          479
                                        ---------    ---------    ---------

     Total federal income tax benefit   $(288,264)   $(621,055)   $(199,990)
                                        =========    =========    =========

                     SBM Certificate Company and Subsidiary

                   NOTES TO CONSOLIDATING FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999


NOTE L - RELATED PARTY TRANSACTIONS

     State Bond provides the Company with administrative services pursuant to an Administrative Services Agreement. This agreement stipulates that State Bond shall provide certain administrative and special services for the Company. Services include the use of State Bond's property and equipment, facilities and personnel needed for SBM-MD's daily operations. For providing such services, State Bond earns an annual fee from the Company calculated at either 1% of the Company's average certificate liability balances, or an amount not to exceed $2.5 million. The charge is determined monthly by State Bond and Company management. During 2001 and 2000, a fee was charged totaling $1,078,839 and $112,223, respectively. Management fees paid in 2001 and 2000 were $1,119,128 and $71,934, respectively, and $40,289 remained payable at December 31, 2000.

     On September 30, 2001, State Bond contributed as additional paid-in capital two mortgage notes to the Company which totaled $2,253,684 at that date. One of such notes in the amount of $1,127,473, is secured by real estate that is owned by the borrower, a partnership in which 1st Atlantic has an 85% partnership interest.

     A director of the Company provided legal services relating to the Acquisition and throughout 2001. Total costs for services provided during 2001 and 2000 were $8,150 and $61,960, respectively, and $18,000 remained payable as of December 31, 2000.

     The Controlling shareholder of 1st Atlantic, State Bond's parent, is also Chairman of the Board of Directors of SBM-MD.

NOTE M - SHAREHOLDER'S EQUITY AND REGULATORY MATTERS

     The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($21.5 million and $20.2 million at December 31, 2001 and 2000, respectively). The Company had qualified assets (at amortized cost) of $23.6 million and $20.4 million at those respective dates.

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

                     SBM Certificate Company and Subsidiary

                   NOTES TO CONSOLIDATING FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999


NOTE M - SHAREHOLDER'S EQUITY AND REGULATORY MATTERS (Continued)

     Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of December 31, 2001 and 2000, as shown in the following table. Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

                                                       December 31,
                                              ----------------------------
                                                  2001            2000
                                              ------------    ------------
     Qualified assets on deposit:
             Central depository                $ 23,301,100    $ 20,114,019
             State governmental authorities         270,899         265,110
                                               ------------    ------------

     Total qualified assets on deposit         $ 23,571,999    $ 20,379,129
                                               ============    ============

     Certificate reserve under Section 28(a)   $ 21,311,350    $ 20,020,189
     Less:  Certificate loans                       (98,137)       (110,069)
     Plus:  Base capital requirement                250,000         250,000
                                               ------------    ------------

     Required deposits                         $ 21,463,213    $ 20,160,120
                                               ============    ============

NOTE N - CONCENTRATIONS

     During 2001, the Company had selling agreements in place with six broker-dealer firms to sell the face-amount certificates of the Company. Of the Company's $6,472,858 of new certificate sales, $4,226,506, or 65%, were sold by one broker-dealer, ARM Securities. To mitigate this concentration, in 2002, the Company has executed one new selling agreement and has begun extensive marketing to the other broker-dealers with which it has selling agreements. In addition, the Company has implemented a new internal retail sales division.

                     SBM Certificate Company and Subsidiary

                             SUPPLEMENTAL SCHEDULES

         SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS

                                December 31, 2001

                                                               PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                                AMOUNT        COST        VALUE
-----------------------------------------------------------    ----------   ----------   ----------
FIXED MATURITIES AVAILABLE-FOR-SALE
  U.S. TREASURY SECURITIES
     U.S. Treasury Note, 5.625%, due 5/15/2008                 $   50,000   $   51,360   $   52,407
     U.S. Treasury Note, 7.25%, due 8/15/2004                     200,000      213,750      218,376
                                                                            ----------   ----------
                                                                               265,110      270,783
                                                                            ----------   ----------
OBLIGATIONS OF STATE AND POLITICAL
  SUBDIVISIONS
  Belmont County, Ohio, Sanitary Sewer District #3
     Waterworks Revenue Bonds, 4.25%, due 4/01/2004                14,000       13,801       13,963
  Douglas County, Washington, Public Utilities Districts
     #1, Wells Hydroelectric Revenue Bonds, 4%,
     due 9/01/2018                                                 55,000       50,066       52,104
   Yuba County California, Water Agency Bonds, 4%,
     due 3/01/2016                                                 75,000       64,369       69,023
                                                                            ----------   ----------
                                                                               128,236      135,090
                                                                            ----------   ----------

CORPORATE SECURITIES
  FINANCIAL INSTITUTIONS
     Central Fidelity Cap. I, Series A, 7.18%, due 4/15/2027      950,000      926,188      884,982
     Citigroup Inc., 7%, due 12/01/2025                           300,000      271,225      307,077
     First Union Corp., 6.4%, due 4/1/2008                        960,000      886,080      976,195
                                                                            ----------   ----------
                                                                             2,083,493    2,168,254
                                                                            ----------   ----------

PUBLIC UTILITIES
  MCI Communications Corp., 7.75%, due 3/15/2024                  900,000      849,253      865,962
                                                                            ----------   ----------
                                                                               849,253      865,962
                                                                            ----------   ----------

INDUSTRIAL:
  USX Corp., 6.65%, due 2/1/2006                                  750,000      723,829      778,005
                                                                            ----------   ----------
                                                                               723,829      778,005
                                                                            ----------   ----------

  TOTAL CORPORATE SECURITIES                                                 3,656,575    3,812,221
                                                                            ----------   ----------


                     SBM Certificate Company and Subsidiary

   SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS - CONTINUED

                                December 31, 2001


                                                        PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                         AMOUNT             COST            VALUE
----------------------------------------------------    ----------        ----------       ----------
MORTGAGE-BACKED SECURITIES
Countrywide Home Loans RAST, 1998-A8, A6, 6.2124%,
   due 8/25/2028                                            900,000          850,401          905,481
Federal Home Loan Mortgage Corporation, 6.5%,
   due 5/15/2028                                          1,000,000          895,253          954,530
Federal National Mortgage Association, 9%,
   due 4/01/2021                                             13,043           13,784           14,213
Government National Mortgage Association
   11.5%, due 3/15/2015                                          98              196              113
   11.5%, due 4/15/2013                                         434              476              501
   11.5%, due 5/15/2015                                         127              144              147
   11.5%, due 8/15/2013                                         787              821              909
   6.875%, due 1/20/2026                                    139,514          137,203          142,740
PNC Mortgage Securities Corp., 1998-7 1A13, 6.75%,
   due 9/25/2028                                            423,275          408,839          435,245
PNC Mortgage Securities Corp., 1998-7 1A24, 7.25%,
   due 9/25/2028                                            101,864           82,978          102,340
                                                                          ----------       ----------
                                                                           2,390,095        2,556,219
                                                                          ----------       ----------

      TOTAL FIXED MATURITIES AVAILABLE-FOR-SALE                           $6,440,016       $6,774,313
                                                                          ==========       ==========

                     SBM Certificate Company and Subsidiary

   SCHEDULE II - INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON

                          Year ended December 31, 2001

                                                                                                AMOUNT OF DIVIDENDS OR INTEREST
                                                                                          -----------------------------------------
                                                                                                                        LOSS FROM
                                                                        CARRYING VALUE                                 INVESTMENT IN
                                         NUMBER OF      PAR VALUE OF    OF INVESTMENT    CREDITED TO                    SUBSIDIARY
   NAME OF INVESTMENT IN SUBSIDIARY     SHARES HELD      SHARES HELD    IN SUBSIDIARY      INCOME           OTHER        FOR PERIOD
   --------------------------------     -----------      -----------    -------------    -----------      ----------    ----------
Atlantic Capital Funding Corporation       10,000        $   20,000       $1,619,007      $     --        $     --      $  (21,475)
                                                         ==========       ==========      ==========      ==========    ==========

                     SBM Certificate Company and Subsidiary

  SCHEDULE III - MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES

                          Year ended December 31, 2001


                                                  AMOUNT OF PRINCIPAL UNPAID AT
                                                         CLOSE OF PERIOD
                                                  -------------------------------
                                                                                      AMOUNT OF                      INTEREST INCOME
                                   CARRYING                          SUBJECT TO       MORTGAGES       INTEREST DUE       EARNED
                                   AMOUNT OF                         DELINQUENT         BEING        AND ACCRUED AT    APPLICABLE TO
  DESCRIPTION     PRIOR LIENS        ASSET            TOTAL           INTEREST        FORECLOSED      END OF PERIOD      PERIOD
--------------- --------------   --------------   --------------   --------------   --------------   --------------   --------------
LIENS ON:
   RESIDENTIAL            NONE   $    5,604,256   $    5,604,256   $    2,267,316   $    2,267,316   $      131,050   $      530,103
   COMMERCIAL             NONE        2,091,639        2,091,639        1,065,000        1,065,000           24,917           24,917
                --------------   --------------   --------------   --------------   --------------   --------------   --------------

       TOTAL    $         --     $    7,695,895   $    7,695,895   $    3,332,316   $    3,332,316   $      155,967   $      555,020
                ==============   ==============   ==============   ==============   ==============   ==============   ==============

                     SBM Certificate Company and Subsidiary

                    SCHEDULE V - QUALIFIED ASSETS ON DEPOSIT

                                December 31, 2001

                                                                      FIRST
                                                                   MORTGAGES AND
                                                 INVESTMENTS IN     OTHER FIRST
                                                    SECURITIES        LIENS ON          OTHER
    NAME OF DEPOSITORY               CASH              (a)          REAL ESTATE          (b)             TOTAL
------------------------------   --------------   --------------   --------------   --------------   --------------
State governmental authorities
   Securities Department
     of Illinois                 $         --     $      265,110   $         --     $        5,789   $      270,899
Central depositary
   US Bank                            5,210,521        6,174,906       10,612,958          367,105       22,365,490
   Bank of America                      719,963             --               --               --            719,963
   Chase Manhattan                       65,960             --               --               --             65,960
   Chevy Chase                           45,648             --               --               --             45,648
   State Bank                            16,799             --               --               --             16,799
   Wells Fargo                           87,240             --               --               --             87,240
                                 --------------   --------------   --------------   --------------   --------------

Total qualified assets on
  deposit                        $    6,146,131   $    6,440,016   $   10,612,958   $      372,894   $   23,571,999
                                 ==============   ==============   ==============   ==============   ==============

(a)  Represents amortized cost of bonds and securities.

(b)  Represents dividend and interest receivable on qualified assets.

                     SBM Certificate Company and Subsidiary

                       SCHEDULE VI - CERTIFICATE RESERVES
                           PART I - SUMMARY OF CHANGES

                          Year ended December 31, 2001

                                                BALANCE AT BEGINNING OF YEAR                           ADDITIONS
                                              --------------------------------      -----------------------------------------------
                                                                      RESERVES
                                               NUMBER OF             (INCLUDING               RESERVE
                                               ACCOUNTS                ADVANCE                PAYMENTS
                                                 WITH    AMOUNT OF    PAYMENTS                   BY        CHARGED  TO
                                      YIELD    SECURITY   MATURITY   WITH ACRUED CHARGED TO  CERTIFICATE  OTHER ACCOUNTS
          DESCRIPTION                PERCENT    HOLDERS    VALUE      INTEREST     INCOME       HOLDER         (a)       Adjustment
          -----------                -------    -------    -----      --------     ------       ------    -------------- ----------
Reserves to mature, installment
  certificates
   Series 120                          2.75        8   $    50,000  $   172,042  $     6,058  $     1,398   $      --    $      --
   Series 220                          2.75       15        80,000      221,336       10,588        3,180          --           --
   Series 315                          2.66       22        90,200      141,599        6,309        4,202          --           --
                                                                                                                         -----------
Single payment certificates
   Series 503                          2.50    1,691    21,087,286   18,926,313      849,241    2,079,484                     49,589
   Series 505                          2.50     --            --           --         55,306    1,361,590                       --
   Series 507                          2.50     --            --           --         27,133      506,043                       --
   Series 510                          2.50     --            --           --        129,766    2,516,961                       --

Fully paid installment certificates -
  (Paid Up Bonds)                      2.50      404     2,099,101    1,271,625       82,452         --                       14,965

Optional settlement certificates
   Paid-up certificate (Special        2.50        3           575          483           15         --            --           --
   Maturity) Annuities                 3.00       43       437,675      193,230       20,127         --                       69,916

   Due to unlocated certificate
     holders                           None       26         2,799         --           --           --            --           --
                                              ------   -----------  -----------  -----------  -----------   -----------  -----------

   Total                                       2,212   $23,847,636  $20,926,628  $ 1,186,995  $ 6,472,858   $      --    $   134,470
                                              ======   ===========  ===========  ===========  ===========   ===========  ===========

Total charged to income, per above                                               $1,186,995
   Less reserve recoveries from
     terminations prior to maturity                                                 (14,443)
                                                                                 ----------
   Interest credited on certificate
     reserves, per statement of operations
     and comprehensive income (loss)                                             $1,172,552
                                                                                 ==========

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
                     PART I - SUMMARY OF CHANGES - CONTINUED

                          Year ended December 31, 2001

                                                     DEDUCTIONS                               BALANCE AT END OF YEAR
                                     --------------------------------------------   ---------------------------------------------
                                                                                                                      RESERVES
                                                                                                                     (INCLUDING
                                                        CASH                          NUMBER OF                        ADVANCE
                                                     SURRENDERS                     ACCOUNTS WITH                  PAYMENTS) WITH
                                                      PRIOR TO                        SECURITY       AMOUNT OF         ACCRUED
         DESCRIPTION                  MATURITIES      MATURITY          OTHER          HOLDERS     MATURITY VALUE     INTEREST
----------------------------------  -------------   -------------   -------------   -------------  --------------   -------------
Reserves to mature, installment
  certificates
     Series 120                     $      25,988   $        --     $      25,991               7   $      40,000   $     127,519
     Series 220                            11,516            --            15,107              13          71,000         208,481
     Series 315                              --             4,182          62,401              16          61,600          85,527

Single payment certificates
     Series 503                         3,387,995       1,003,175            --             1,348      17,840,500      17,513,457
     Series 505                              --             8,083           2,200             152       2,441,879       1,406,613
     Series 507                              --              --             1,581              68         798,935         531,595
     Series 510                              --            68,888          17,624             189       3,761,918       2,560,215

Paid-up bonds                                --           125,294          17,712             391       2,006,476       1,226,036

Optional settlement certificates
     Paid-up certificate                     --              --              --                 3             575             498
     Annuities                            115,867            --             6,297              38         161,608         161,109

     Due to unlocated certificate
     holders                                 --              --              --              --              --              --
                                    -------------   -------------   -------------   -------------   -------------   -------------

Total                               $   3,541,366   $   1,209,622   $     148,913           2,225   $  27,184,491   $  23,821,050
                                    =============   =============   =============   =============   =============   =============

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                           CLASSIFIED BY AGE GROUPINGS

                          Year ended December 31, 2001

                                                                            BALANCE AT BEGINNING OF YEAR
                                                         ---------------------------------------------------------------
                                                             NUMBER OF
                                            AGE            ACCOUNTS WITH
                                          GROUPING           SECURITY                 AMOUNT OF            AMOUNT OF
                                          IN YEARS           HOLDERS               MATURITY VALUE          RESERVES
                                       --------------    ------------------     -------------------   ------------------
Series 120                                   23                  0                        $   --                $   --
                                             24                  1                           6,000                15,869
                                             25                  1                           8,000                11,710
                                             31                  0                            --                    --
                                             32                  1                           5,000                14,904
                                             33                  0                            --                    --
                                             34                  0                            --                    --
                                             35                  1                           6,000                18,966
                                             36                  1                           6,000                19,082
                                             37                  1                           3,000                11,138
                                             38                  0                               -                  --
                                             40                  2                          16,000                75,076

Interest reserve

Accrued interest payable                                                                                           5,297
                                                         ------------------     -------------------   ------------------

Total                                                            8                        $  50,000             $172,042
                                                         ==================     ===================   ==================


Series 220                                   23                  0                        $   --                $   --
                                             24                  1                          12,000                16,521
                                             29                  0                            --                    --
                                             30                  1                           4,000                 8,970
                                             31                  0                            --                    --
                                             32                  1                           5,000                15,711
                                             33                  7                          35,000                99,947
                                             34                  3                          15,000                48,866
                                             35                  2                           8,000                26,457

Interest reserve

Accrued interest payable                                                                                           4,864
                                                         ------------------     -------------------   ------------------

Total                                                            15                        $ 79,000             $221,336
                                                         ==================     ===================   ==================

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2001

                             DEDUCTIONS                                                BALANCE AT END OF YEAR
                 --------------------------------------  ---------------------------------------------------------------------------
                       CASH
                    SURRENDERS                                                      NUMBER OF
                     PRIOR TO                              AGE GROUPING IN        ACCOUNTS WITH         AMOUNT OF        AMOUNT OF
                     MATURITY              OTHER               YEARS            SECURITYHOLDERS      MATURITY VALUE      RESERVES
                 ------------------  ------------------  -------------------  --------------------   ----------------  -------------
Series 120                                                          23                  0                 $   --         $    --
                                                                    24                  1                    6,000          15,917
                                                                    25                  1                    8,000          12,645
                                                                    31                  0                     --              --
                                                                    32                  0                     --              --
                                                                    33                  1                    5,000          16,224
                                                                    34                  0                     --              --
                                                                    35                  0                     --              --
                                                                    36                  2                   12,000          41,137
                                                                    37                  1                    3,000          11,827
                                                                    38                  0                     --              --
                           25,988                                   40                  1                    6,000          25,846
Interest
  reserve
Accrued
  interest
  payable                                                                                                                    3,923
                        ----------       -----------                            ----------              ----------      ----------
        Total             $ 25,988             $  --                                    7                 $ 40,000       $ 127,519
                        ==========       ===========                            ==========              ==========      ==========

Series 220                                                          23                  0                 $   --         $    --
                                                                    24                  1                   12,000          18,271
                                                                    29                  0                     --              --
                                                                    30                  1                    4,000           9,684
                                                                    31                  0                     --              --
                           11,515                                   32                  1                    6,000          16,759
                                              15,107                33                  4                   21,000          63,297
                                                                    34                  3                   14,000          47,622
                                                                    35                  3                   14,000          48,400
Interest
  reserve
Accrued
  interest
  payable                                                                                                                    4,448
                        ----------       -----------                            ----------              ----------      ----------
        Total             $ 11,515          $ 15,107                                   13                 $ 71,000       $ 208,481
                        ==========       ===========                            ==========              ==========      ==========

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                           CLASSIFIED BY AGE GROUPINGS

                          Year ended December 31, 2001

                                                                           BALANCE AT BEGINNING OF YEAR
                                                               ------------------------------------------------------
                                             AGE GROUPING       ACCOUNTS WITH         AMOUNT OF          AMOUNT OF
                                               IN YEARS        SECURITY HOLDERS     MATURITY VALUE       RESERVES
                                            --------------     ----------------  ------------------   ---------------
Series 315                                          12                1                   $ 2,200           $  1,644
                                                    13                1                     5,500              4,401
                                                    14                0                      --                 --
                                                    15                4                    22,000             21,766
                                                    16                2                     2,200              2,657
                                                    17                5                    13,200             18,161
                                                    18                4                    17,600             25,633
                                                    19                2                    13,200             31,399
                                                    20                4                    14,300             26,376




Interest reserve                                                                                               2,706

Accrued interest payable                                                                                       6,856
                                                                ---------------  -----------------  -----------------

     Total                                                            23                  $90,200           $141,599
                                                                ===============  =================  =================

                                  (continued)

            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2001


                             DEDUCTIONS                                                BALANCE AT END OF YEAR
                 --------------------------------------  ---------------------------------------------------------------------------
                       CASH
                    SURRENDERS                                                      NUMBER OF
                     PRIOR TO                              AGE GROUPING IN        ACCOUNTS WITH         AMOUNT OF        AMOUNT OF
                     MATURITY              OTHER               YEARS            SECURITYHOLDERS      MATURITY VALUE      RESERVES
                 ------------------  ------------------  -------------------  --------------------   ----------------  -------------
Series 315                                                          12                   0                $   --         $    --
                                                                    13                   0                    --              --
                                                                    14                   2                   7,700           6,829
                                              37,258                15                   0                    --              --
                                                                    16                   4                  20,900          23,035
                                                                    17                   2                   4,400           5,797
                                                                    18                   1                   2,200           3,527
                                                                    19                   6                  24,200          38,555
                             4,182            24,021                20                   1                   2,200           3,932



Interest
  reserve                                                                                                                    2,302
Accrued interest
  payable                                                                                                                    1,550
                        ----------       -----------                            ----------              ----------      ----------

  Total                   $  4,182          $ 61,279                                   16                  $61,600         $85,527
                        ==========       ===========                            ==========              ==========      ==========

                     SBM Certificate Company and Subsidiary

                SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                                --------------------------------
                                                CHARGED TO     CHARGED TO OTHER
       DESCRIPTION          BEGINNING OF YEAR     EXPENSE          ACCOUNTS              DEDUCTIONS           END OF YEAR
       -----------          -----------------  ----------      ----------------         ----------           -----------
Valuation allowance on
  deferred tax assets
  year ended
  December 31,
     2001                     $  206,455       $      --         $ 571,667 (1)      $         --            $      778,122
     2000                     $     --         $      --         $ 206,455 (1)      $         --            $      206,455
     1999                     $  120,000       $   140,981       $ 261,163 (2)      $         --            $      522,144
     1998                     $  400,000       $      --         $    --            $     (280,000)(3)      $      120,000

(1) The valuation allowance was increased as a result of establishing a full valuation allowance on deferred tax assets for capital loss carryforwards and NOL carryforwards.

(2) The valuation allowance was increased as a result of establishing a full valuation allowance on deferred tax assets for unrealized losses on assets available-for-sale. The increase in valuation allowance resulted in a reduction of shareholders' equity.

(3) The capital loss carryover was utilized during 1998, and therefore the related valuation allowance was released.