Form 10-Q
period 2002-03-31
SBM CERTIFICATE CO
filed 2002-05-15
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: March 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / X/ Yes // No

      As of May 15, 2002, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.


Table of Contents

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2002
              (unaudited) and December 31, 2001..................................................3

         Consolidated Statements of Operations and Comprehensive Income (Loss)for the three months ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited).............4

         Consolidated Statements of Cash Flows for the three
              months ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited).............5

         Notes to Consolidated Financial Statements .............................................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................................7

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................10

Part II.  OTHER INFORMATION......................................................................11

Item 1.  LEGAL PROCEEDINGS ......................................................................11

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS................................................11

SIGNATURES ......................................................................................11


                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31, 2002      December 31, 2001
                                                                           ------------------    -----------------
                                                                               (unaudited)
ASSETS
Qualified assets
  Cash and investments
    Fixed maturities, available-for-sale, at fair value
       (amortized cost: $6,140,157 and $6,440,016)                             $ 6,297,782          $ 6,774,313
    Mortgage notes held for sale                                                 6,722,621            6,964,413
    Mortgage notes held for investment                                             737,782              731,482
    Real estate tax lien certificates                                            2,628,055            2,917,063
    Escrows                                                                         91,523              608,037
    Certificate loans                                                               92,907               98,137
    Cash and cash equivalents                                                    8,118,846            5,538,094
                                                                               -----------          -----------
Total cash and investments                                                      24,689,516           23,631,539
                                                                               -----------          -----------
Receivables
    Dividends and interest                                                         454,664              372,894
                                                                               -----------          -----------
Total receivables                                                                  454,664              372,894
                                                                               -----------          -----------
Total qualified assets                                                          25,144,180           24,004,433
                                                                               -----------          -----------
Other assets
    Related party receivable                                                       204,122               47,787
    Fixed assets, net of accumulated depreciation of $26,568 and $20,657           212,860              204,606
    Goodwill                                                                       591,463              591,463
    Deferred acquisition costs                                                     441,967              420,093
    Other assets                                                                     7,282                9,219
                                                                               -----------          -----------
TOTAL ASSETS                                                                   $26,601,874          $25,277,601
                                                                               ===========          ===========

Liabilities and Shareholder's Equity
Liabilities
    Statutory certificate liability                                            $23,246,167          $21,311,350
    Additional certificate liability                                             2,653,300            2,509,700
    Accounts payable and other liabilities                                         208,615              265,177
    Related party payable                                                          119,256               23,211
                                                                               -----------          -----------
Total liabilities                                                               26,227,338           24,109,438
                                                                               -----------          -----------
Shareholder's equity
    Common stock, $1 par value; 10,000,000 shares authorized;
     250,000 shares issued and outstanding                                         250,000              250,000
    Additional paid-in capital                                                   3,930,141            3,930,141
    Accumulated comprehensive income, net of taxes                                 110,938              217,448
    Retained earnings (deficit)                                                 (3,916,543)          (3,229,426)
                                                                               -----------          -----------
Total shareholder's equity                                                         374,536            1,168,163
                                                                               -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                     $26,601,874          $25,277,601
                                                                               ===========          ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                          2002          2001
                                                                        ----------------------
Investment income
  Interest and dividend income                                          $ 157,866    $ 299,041
  Other investment income                                                   7,838       74,778
  Mortgage interest income                                                198,746      132,327
                                                                        ---------     --------
Total investment income                                                   364,450      506,146
                                                                        ---------     --------
Investment and other expenses
  Administrative services fee                                             522,000      103,360
  Deferred acqusition cost amortization                                    43,996       17,155
  Amortization of goodwill                                                      -       10,886
  Depreciation expense                                                      5,911           --
  Other expenses                                                          211,843       54,343
                                                                        ---------     --------
Total investment and other expenses                                       783,750      185,744
Interest credited on certificate liability                                320,140      355,307
                                                                        ---------     --------
Net investment income (loss) before income tax                           (739,440)     (34,905)
                                                                        ---------     --------
Other operating income
  Origination fee income                                                  149,045      196,606
  Gain on sale to investor                                                245,691           --
  Other loan fee income                                                    64,770       30,417
                                                                        ---------     --------
Total other operating income                                              459,506      227,023
                                                                        ---------     --------
Other operating expenses
  Salaries and commissions                                                332,619      167,076
  Other expenses                                                           99,629       11,702
                                                                        ---------     --------
Total other operating expenses                                            432,248      178,778
                                                                        ---------     --------
Net other operating income before income tax                               27,258       48,245
                                                                        ---------     --------
Net investment and other operating income (loss) before income tax       (712,182)      13,340
Deferred tax asset valuation allowance expense                            (72,123)          --
                                                                        ---------     --------
Net investment and other operating income (loss)                         (784,305)      13,340
                                                                        ---------     --------
Realized investment gains                                                  97,188        6,355
Income tax expense on realized investment gains                                --           --
                                                                        ---------     --------
Net realized investment gains                                              97,188        6,355
                                                                        ---------     --------
Net income (loss)                                                       $(687,117)    $ 19,695
                                                                        ---------     --------
Other comprehensive income (loss):
 Unrealized gains (losses) on available-for-sale securities, net of taxes
  Net unrealized gain (loss)                                             (106,510)      60,187
                                                                        ---------     --------
Net comprehensive income (loss)                                         $(793,627)     $79,882
                                                                        =========     ========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)

                                                                                2002                  2001
                                                                            -----------           -----------
Cash flows provided by (used in) operating activities
  Net Income (loss)                                                          $(687,117)           $   19,695
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Provision for certificate liability                                         320,140               355,307
   Realized investment gains                                                   (97,188)               (6,355)
   Deferred tax asset valuation allowance expense                               72,123                    --
   Deferral of acquisition costs                                               (65,870)              (66,908)
   Amortization of deferred acquisition costs                                   43,996                17,155
   Other amortization and Depreciation                                           5,911                10,886
   Increase in dividends and interest receivable                               (81,770)              (48,312)
   Changes in other assets and liabilities                                     395,299              (447,443)
                                                                            ----------            ----------
Net cash provided by (used in) operating activities                            (94,476)             (165,975)
                                                                            ----------            ----------
Cash flows from investing activities
 Fixed maturity investments:
   Sales and redemptions                                                       395,086             1,025,780
  Purchase of mortgage notes held for sale                                     (99,000)           (1,534,448)
  Investment in mortgage notes held for investment                                  --               (15,000)
  Principal payments received on mortgage notes receivable                     340,792                 1,100
  Real estate tax lien certificates:
   Purchases                                                                        --                    --
   Repayments of tax certificates                                              289,008                    --
  Purchase of fixed assets                                                     (14,165)               (4,956)
  Repayment of certificate loans, net                                            5,230                    20
                                                                            ----------            ----------
Net cash provided by (used in)investing activities                             916,951             1,006,944
                                                                            ----------            ----------
Cash flows from financing activities
  Amounts paid to face-amount certificate holders                             (311,141)           (1,515,702)
  Amounts received from face-amount certificate holders                      2,069,418               993,246
  Net dividends paid                                                                --              (422,315)
                                                                            ----------            ----------
Net cash provided by (used in) financing activities                          1,758,277              (944,771)
                                                                            ----------            ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         2,580,752            (1,638,250)

Cash and cash equivalents, beginning                                         5,538,094             3,716,393
                                                                            ----------            ----------
Cash and cash equivalents, end                                              $8,118,846            $2,078,143
                                                                            ==========            ==========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM CERTIFICATE COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

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

      Operating results for the Company for the three months ended March 31, 2002, are not necessarily indicative of those to be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.    ACQUISITION OF COMPANY BY STATE BOND & MORTGAGE COMPNAY, L.L.C.

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

3.    GOODWILL AND PURCHASED INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required . Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

      SFAS 142 is effective for fiscal years beginning after December 15, 2001. In accordance with SFAS 142, the Company ceased amortizing goodwill, which totaled $591,463 as of the begining of fiscal year 2002, and there was no charge to goodwill as a result of the implementation of SFAS 142. The goodwill was initially derived from the Acquisition.

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

Business

      The Company issues and services fixed rate face-amount certificates. A face-amount certificate is an obligation of the issuer to pay a face, or principal, amount, plus specified interest, to the holder of the certificate. Under the certificates, the face amount may be paid at the end of a certificate's guarantee period or at its maturity date. Lesser amounts are paid at such times if all or part of an investment in the certificate is withdrawn prior to maturity or the end of any guarantee period. Interest, as described above, may be paid quarterly or annually, or may be compounded.

      The Company currently offers various series of single-payment investment certificates. The Company's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities.

      SBM Certificate Company's gross income is derived primarily from the margin between earnings on its investments and amount paid or credited on its fixed rate certificate liability ("investment spread"). The Company's net income is determined by deducting investment and other expenses and federal income taxes. The investment spread is affected principally by the Company's investment decisions, general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on its earnings.

      The Company accrues liabilites, for which it maintains reserves for its certificate obligations in accordance with the 1940 Act. In general, the Company establishes its certificate liability monthly in an amount equal to the certificates' surrender value. Under provisions of the 1940 Act, the Company is permitted to invest its reserves only in assets that constitute "qualified investments" and such other assets as the Securities and Exchange Commission ("SEC") may permit under the 1940 Act.

      ACFC principally originates and brokers single-family residential mortgages (conventional and FHA) for sale to investors. Loan underwriting approval from investors is generally obtained, before closing with the borrower to fund the loans. ACFC is approved as a nonsupervised lender under the HUD Title II program, which has a required net worth based on a prescribed calculation. ACFC performs underwriting and closing services for the Company, which acquires mortgage notes from ACFC. ACFC may originate and process real estate loans directly to the Company as well as offer its loan programs to outside mortgage brokers and bankers on a wholesale basis.

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

Results of Operations
For the three months ended March 31, 2002 compared with the three months ended March 31, 2001

      The Company had a net income (loss) of ($687,117) and $19,695 for the three months ended March 31, 2002 and 2001, respectively. The net loss for the period ended March 31, 2002 stemmed mainly from the net investment loss of $712,182 as comapred to the net investment loss of $34,905 for the period ended March 31, 2001. The increse in net investment loss was due to a decrease in investment income and an increase in investment and other expenses.

      Net investment spread, which is the difference between investment income and interest credited on certificate liabilty, was $44,310 during the three months ended March 31, 2002 compared to $150,839 for the three month period ended March 31, 2001. On an annualized yield basis, these amounts reflect net investment spread of .71% and 2.91% for the three months ended March 31, 2002 and 2001, respectively. The Company's investment income decreased to $364,450 from $506,146 for the three months ended March 31, 2002 and 2001, respectively. The investment income represents annualized investment yields of 7.64% and 9.94% on average cash and investments of $24.2 million and $20.6 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in investment income is attributable to a lower yield on the overall portfolio.

      Interest credited on certificate reserves was $320,140 and $355,307 for the three months ended March 31, 2002 and 2001, respectively. These amounts represent annualized average rates of interest credited of 5.15% and 6.38% on average certificate liability of $24.9 million and $22.2 million for the three months ended March 31, 2002 and 2001, respectively.

      Investment and other expenses were $783,750 and $185,744 for the three months ended March 31, 2002, and 2001, respectively. The increase was due to an increase in the administrative services fee and an increase in other expenses. The increase in the administrative services fee was due to the payment of the fee in 2002 to State Bond being made in the form of an administrative services fee, whereas, for the three months ended March 31, 2001 the payment to State Bond was in the form of both an administrative services fee and dividends. Total dividends paid to cover the management costs and the administrative services fee combined for the three months ended March 31, 2001 was $525,675 ($103,360 of administrative services fee and $422,315 of dividends) compared to $522,000 of an administrative services fee for the three months ended March 31, 2002. The increase in other expenses from $54,343 for the three months ended March 31, 2001 to $211,843 for the three months ended March 31, 2002 was mainly due to an increase in the advertising expense of the Company.

      Net other operating income of $27,258 consists of the mortgage broker opeartions of ACFC. Other operating income for the three months ended March 31, 2002 and 2001 was $459,506 and $227,023, respectively. The income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to origination and brokering loans. The increase in revenue was due to an increase in the volume of loan origination. Other operating expenses for the three months ended March 31, 2002 and 2001 were $432,248 and $178,778, respectively. The increase was mainly due to higher commissions paid from an increase in the volume of loan origination for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

      Realized investment gains were $97,188 and $6,355 for the three months ended March 31, 2002 and 2001, respectively. Realized investment gains are primarily interest-rate related and attributable to the asset\liability management strategies of the Company. The Company invests in a mixture of types of investments ranging from securities with fixed maturities, equity securities, mortgage notes (originated by ACFC) and real estate tax lien certificates. The objective of each investment is to provide a reasonable return while limiting liquidity and credit risks.

      The Company's investments in fixed maturities totaled $6,297,782 at March 31, 2002, 25.05% of the investment portfolio. Fixed maturity investments were 100% investment grade at March 31, 2002. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). As of March 31, 2002, the Company held no securities that had defaulted on principal or interest payments. Fixed maturities include mortgage-backed securities ("MBSs") and asset-backed securities, which include pass-through securities but are primarily collateralized mortgage obligations ("CMOs"). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

      The Company's investments in residential and commercial real estate mortgage notes receivable totaled $7,460,403 at March 31, 2002, 29.67% of the investment portfolio. These real estate mortgage notes consist of $6,722,621 of mortgage notes held for sale and $737,782 of mortgage notes held for investment. The notes accrue interest at rates ranging from 9.25% to 14.5% per annum and are secured by the underlying real property. The loan to value ratio on all notes is no greater than 75%, which is in accordance with the guidelines of the DC Insurance Code. The Company's intention is to sell the mortgage notes held for sale to buyers under certain favorable market conditions and to hold the mortgage notes held for investment as a long-term investment.

      The Company's other significant investment type are real estate tax lien certificates. These certificates are comprised of delinquent real estate tax bills purchased from municipalities. They accrue interest at the rate of 20% per annum and are secured by a first lien on the property on which the tax is owed. In all cases, the certificates are significantly over-collateralized by the underlying property. As of March 31, 2002, the tax lien certificates had a balance of $2,628,055, 10.45% of the investment portfolio.

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

      Certificate liability increased $2,078,417 or 8.73% for the period ended March 31, 2002, as compared to the period ended December 31, 2001, as sales and renewals exceeded maturities and surrenders. Of the face-amount certificates reaching their maturity date during the three months ended March 31, 2002 and 2001, 81% and 71%, respectively, were renewed.

      Total shareholder's equity decreased from $1,168,163 at December 31, 2001 to $374,536 at March 31, 2002. The decrease as primarily due to the net loss of $687,117 and the unrealized loss on available-for-sale securities of $106,510.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Most of the Company's qualified assets are represented by fixed maturity investments, real estate mortgage notes and real estate tax lien certificates. The management of interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

      The Company has $7.5 million of its portfolio invested in real estate loans, which includes $6.7 million of mortgage notes held for sale and $.8 million of mortgage notes held for investment. Over time, it anticipates increasing this segment of its investment portfolio to enhance the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no greater than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

      The Company also invests in real estate tax lien certificates, which have a balance of $2.6 million at March 31, 2002. The greatest risk associated with this investment is the time and costs of a foreclosure process when amounts remain unpiad beyond the Company's aging policy. The risk is mitigated by the Company's first prority lien on the property on which the tax is owed, and the Company's general policy of securing these investments only with properties in which the amount advanced by the Company to acquire the certificates is less than 5% of the market value of the property that secures the investment.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                               REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                    EXHIBITS

      No exhibits are filed herewith.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

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