Form 10-Q/A
period 2001-03-31
SBM CERTIFICATE CO
filed 2002-10-25
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A No.1

   Amendment No. 1 to Quarterly Report on Form 10-Q for Quarterly Period Ended
                                 March 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

      As of August 15, 2001, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

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

      Reference is made to the Company's Form 8-K Current Report dated October 3, 2002 ("Form 8-K"). Because of the transactions described in Form 8-K, the Company has restated its financial statements for the years ended December 31, 2001 and December 31, 2000, and amended all Form 10-Q's affected during those periods, including the Form 10-Q being amended hereby. In addition, certain narrative disclosures have been revised.

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2001 (unaudited)
              and December 31, 2000............................................3

         Consolidated Statements of Operations for the three months ended
              March 31, 2001(unaudited) and March 31, 2000 (unaudited).........4

         Consolidated Statements of Cash Flows for the three months ended
              March 31, 2001 (unaudited) and March 31, 2000 (unaudited)........5

         Notes to Consolidated Financial Statements ...........................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............................7

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........10

Part II.  OTHER INFORMATION...................................................10

Item 1.  LEGAL PROCEEDINGS ...................................................10

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS.............................10

SIGNATURES ...................................................................11

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31, 2001   December 31,
                                                                             (Unaudited)         2000
                                                                            --------------   ------------
Qualified assets
Cash and investments
      Investments in securities of unaffiliated issuers
                  Fixed maturities, available-for-sale, at fair value
                      (amortized cost: $11,634,267 and $12,654,435)          $ 12,077,333    $ 13,001,000
      Equity securities, at fair value (cost: $200,663)                           203,488         200,663
      Mortgage notes held for sale                                              4,248,321       3,060,252
      Mortgage notes held for investment                                          730,862         715,862
      Escrows                                                                      50,677              --
      Certificate loans                                                           110,049         110,069
      Cash and cash equivalents                                                 2,078,143       3,716,393
                                                                             ------------    ------------
            Total cash and investments                                         19,498,873      20,804,239
                                                                             ------------    ------------
Receivables
      Dividends and interest                                                      155,085          99,421
      Escrow receivable                                                           266,482         266,482
                                                                             ------------    ------------
            Total receivables                                                     421,567         365,903
                                                                             ------------    ------------
            Total qualified assets                                             19,920,440      21,170,142
Other assets
      Computer software                                                            73,028          68,072
      Goodwill, net of accumulated amortization of $29,029 and $18,143            624,120         635,006
      Deferred acquisition costs                                                  130,189          80,436
      Due from shareholder                                                        579,801         342,236
      Allowance - due from shareholder                                           (579,801)       (342,236)
      Other assets                                                                 13,466          13,466
                                                                             ------------    ------------
            TOTAL ASSETS                                                     $ 20,761,243      21,967,122
                                                                             ============    ============
Liabilities
      Required deposits                                                      $ 18,728,842    $ 20,020,189
      Additional certificate liability                                          1,773,953         906,439
      Accounts payable and other liabilities                                      180,468         241,940
      Related party payable                                                        62,844          53,420
      Deferred tax liability                                                      305,209         305,209
                                                                             ------------    ------------
            Total liabilities                                                  21,051,316      21,527,197
                                                                             ------------    ------------
Shareholder's equity
      Common stock, $1 par value; 10,000,000 shares
            authorized; 250,000 shares issued and outstanding                     250,000         250,000
      Additional paid-in capital                                                1,676,457       1,676,457
      Accumulated comprehensive income, net of taxes                              272,978         212,791
      Retained earnings (deficit)                                              (2,489,508)     (1,699,323)
                                                                             ------------    ------------
            Total shareholder's equity                                           (290,073)        439,925
                                                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                   $ 20,761,243    $ 21,967,122
                                                                             ============    ============

           See accompanying notes to consolidated financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            THREE MONTHS ENDED
                                                                      MARCH 31, 2001  MARCH 31, 2000
                                                                       (Unaudited)     (Unaudited)
                                                                      --------------  --------------
Investment income
      Interest and dividend income                                     $    299,041    $    546,065
      Other investment income                                                74,778              --
      Mortgage interest income                                              (17,673)             --
                                                                       ------------    ------------
Total investment income                                                     356,146         546,065
                                                                       ------------    ------------

Investment and other expenses
      Management and investment advisory fees                               103,360          44,411
      Deferred acquisition cost amortization and renewal commissions         17,155          43,494
      Amortization of goodwill                                               10,886              --
      Reserve for losses - shareholder receivable                           237,565              --
      Other expenses                                                         54,343             601
                                                                       ------------    ------------

Total investment and other expenses                                         423,309          88,506

Interest credited on certificate liabilities                                355,307         376,414
                                                                       ------------    ------------
Net investment income (loss) before income tax                             (422,470)         81,145
                                                                       ------------    ------------
Other operating income:
    Origination fee income                                                  196,606              --
    Other loan fee income                                                    30,417              --
                                                                       ------------    ------------
Total other operating income                                                227,023              --
                                                                       ------------    ------------
Other operating expenses:
    Salaries and commissions                                                167,076              --
    Other expenses                                                           11,702              --
                                                                       ------------    ------------
Total other operating expenses                                              178,778              --
                                                                       ------------    ------------
Net other operating income before income tax                                 48,245              --
                                                                       ------------    ------------
Net investment and other operating income (loss) before income tax         (374,225)         81,145
Income tax expense                                                               --         (18,176)
                                                                       ------------    ------------
Net investment and other operating income (loss)                           (374,225)         62,969
                                                                       ------------    ------------

Realized investment gains                                                     6,355          12,531
Income tax expense on realized investment gains                                  --          (4,386)
                                                                       ------------    ------------
Net realized investment gains                                                 6,355           8,145
                                                                       ------------    ------------
Net income (loss)                                                      $   (367,870)   $     71,114
                                                                       ============    ============
Other comprehensive income (loss):
     Unrealized gains on available-for-sale securities
          Unrealized gain, net of taxes                                      60,187          56,734
                                                                       ------------    ------------
Net comprehensive income (loss)                                        $   (307,683)   $    127,848
                                                                       ============    ============

           See accompanying notes to consolidated financial statements

                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three months ended March 31, (Unaudited)

                                                                        2001            2000
                                                                    ------------    ------------
Cash flows from operating activities
      Net income (loss)                                             $   (367,870)   $     71,114
      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
          Provision for certificate liability                            355,307         376,414
          Reserve for losses - shareholder receivable                    237,565              --
          Realized investment gains                                       (6,355)        (12,531)
          Deferral of acquisition costs                                  (66,908)             --
          Amortization of deferred acquisition costs
              and renewal commissions                                     17,155              --
          Other amortization and depreciation                             10,886              --
          Increase in dividends and interest receivable                  (48,312)             --
          Changes in other assets and liabilities                       (297,443)         80,068
                                                                    ------------    ------------
              Net cash provided by (used in) operating activities       (165,975)        515,065
                                                                    ------------    ------------
Cash flows from investing activities
          Fixed maturity investments:
              Purchases                                                       --          (7,254)
              Sales and redemptions                                    1,025,780         389,622
          Purchase of mortgage notes held for sale                    (1,534,448)             --
          Principal payments received on notes receivable                  1,100              --
          Investment in mortgage notes held for investment               (15,000)             --
          Purchase of fixed assets                                        (4,956)             --
          Repayment of certificate loans, net                                 20             (37)
                                                                    ------------    ------------
              Net cash provided by (used in) investing activities       (527,504)        382,331
                                                                    ------------    ------------
Cash flows from financing activities
    Amounts paid to face-amount certificate holders                   (1,515,702)       (739,714)
    Amounts received from face-amount certificate holders                993,246          37,300
    Dividends paid                                                      (422,315)             --
                                                                    ------------    ------------
          Net cash used in financing activities                         (944,771)       (702,414)
                                                                    ------------    ------------
          NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                    (1,638,250)        194,982

Cash and cash equivalents, beginning                                   3,716,393      14,407,479
                                                                    ------------    ------------
Cash and cash equivalents, end                                      $  2,078,143    $ 14,602,461
                                                                    ============    ============

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

      On December 17, 2000, 1st Atlantic contributed its 100% ownership interest in Atlantic Capital Funding Corporation ("ACFC") by assigning its 10,000 shares of ACFC Common Stock to SBM-MD, along with two mortgage notes (the "Contribution"). The Contribution resulted in additional paid-in capital to SBM-MD for the investment in ACFC, which totaled $573,957. SBM-MD also invested $1 million into ACFC on this date. ACFC was formed under the laws of the state of Maryland on March 27, 1997 and is a wholly-owned subsidiary of SBM-MD. ACFC is a mortgage broker that originates and sells residential and commercial real estate loans.

      Operating results for the Company for the three months ended March 31, 2001, are not necessarily indicative of those to be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A No. 2 for the year ended December 31, 2000.

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

3. SUBSEQUENT EVENTS

      Subsequent to the filing of the Company's Form 10-Q for the period ended March 31, 2001, facts came to the attention of members of management regarding several transactions that would have had an effect on the Company's financial statements contained in the Form 10-Q had those facts been known prior to its filing.

      Those transactions raised concerns that the Company's Chairman of the Board and Chief Executive Officer, John J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, and diverted cash assets of the Company to himself directly or indirectly.

      As a result, on August 16, 2002, the Company's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions. The Company filed its Form 8-K Current Report dated October 3, 2002, with the SEC on October 4, 2002. That Form 8-K Current Report describes the findings of the Special Committee created by the Board of Directors to oversee the investigation of Mr. Lawbaugh's transactions, summarizes the nature of the transactions and discusses various related matters.

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

      SBM Certificate Company's gross margin is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed rate certificate deposits ("investment spread"). The investment spread is affected principally by general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on its earnings. The Company maintains its certificate liability in accordance with Section 28 of the 1940 Act and has reflected such on its Consolidated Balance Sheet as of March 31, 2001. State Bond provides the Company with administrative services pursuant to an Administrative Services Agreement. The Company's subsidiary, ACFC, originates and sells residential and commercial real estate loans.

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

Results of Operations

For three months ended March 31, 2001 compared with three months ended March 31, 2000

      The Company had net income (loss) of ($367,870) and $71,114 for the three months ended March 31, 2001 and 2000, respectively. Net loss for the period ended March 31, 2001 was due mainly to the investment loss of ($422,470). Net income for the period March 31, 2000 stemmed mainly from the net investment income of $81,145. The decrease in net investment income is primarily attributable to a decrease in investment income and an increase in total investment and other expenses.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $839 during the first three months of 2001 compared to $169,651 during the three month period ended March 31, 2000. On an annualized yield basis, these amounts reflect net investment spread of .02% and 1.27% for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. The Company's investment income decreased to $356,146 from $546,065 for the three months ended March 31, 2001 and three months ended March 31, 2000, respectively. The investment income represents annualized investment yields of 7.06% and 6.30% on average cash and cash and investments of $20.5 million and $34.6 million for the three months ended March 31, 2001 and three months ended March 31, 2000, respectively. The decrease in investment income is attributable to less cash and investments being held by the Company.

      Interest credited on certificate reserves was $355,307 and $376,414 for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. These amounts represent annualized average rates of interest credited of 6.86% and 5.03% on average certificate reserves of $20.7 million and $30.0 million for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. The majority of the Company's outstanding face-amount certificates are fixed-rate three year contracts. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made by the Company periodically. New and renewal certificates issued during the three months ended March 31, 2001 have crediting rates that are generally higher than certificates that matured during the same period, resulting in the overall increase in the average crediting rate.

      Investment and other expenses were $423,309 and $88,506 for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. The increase in investment and other expenses was mainly the result of an increase in the management fee and other expenses. In addition, the reserve for losses on the shareholder receivable of $237,565 significantly contributed to this increase.

      Net other operating income of $48,245 consists of the mortgage broker operations of ACFC, which became a subsidiary of the Company in December 2000. Other operating income of $227,023 is derived from loan origination fees and other miscellaneous loan fees relating to originating and brokering loans. Other operating expenses of $178,778 consists mainly of salaries and commissions paid in relation to originating and brokering loans.

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

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Most of the Company's assets are represented by fixed maturity investments and real estate mortgage notes. The management of interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

      Presently, the Company has a portion of its portfolio invested in real estate loans, which includes $4.2 million of mortgage notes held for sale and $.7 million of mortgage notes held for investment. Over time, it anticipates increasing this segment of its investment portfolio to enhance the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no greater than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

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

                                    EXHIBITS

         (99.1) Form 8-K Current Report of the Company, incorporated by reference to Form 8-K dated October 3, 2002 (File No. 811-06268).

         (99.2)            Written Statement of the Chief Executive Officer.

         (99.3)            Written Statement of the Chief Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2002.

                                   SBM CERTIFICATE COMPANY


                                   By: /s/ Eric M. Westbury
                                      ----------------------------
                                      President


                                   By: /s/ Trey Stafford
                                      ----------------------------
                                      Chief Financial and Accounting Officer

                                  CERTIFICATION

I, Eric M. Westbury, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of the registrant, SBM Certificate Company;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date: October 25, 2002
                                      /s/ Eric M. Westbury
                                      ----------------------------------------
                                          Eric M. Westbury
                                          President
                                          (Principal Executive Officer)

                                  CERTIFICATION

I, Trey Stafford, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of the registrant, SBM Certificate Company;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date:  October 25, 2002
                                   /s/ Trey Stafford
                                   --------------------------------------------
                                       Trey Stafford
                                       Chief Financial and Accounting Officer
                                       (Principal Financial Officer)