Form 10-Q/A
period 2001-06-30
SBM CERTIFICATE CO
filed 2002-10-25
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A No. 1

   Amendment No. 1 to Quarterly Report on Form 10-Q for Quarterly Period Ended
                                 June 30, 2001

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

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2001
              (unaudited) and December 31, 2000...............................3

         Consolidated Statements of Operations for the three months ended
              June 30, 2001(unaudited) and June 30, 2000 (unaudited)..........4

         Consolidated Statements of Operations for the six months ended
              June 30, 2001(unaudited) and June 30, 2000 (unaudited)..........4

         Consolidated Statements of Cash Flows for the six months ended
              June 30, 2001 (unaudited) and June 30, 2000 (unaudited).........5

         Notes to Consolidated Financial Statements ..........................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................7

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........10

Part II.  OTHER INFORMATION...................................................11

Item 1.  LEGAL PROCEEDINGS ...................................................11

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS.............................11

SIGNATURES ...................................................................11

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30, 2001      December 31, 2000
                                                                             -------------      -----------------
ASSETS                                                                         (unaudited)
  Cash and investments
      Fixed maturities, available-for-sale, at fair value
        (amortized cost: $8,250,601 and $12,654,435)                          $  8,593,371         $ 13,001,000
      Equity securities, at fair value (cost: $0 and$ 200,663)                          --              200,663
      Mortgage notes held for sale                                               4,337,894            3,060,252
      Mortgage notes held for investment                                           730,862              715,862
      Real estate tax lien certificates                                          2,931,854                   --
      Escrows                                                                      313,708                   --
      Certificate loans                                                            110,049              110,069
      Cash and cash equivalents                                                  2,431,201            3,716,393
                                                                              ------------         ------------
         Total cash and investments                                             19,448,939           20,804,239
                                                                              ------------         ------------
  Receivables
      Dividends and interest                                                       220,184               99,421
      Escrow receivable                                                            266,482              266,482
                                                                              ------------         ------------
         Total receivables                                                         486,666              365,903
                                                                              ------------         ------------
            Total qualified assets                                              19,935,605           21,170,142
  Other assets
      Fixed assets, net of accumulated depreciation of $896 and $0                 190,370               68,072
      Goodwill, net of accumulated amortization of $39,915 and $18,143             613,234              635,006
      Deferred acquisition costs                                                   313,291               80,436
      Due from shareholder                                                         579,801              342,236
      Allowance - Due from shareholder                                            (579,801)            (342,236)
      Other assets                                                                  19,416               13,466
                                                                              ------------         ------------
TOTAL ASSETS                                                                  $ 21,071,916         $ 21,967,122
                                                                              ============         ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Statutory certificate liability                                               19,201,787           20,020,189
  Additional certificate liability                                               2,293,701              906,439
  Accounts payable and other liabilities                                           232,269              241,940
  Due to related party payable                                                      10,860               53,420
  Deferred tax liability                                                           206,107              305,209
                                                                              ------------         ------------
      Total liabilities                                                         21,944,724           21,527,197
                                                                              ------------         ------------
Shareholder's equity
  Common stock, $1 par value; 10,000,000 shares
     authorized; 250,000 shares issued and outstanding                             250,000              250,000
  Additional paid-in capital                                                     1,676,457            1,676,457
  Accumulated comprehensive income, net of taxes                                   211,941              212,791
  Retained earnings (deficit)                                                   (3,011,206)          (1,699,323)
                                                                              ------------         ------------
     Total shareholder's equity (deficit)                                         (872,808)             439,925
                                                                              ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                    $ 21,071,916         $ 21,967,122
                                                                              ============         ============

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                           --------------------------    --------------------------
                                                               2001           2000           2001           2000
                                                           --------------------------    --------------------------
Investment income
  Interest and dividend income from securities             $   227,194    $   460,862    $   525,764    $   990,008
  Other investment income (loss)                                 3,614         (3,707)        11,209         13,212
  Mortgage interest income                                     163,081             --        145,406             --
                                                           -----------    -----------    -----------    -----------

Total investment income                                        393,889        457,155        682,379      1,003,220
                                                           -----------    -----------    -----------    -----------

Investment and other expenses
  Management and investment advisory fees                      112,779         32,980        216,139         68,700
  Deferred acquisition cost amortization and renewal
  commission                                                    28,575         42,002         45,730         85,496
  Amortization of goodwill                                      12,378             --         21,772             --
  Depreciation expense                                             896             --            896             --
  Reserve for losses - shareholder receivable                       --             --        237,565             --
  Other expenses                                               270,230         54,489        313,625         63,781
                                                           -----------    -----------    -----------    -----------

Total investment and other expenses                            424,858        129,471        835,727        217,977

Interest credited on certificate liabilities                   417,852        348,801        705,437        725,216
                                                           -----------    -----------    -----------    -----------

Net investment income (loss) before income tax                (448,821)       (21,117)      (858,785)        60,027
                                                           -----------    -----------    -----------    -----------

Other operating income:
  Origination fee income                                       126,982             --        308,340             --
  Other loan fee income                                         16,569             --         62,233             --
                                                           -----------    -----------    -----------    -----------

Total other operating income                                   143,551             --        370,573             --
                                                           -----------    -----------    -----------    -----------

Other operating expenses:
  Salaries and commissions                                     108,692             --        255,286             --
  Other expenses                                                76,211             --        108,394             --
                                                           -----------    -----------    -----------    -----------

Total other operating expenses                                 184,903             --        363,680             --
                                                           -----------    -----------    -----------    -----------

Net other operating income (loss) before income tax            (41,352)            --          6,893             --
                                                           -----------    -----------    -----------    -----------

Net investment and other operating income (loss) before
income tax                                                    (490,173)       (21,117)      (851,892)        60,027
Income tax benefit (expense)                                    61,210          2,508         61,210        (15,668)
                                                           -----------    -----------    -----------    -----------

Net investment and other operating income (loss)              (428,963)       (18,609)      (790,682)        44,359
                                                           -----------    -----------    -----------    -----------

Realized investment gains (losses)                              64,884       (465,599)        58,733       (453,068)
Income tax expense on realized investment gains (losses)            --        (16,352)            --        (20,738)
                                                           -----------    -----------    -----------    -----------

Net realized investment gains (losses)                          64,884       (481,951)        58,733       (473,806)
                                                           -----------    -----------    -----------    -----------

Net loss                                                      (364,079)      (500,560)      (731,949)      (429,447)
                                                           -----------    -----------    -----------    -----------
Other comprehensive income (loss):
  Unrealized gains (losses) on available-for-sale
  securities
    Unrealized gain, net of taxes                              (61,037)       233,381           (850)       290,115
                                                           -----------    -----------    -----------    -----------
Net comprehensive loss                                     $  (425,116)   $  (267,179)   $  (732,799)   $  (139,332)
                                                           ===========    ===========    ===========    ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, (Unaudited)

                                                                    2001            2000
                                                                ------------    ------------
Cash flows provided by operating activities
   Net loss                                                     $   (731,949)   $   (429,447)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
     Provision for certificate liability                             705,437         725,216
     Reserve for losses - shareholder receivable                     237,565              --
     Realized investment gains                                       (58,733)        453,068
     Deferral of acquisition costs                                  (278,585)        (80,000)
     Amortization of deferred acquisition costs
       and renewal commissions                                        45,730          85,496
     Amortization and depreciation                                    22,668              --
     Increase (Decrease) in dividends and interest receivable       (120,763)         40,289
     Changes in other assets and liabilities                        (392,888)        156,290
                                                                ------------    ------------

        Net cash provided by (used in) operating activities         (571,518)        950,912
                                                                ------------    ------------

Cash flows from investing activities
   Fixed maturity investments:
     Purchases                                                            --        (263,808)
     Maturities, sales and redemptions                             4,666,175       5,813,370
  Purchase of mortgage notes held for sale                        (2,045,725)             --
  Principal payments received on notes receivable                    422,804              --
  Investment in mortgage notes held for investment                   (15,000)             --
  Real estate tax certificate pools:
     Purchases                                                    (3,154,517)             --
     Repayments of tax certificates                                  252,343              --
  Purchase of fixed assets                                          (123,263)             --
  Repayment of certificate loans, net                                     20          14,388
                                                                ------------    ------------

        Net cash provided by investing activities                      2,837       5,563,950
                                                                ------------    ------------

Cash flows from financing activities
   Amounts paid to face-amount certificate holders                (3,432,375)     (3,609,377)
   Amounts received from face-amount certificate holders           3,295,798          15,681
   Net dividends paid                                               (579,934)     (2,100,000)
                                                                ------------    ------------

        Net cash used in financing activities                       (716,511)     (5,693,696)
                                                                ------------    ------------

        NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                                   (1,285,192)        821,166

Cash and cash equivalents, beginning                               3,716,393      14,407,479
                                                                ------------    ------------
Cash and cash equivalents, end                                  $  2,431,201    $ 15,228,645
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

      Operating results for the Company for the six months ended June 30, 2001, are not necessarily indicative of those to be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A No.2 for the year ended December 31, 2000.

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

3. SUBSEQUENT EVENTS

      Subsequent to the filing of the Company's Form 10-Q for the period ended June 30, 2001, facts came to the attention of members of management regarding several transactions that would have had an effect on the Company's financial statements contained in the Form 10-Q had those facts been known prior to its filing.

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

Results of Operations

For the six months ended June 30, 2001 compared with the six months ended June 30, 2000

            The Company had a net loss of $731,949 and $429,447 for the six months ended June 30, 2001 and 2000, respectively. The net loss for the period ended June 30, 2001 stemmed mainly from the net investment loss before income tax of $858,785 as compared to net investment income before income tax of $60,027 for the period ended June 30, 2000. The decrease in net investment income before income tax for the period ended June 30, 2001 was due to a decrease in investment income and an increase in investment and other expenses. The net loss for the period ended June 30, 2000 consisted mainly of realized investment losses of $453,068.

            Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $(23,058) during the first six months of 2001 compared to $278,004 for the six month period ended June 30, 2000. On an annualized yield basis, these amounts reflect net investment spread of (0.43%) and 1.11% for the six months ended June 30, 2001 and 2000, respectively. The Company's investment income decreased to $682,379 from $1,003,220 for the six months ended June 30,

2001 and 2000, respectively. The investment income represents annualized investment yields of 7.21% and 6.10% on average cash and investments of $20.6 million and $31.9 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in investment income is attributable to less cash and investments being held by the Company.

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

            Investment and other expenses were $835,727 and $217,977 for the six months ended June 30, 2001 and 2000, respectively. The increase in investment and other expenses was mainly the result of an increase in the management fee and other expenses. In addition, the reserve for losses on the shareholder receivable of $237,565 significantly contributed to this increase.

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

            The Company's investments in fixed maturities totaled $8,593,371 at June 30, 2001, 44.18% of the investment portfolio. Fixed maturity investments were 100% investment grade at June 30, 2001. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). As of June 30, 2001, the Company held no securities that had defaulted on principal or interest payments. Fixed maturities include mortgage-backed securities ("MBSs") and asset-backed securities, which include pass-through securities but are primarily collateralized mortgage obligations ("CMOs"). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

            The Company's investments in residential and commercial real estate mortgage notes receivable totaled $5,068,756 at June 30, 2001, 26.06% of the investment portfolio. These real estate mortgage notes consist of $4,337,894 of mortgage notes held for sale and $730,862 of mortgage notes held for investment. The notes accrue interest at rates ranging from 9.99% to 16% per annum and are secured by the underlying real property. The Company's intention is to sell the mortgage notes held for sale to a buyer under certain favorable market conditions and to hold the mortgage notes held for investment as a long-term investment.

            The Company's other significant investment type is interest in real estate tax lien certificates. These tax lien certificates are comprised of delinquent real estate tax bills relating to individual properties and are purchased from municipalities. These tax lien certificates accrue interest at the rate of 20% per annum on the outstanding tax bill and are secured by the property on which the tax is owed. The investment is a first lien on the underlying property and is, in all cases, significantly over-collateralized. As of June 30, 2001, real estate tax lien certificates had a balance of $2,681,854, 13.79% of the investment portfolio.

            The Company's asset/liability management strategies seek to maximize returns while limiting risk and allowing the Company to meet its obligations to pay its liabilities. The Company monitors its short-term liquidity needs to ensure that cash flow from investments allows for the payment of all of its obligations due, including expected cash outflow to certificate holders, with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. In addition, the investment strategy also provides protection of the investment portfolio from adverse changes in interest rates.

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

            The Company has $5.1 million of its portfolio invested in real estate loans, which includes $4.3 million of mortgage notes held for sale and $.8 million of mortgage notes held for investment. Over time, it anticipates increasing this segment of its investment portfolio to enhance the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no greater than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

            The Company's investment in real estate tax lien certificates totaled $2.7 million. This segment of the investment portfolio provides a high rate of return to the Company. The greatest risk factor associated with this investment is the time and costs of the foreclosure process on taxes that remain unpaid beyond the Company's delinquency policy. This risk is mitigated by the Company having a first lien on the real estate for which the tax is owed and the certificates being significantly over-collateralized by the underlying property.

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

                               SBM CERTIFICATE COMPANY


                               By: /s/ Eric M. Westbury
                                   --------------------------------------
                                   President


                               By: /s/ Trey Stafford
                                   --------------------------------------
                                   Chief Financial and Accounting Officer

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

Date: October 25, 2002
                                           /s/ Eric M. Westbury
                                           -------------------------------------
                                               Eric M. Westbury
                                               President
                                               (Principal Executive Officer)

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

Date: October 25, 2002
                                   /s/ Trey Stafford
                                   ------------------------------------------
                                       Trey Stafford
                                       Chief Financial and Accounting Officer
                                       (Principal Financial Officer)