Form 10-Q/A
period 2001-09-30
SBM CERTIFICATE CO
filed 2002-10-25
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A No. 1

   Amendment No. 1 to Quarterly Report on Form 10-Q for Quarterly Period Ended
                               September 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      As of November 12, 2001, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

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

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2001 (unaudited)
              and December 31, 2000............................................3

         Consolidated Statements of Operations and Comprehensive Income
              (Loss) for the three months ended September 30, 2001(unaudited)
              and September 30, 2000 (unaudited)...............................4

         Consolidated Statements of Operations and Comprehensive Income
              (Loss) for the nine months ended September 30, 2001(unaudited)
              and September 30, 2000 (unaudited)...............................4

         Consolidated Statements of Cash Flows for the nine months ended
              September 30, 2001 (unaudited) and September 30,  2000
              (unaudited)......................................................5

         Notes to Consolidated Financial Statements ...........................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............................8

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........12

Part II. OTHER INFORMATION....................................................12

Item 1.  LEGAL PROCEEDINGS ...................................................12

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS.............................12

SIGNATURES ...................................................................13

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 2001     December 31, 2000
                                                                             ------------------     -----------------
ASSETS                                                                            (unaudited)
Qualified assets
  Cash and investments
      Investments in securities of unaffiliated issuers:
      Fixed maturities, available-for-sale, at fair value
        (amortized cost: $7,978,802 and $12,654,435)                             $  8,469,398         $ 13,001,000
      Equity securities, at fair value (cost: $0 and $200,663)                             --              200,663
      Mortgage notes held for sale                                                  5,197,733            3,060,252
      Mortgage notes held for investment                                              730,862              715,862
      Real estate tax lien certificates                                             3,162,926                   --
      Property held for sale                                                          350,061                   --
      Escrows                                                                       1,068,607                   --
      Certificate loans                                                               109,715              110,069
      Cash and cash equivalents                                                     1,848,430            3,716,393
                                                                                 ------------         ------------
         Total cash and investments                                                20,937,732           20,804,239
                                                                                 ------------         ------------
  Receivables
      Dividends and interest                                                          207,946               99,421
      Escrow receivable                                                               266,482              266,482
                                                                                 ------------         ------------
         Total receivables                                                            474,428              365,903
                                                                                 ------------         ------------
            Total qualified assets                                                 21,412,160           21,170,142
  Other assets
      Fixed assets, net of accumulated depreciation of $18,393 and $0                 197,837               68,072
      Goodwill,  net of accumulated  amortization  of $50,801 and $18,143             602,348              635,006
      Deferred acquisition cost                                                       369,291               80,436
      Due from related party                                                           52,663                   --
      Due from shareholder                                                            812,218              342,236
      Allowance - Due from shareholder                                               (812,218)            (342,236)
      Other assets                                                                     20,358               13,466
                                                                                 ------------         ------------
TOTAL ASSETS                                                                     $ 22,654,657         $ 21,967,122
                                                                                 ============         ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Statutory certificate liability                                                  19,461,199           20,020,189
  Additional certificate liability                                                  2,546,385              906,439
  Accounts payable and other liabilities                                              131,345              241,940
  Due to related party                                                                 12,380               53,420
  Deferred tax liability                                                                   --              305,209
                                                                                 ------------         ------------
      Total liabilities                                                            22,151,309           21,527,197
                                                                                 ------------         ------------
Shareholder's equity
  Common stock, $1 par value; 10,000,000 shares
     authorized; 250,000 shares issued and outstanding                                250,000              250,000
  Additional paid-in capital                                                        3,222,591            1,676,457
  Accumulated comprehensive income, net of taxes                                      283,981              212,791
  Retained earnings (deficit)                                                      (3,253,224)          (1,699,323)
                                                                                 ------------         ------------
     Total shareholder's equity (deficit)                                             503,348              439,925
                                                                                 ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                       $ 22,654,657         $ 21,967,122
                                                                                 ============         ============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                           --------------------------    --------------------------
                                                               2001           2000           2001           2000
                                                           --------------------------    --------------------------
Investment income
  Interest and dividend income                             $   181,922    $   464,798    $   708,090    $ 1,454,806
  Other investment income                                        1,230             --         12,653         13,212
  Mortgage interest income                                     420,758             --        577,374             --
                                                           -----------    -----------    -----------    -----------

Total investment income                                        603,910        464,798      1,298,117      1,468,018
                                                           -----------    -----------    -----------    -----------

Investment and other expenses
  Management and investment advisory fees                      434,700             --        650,839         68,700
  Deferred acquisition cost amortization and renewal
  commission                                                    27,010             --         72,740         85,496
  Amortization of goodwill                                      10,886          2,984         32,658          2,984
  Depreciation expense                                          17,497             --         18,393             --
  Reserve for losses - shareholder receivable                  232,417             --        469,982             --
  Other expenses                                               156,119         14,739        469,744         78,520
                                                           -----------    -----------    -----------    -----------

Total investment and other expenses                            878,629         17,723      1,714,356        235,700

Interest credited on certificate liabilities                   250,672        160,680        967,532        885,896
                                                           -----------    -----------    -----------    -----------

Net investment income (loss) before income tax                (525,391)       286,395     (1,383,771)       346,422
                                                           -----------    -----------    -----------    -----------

Other operating income:
  Origination fee income                                       227,399             --        535,739             --
  Other loan fee income                                         68,741             --        130,974             --
                                                           -----------    -----------    -----------    -----------

Total other operating income                                   296,140             --        666,713             --
                                                           -----------    -----------    -----------    -----------

Other operating expenses:
  Salaries and commissions                                     189,470             --        448,018             --
  Other expenses                                                44,021             --        149,558             --
                                                           -----------    -----------    -----------    -----------

Total other operating expenses                                 233,491             --        597,576             --
                                                           -----------    -----------    -----------    -----------

Net other operating income before income tax                    62,649             --         69,137             --
                                                           -----------    -----------    -----------    -----------

Net investment and other operating income (loss) before
income tax                                                    (462,742)       286,395     (1,314,634)       346,422
Income tax benefit (expense)                                   206,107       (101,283)       267,317       (137,689)
                                                           -----------    -----------    -----------    -----------

Net investment and other operating income (loss)              (256,635)       185,112     (1,047,317)       208,433
                                                           -----------    -----------    -----------    -----------

Realized investment gains (losses)                              14,617           (791)        73,350       (453,859)
Income tax expense on realized investment gains (losses)            --             --             --             --
                                                           -----------    -----------    -----------    -----------

Net realized investment gains (losses)                          14,617           (791)        73,350       (453,859)
                                                           -----------    -----------    -----------    -----------

Net income (loss)                                             (242,018)       184,321       (973,967)      (245,126)
                                                           -----------    -----------    -----------    -----------
Other comprehensive income (loss):
  Unrealized gains (losses) on available-for-sale
  securities
    Unrealized gain, net of taxes                               72,040         99,094         71,190        389,209
                                                           -----------    -----------    -----------    -----------
Net comprehensive income (loss)                            $  (169,978)   $   283,415    $  (902,777)   $   144,083
                                                           ===========    ===========    ===========    ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

                                                                   2001            2000
                                                              ------------    ------------
Cash flows provided by (used in) operating activities
   Net loss                                                   $   (973,967)   $   (245,126)
   Adjustments to reconcile net loss to net cash and cash
   equivalents
   provided by (used in) operating activities
     Provision for certificate liability                           967,532         885,896
     Reserve for losses - shareholder receivable                   469,982              --
     Realized investment (gains) losses                            (73,350)        453,859
     Deferred income tax benefit                                  (267,317)             --
     Deferral of acquisition costs                                (361,595)             --
     Amortization of deferred acquisition costs
       and renewal commissions                                      72,740          85,496
     Amortization and depreciation                                  51,051           2,984
     Increase (Decrease) in dividends and interest
       receivable                                                 (210,212)             --
     Changes in other assets and liabilities                    (1,140,481)       (516,327)
                                                              ------------    ------------

        Net cash provided by (used in) operating activities     (1,465,617)        666,782
                                                              ------------    ------------

Cash flows from investing activities
   Fixed maturity investments:
     Purchases                                                          --      (1,613,808)
     Maturities, sales and redemptions                           4,876,805       6,128,488
  Purchase of mortgage notes held for sale                      (2,193,225)             --
  Principal payments received on notes receivable                  893,231              --
  Investment in mortgage notes held for investment                 (15,000)     (1,029,621)
  Real estate tax certificate pools:
    Purchases                                                   (4,162,810)             --
    Repayments of tax certificates                                 813,036              --
  Purchase of fixed assets                                        (148,227)             --
  Repayment of certificate loans, net                                  354          14,388
                                                              ------------    ------------

        Net cash provided by investing activities                   64,164       3,499,447
                                                              ------------    ------------

Cash flows from financing activities
  Proceeds from the sale of common stock                                --         250,000
  Amounts paid to face-amount certificate holders               (4,089,402)     (5,400,850)
  Amounts received from face-amount certificate holders          4,202,826          15,681
  Capital contributed to the Company                                    --       1,102,500
  Net dividends paid                                              (579,934)     (5,458,364)
                                                              ------------    ------------

        Net cash used in financing activities                     (466,510)     (9,491,033)
                                                              ------------    ------------

        NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                                 (1,867,963)     (5,324,804)

Cash and cash equivalents, beginning                             3,716,393      14,407,479
                                                              ------------    ------------
Cash and cash equivalents, end                                $  1,848,430    $  9,082,675
                                                              ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

                                                                2001           2000
                                                            ------------   ------------
Supplemental disclosure of significant non-cash investing
   and financing activities:
     Contribution of assets from State Bond                 $  1,546,134   $         --
                                                            ============   ============
Release of certificate liability, net of tax                $         --   $  1,259,530
                                                            ============   ============
Acquisition of  SBM-MN:
   Assets acquired                                                         $ 27,390,982
   Liabilities assumed                                                      (26,557,263)
   Legal acquisition cost                                                      (136,868)
   Goodwill                                                                     653,149
                                                                           ------------
   Total purchase price                                                    $  1,350,000
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

3. SUBSEQUENT EVENTS

      Subsequent to the filing of the Company's Form 10-Q for the period ended September 30, 2001, facts came to the attention of members of management regarding several transactions that would have had an effect on the Company's financial statements contained in the Form 10-Q had those facts been known prior to its filing.

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

Results of Operations

For the three months ended September 30, 2001 compared with the three months ended September 30, 2000

            The Company had a net income (loss) of ($242,018) and $184,321 for the three months ended September 30, 2001 and 2000, respectively. The net loss for the period ended September 30, 2001 stemmed mainly from the net investment loss of $525,391 as compared to net investment income of $286,395 for the period ended September 30, 2000. The decrease in net investment income was due to an increase in investment and other expenses.

            Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $353,238 during the three months ended of September 30, 2001 compared to $304,118 for the three month period ended September 30, 2000. On an annualized yield basis, these amounts reflect net investment spread of 6.58% and 4.60% for the three months ended September 30, 2001 and 2000, respectively. The Company's investment income increased to $603,910 from $464,798 for the three months ended September 30, 2001 and 2000, respectively. The investment income represents annualized investment yields of 11.62% and 7.84% on average cash and investments of $21.3 million and $23.7 million for the three months ended September 30, 2001 and 2000, respectively.

            Interest credited on certificate reserves was $250,672 and $160,680 for the three months ended September 30, 2001 and 2000, respectively. These amounts represent annualized average rates of interest credited of 4.67% and 2.57% on average certificate liability of $21.5 million and $25.0 million for the three months ended September 30, 2001 and 2000, respectively.

            Investment and other expenses were $878,629 and $17,723 for the three months ended September 30, 2001 and 2000, respectively. The increase in other expenses was mainly the result of an increase in the management fee and other expenses in 2001, while management fee was waived for the three months ended September 30, 2000. In addition, the reserve for losses on the shareholder receivable of $232,417 for the three months ended September 30, 2001, caused an increase in investment and other expenses (See Note 3).

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

            The Company's investments in fixed maturities totaled $8,469,398 at September 30, 2001, 40.45% of the investment portfolio. Fixed maturity investments were 100% investment grade at September 30, 2001. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). As of September 30, 2001, the Company held no securities that had defaulted on principal or interest payments. Fixed maturities include mortgage-backed securities ("MBSs") and asset-backed securities, which include pass-through securities but are primarily collateralized mortgage obligations ("CMOs"). MBSs, including CMOs, are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

            The Company's investments in residential and commercial real estate mortgage notes receivable and property held for sale totaled $6,278,656 at September 30, 2001, 29.99% of the investment portfolio. The real estate mortgage notes consist of $5,197,733 of mortgage notes held for sale and $730,862 of mortgage notes held for investment. The notes accrue interest at rates ranging from 9.99% to 16% per annum and are secured by the underlying real property. The loan to value ratio on all notes is no greater than 75%, which is in accordance with the guidelines of the DC Insurance Code. The Company's intention is to sell the mortgage notes held for sale to a buyer under certain favorable market conditions and to hold the mortgage notes held for investment as a long-term investment.

            The Company's other significant investment type are the real estate tax lien certificates. These certificates are comprised of delinquent real estate tax bills purchased from municipalities. They accrue interest at the rate of 20% per annum on the outstanding taxes due and are secured by a first lien on the property on which the tax is owed. In all cases, the certificates are significantly over-collateralized by the underlying property. As of September 30, 2001, the real estate tax lien certificates had a balance of $3,162,926, 15.11% of the investment portfolio.

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

            Total shareholder's equity increased from $439,925 at December 31, 2000 to $503,348 at September 30, 2001. The increase was primarily due to the Company's Parent, State Bond, contributing property and a mortgage note totaling $1.5 million to the Company.

Results of Operations

For the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000

            The Company had a net loss of $973,967 and $245,126 for the nine months ended September 30, 2001 and 2000, respectively. The net loss for period ended September 30, 2001 stemmed mainly from the net investment loss of $1,383,771 as compared to net investment of $346,422 for the period ended September 30, 2000. The decrease in net investment income was due to a decrease in investment income and an increase in investment and other expenses. The net loss for the period ended September 30, 2000 consisted mainly of realized investment losses of $453,859.

            Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $330,585 during the first nine months of 2001 compared to $582,122 for the nine month period ended September 30, 2000. On an annualized yield basis, these amounts reflect net investment spread of 2.05% and 2.93% for the nine months ended September 30, 2001 and 2000, respectively. The Company's investment income decreased to $1,298,117 from $1,468,018 for the nine months ended September 30, 2000 and 2001, respectively. The investment income represents annualized investment yields of 8.59% and 6.77% on average cash and investments of $21.3 million and $28.9 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in investment income is attributable to less cash and investment being held by the Company.

            Interest credited on certificate reserves was $967,532 and $885,896 for the nine months ended September 30, 2001 and 200, respectively. These amounts represent annualized average rates of interest credited of 6.0% and 4.46% on average certificate liability of $21.5 million and $26.5 million for the nine months ended September 30, 2001 and 2000, respectively. The Company monitors credited interest rates for the new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made by the Company periodically. New and renewal certificates issued during the nine months ended September 30, 2001 have crediting rates that are generally higher than certificates that matured during the same period, resulting in the overall increase in the average crediting rate.

            Investment and other expenses were $1,714,356 and $235,700 for the nine months ended September 30, 2001 and 2000, respectively. The increase in investment and other expenses was mainly the result of an increase in the management fee and other expenses. Also causing the increase in investment and other expenses was the reserve for losses on the shareholder receivable of $469,982 (See Note 3).

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

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Most of the Company's qualified assets are represented by fixed maturity investments, real estate mortgage notes, property held for sale and real estate tax lien certificates. The management of interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

            The Company has $6.3 million of its portfolio invested in real estate loans and real estate, which includes $5.2 million of mortgage notes held for sale, $.7 million of mortgage notes held for investment and $.4 million of property held for sale. Over time, it anticipates increasing this segment of its investment portfolio to enhance the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no greater than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

            The Company's investment in real estate tax lien certificates totaled $3.2 million. The greatest risk factor associated with this investment is the time and costs of the foreclosure process on taxes that remain unpaid beyond the Company's delinquency policy. This risk is mitigated by the Company having a first lien on the real estate for which the tax is owed and the asset being significantly over-collateralized.

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

                             SBM CERTIFICATE COMPANY


                             By: /s/ Eric M. Westbury
                                ----------------------------------------
                                    President


                             By: /s/ Trey Stafford
                                 ---------------------------------------
                                 Chief Financial and Accounting Officer

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

Date:  October 25, 2002
                                        /s/ Eric M. Westbury
                                        ------------------------------------
                                            Eric M. Westbury
                                            President
                                            (Principal Executive Officer)

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

Date:  October 25, 2002
                                   /s/ Trey Stafford
                                   -------------------------------------------
                                       Trey Stafford
                                       Chief Financial and Accounting Officer
                                       (Principal Financial Officer)