Form 10-K/A
period 2000-12-31
SBM CERTIFICATE CO
filed 2002-10-29
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                FORM 10-K/A NO. 2

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2000

AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        5101 RIVER ROAD, SUITE 101, BETHESDA, MARYLAND 20816
               (Address ofprincipal executive offices) (Zip Code)
                                  301-656-4200
              (Registrant's telephone number, including area code)

The undersigned registrant hereby includes the following portions of its Annual Report on Form 10-K for the year ended December 31, 2000, as set forth in the pages attached hereto:

         Part II.   Item 6.  Selected Financial Data

                    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Item 8.  Financial Statements and Supplementary Data

         Part III.  Item 13. Certain Relationships and Related Transactions

         Part IV.   Item 14. Exhibits, Financial Statement Schedules and Reports
                             On Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 29, 2002                              SBM Certificate Company
                                                     By: /s/ Trey Stafford
                                                        ------------------------
                                                        Chief Financial and
                                                        Accounting Officer

                             SBM Certificate Company
                  AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

Reference is made to Exhibit 99.1 (Current Report on Form 8-K dated October 3,
2002) to this Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2000, of SBM Certificate Company (the "Company"). Because of the transactions described in Exhibit 99.1, the Company has restated its financial statements for the years ended December 31, 2001, and December 31, 2000, and has revised and added certain narrative disclosures, as indicated in this Amendment.

PART II

ITEM 6. SELECTED FINANCIAL DATA

      The following table contains selected financial data of the Company for the five years ended December 31, 2000. The financial data was derived from the Company's audited financial statements. The reports of Reznick, Fedder & Silverman, independent auditors, with respect to the year ended December 31, 2000, and of Ernst & Young LLP, independent auditors, with respect to the two years ended December 31, 1999, appear at page F-2, F-3 and F-4 of this Annual Report. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, related notes, and other financial information included in this Annual Report.

                                                                   YEAR ENDED DECEMBER 31
                                              ----------------------------------------------------------------
                                                2000          1999          1998          1997          1996
                                              --------      --------      --------      --------      --------
                                                               (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Total investment income                       $  1,618      $  2,292      $  2,827      $  3,922      $  4,290
Interest credited on certificate reserves       (1,523)       (1,615)       (2,063)       (2,795)       (2,822)
Net investment spread                               95           677           763         1,138         1,468
Total investment and other expenses               (870)         (370)         (576)         (755)         (815)
Federal income tax (expense) benefit               621           102           (54)         (124)         (238)
Net investment income (loss)                      (154)          409           134           259           415
Net realized investment gains (losses)            (429)         (373)         (103)         (164)          317
Net income (loss)                                 (583)           36            31            95           732
Earnings (loss) per share*                       (2.33)         0.14          0.12          0.38          2.93

BALANCE SHEET DATA (END OF PERIOD)
Total assets                                  $ 21,967      $ 34,285      $ 39,354      $ 60,270      $ 55,726
Total liabilities                               21,527        30,117        34,068        45,127        50,186
Shareholder's equity                               440         4,168         5,028         4,982         5,064

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

      During 2000, total assets decreased $12,317,777, while certificate liability decreased $9,190,058 and the deferred tax liability increased $305,209. The decrease in total assets and the certificate liability is primarily due to maturities, redemptions, early surrenders of certificates exceeding certificate sales, and the certificate liability release. (See the discussion in the last paragraph of this discussion of the results of operation for 2000 compared to 1999 in this connection and Note B to the consolidating financial statements of SBM Certificate Company and Subsidiary.) The $6,513,805 of dividends paid by SBM MN and SBM MD, resulting primarily from the Acquisition, also significantly impacted total assets. The increase in the deferred tax liability was mainly attributable to the new methodology for calculating the certificate liability subsequent to the Acquisition offset by the net operating loss carryforward deferred tax asset.

      The Company had net income (loss) of ($582,879) and $36,143 for the years ended December 31, 2000 and 1999 respectively. Net loss for 2000 stemmed from the net investment loss of $154,297 and net realized investment loss of $428,582. Net income for 1999 consisted of net investment income of $408,673 and net realized investment losses of $372,530.

      Net investment loss (excluding net realized investment gains and losses) in 2000 was $154,297 compared to net investment income of $408,673 for 1999. The net investment loss in 2000 of $154,297 is comprised of net investment losses before income taxes of $775,352 and a deferred income tax benefit of $621,055. The net investment income in 1999 of $408,673 consists of net investment income before income taxes of $306,660 and an income tax benefit of $102,013. The decrease in net investment income before income taxes was a result of materially diminished certificate sales and a decrease in investments held as a result of redemptions of certain investments. Certificate sales generate the funds needed to purchase various investments that can generate excess investment income over expenses, as well as to serve as qualified investments. In addition, a reserve for losses on a shareholder receivable was recognized for 2000 in the amount of $342,236. This reserve relates to a discovery by members of management of the Company in 2002 of several transactions that raised concerns that John J. Lawbaugh, the Company's Chairman of the Board and Chief Executive Officer, failed to comply with provisions of the Investment Company Act of 1940 (the "1940 Act") prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the Securities Act of 1933 (the "1933 Act") and the Securities Exchange Act of 1934 (the "1934 Act"), and diverted cash assets of the Company to himself directly or indirectly in 2000 in the amount of $342,236. As a result, on August 16, 2002, the Company's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions (See Note L to the Consolidating Financial Statements for the year ended December 31, 2000). Since the collectibility of this shareholder receivable is doubtful, a reserve allowance has been recorded in the full amount due from shareholder of $342,236. Upon collection of any amount of this shareholder receivable, income will be recognized in the period in which the cash is collected.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, decreased to $94,760 during 2000 from $676,485 in 1999. These amounts reflect net investment spread of 0.37% and 1.20% during 2000 and 1999, respectively, between the Company's investment yield on average cash and investments and the average rate credited on certificate reserves.

      The Company's investment income decreased to $1.6 million from $2.3 million for 2000 and 1999, respectively. These amounts represent investment yields of 4.30% and 6.20% on average cash and investments of $27.6 million and $36.9 million for 2000 and 1999, respectively. The decrease in investment income is primarily attributable to a lower amount of securities investments in 2000 as compared to 1999.

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

      Investment and other expenses were $870,112 and $369,825 for 2000 and 1999, respectively. The increase in investment and other expenses is primarily attributable to the costs relating to the Acquisition and the reserve for losses on the shareholder receivable. See Note J and Note L of the Notes to the Consolidating Financial Statements.

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

      Liquidity and Financial Resources

      As of December 31, 2000, the Company had $.5 million of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with
Section 28(a) and Section 28(b) of the 1940 Act.

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

      Cash flows of $1.6 million, $2.1 million and $2.2 million were generated from (used in) operating activities in 2000, 1999 and 1998, respectively. These cash flows resulted principally from investment income, less management and investment advisory fees and commissions paid. Proceeds from sales, redemptions and maturities of investments generated $6.4 million, $37.0 million, and $50.1 million in cash flows during 2000, 1999 and 1998, respectively, which were offset by purchases of investments of $3.5 million, $22.5 million and $49.3 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's financial statements begin on page F-2. Reference is made to the Index to Financial Statements on page F-1 of this Annual Report. No supplementary financial information is required to be filed in this Annual Report.

PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      State Bond provides the Company with management, marketing and administrative services pursuant to an Administrative Services Agreement dated as of July 19, 2000 between the Company and its parent, State Bond. Under the terms of that Agreement, State Bond makes available certain of its property, equipment and facilities to the Company for use in its business operations. State Bond also provides the Company with certain special services, including personnel, and furnishes or otherwise makes available accounting, auditing and legal services to the Company. The Company's officers also are officers of State Bond. The annual charge to the Company for the services and facilities provided by State Bond is 2% of the Company's average certificate liability balances. At no time, however, may the charge cause the Company to have assets of less than the total of the qualified investments and capital stock required under the 1940 Act. SBM waived its fee under the Administrative Services Agreement through September 30, 2000. During the fourth quarter of 2000, a fee of $112,223 was charged to the Company, of which $40,289 remained payable to State Board of December 31, 2000. As indicated earlier, State Bond's parent, 1st Atlantic is wholly owned by John J. Lawbaugh and Brian P. Smith, officers and Directors of the Company.

      In connection with the Acquisition, certain dividend payments were made by the Company to its former, and to its current, parent. See Note A of the Notes to Consolidating Financial Statements. Also, from time-to-time the Company makes dividend payments to its parent, State Bond, which, in turn may make dividend payments to 1st Atlantic, State Bond's parent.

      Recently, the Company confirmed facts that came to its attention regarding several transactions involving Mr. Lawbaugh, the Company's former Chairman of the Board and Chief Executive Officer. These transactions failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the 1933 Act and the 1934 Act, and diverted cash assets of the Company to himself, directly or indirectly, in 2000 in the amount of $342,236. See Exhibit 99.1 to this Form 10-K/A No. 2.

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

              (3)(a)(i) Certificate of Correction of Articles of Incorporation of the Company incorporated by reference to Exhibit (3)(a)(i) of Post-effective Amendment No. 13 to Registration Statement No. 33-38066 filed on January 2, 2001.

              (3)(b) By-Laws of the Company incorporated by reference to Exhibit (3)(b) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000.

              (4)(a) Form of Application, incorporated by reference to Exhibit (4)(a) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000.

              (4)(b) Form of Account Statement, incorporated by reference to Exhibit (4)(b) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000.

              (10)(a) Administrative Services Agreement dated July 19, 2000 by and between the Company and State Bond & Mortgage Company, L.L.C., incorporated by reference to Exhibit (10)(a) of Post-effective Amendment No. 13 to Registration Statement No. 33-38066 filed on January 2, 2001.

              (10)(b) Custody Agreement, as amended and supplemented, between the Company (as successor to SBM Certificate Company (Minnesota)) and First Trust National Association (now U.S. Bank Trust N.A.) dated December 20, 1990, incorporated by reference to Exhibit (10)(b) to Form S-1 Registration Statement No. 33-38066) filed on January 2, 1991.

              (21)              Subsidiary of the Company.

              (24) Powers of Attorney, incorporated by reference to Exhibit (24) to Form 10-K filed on April 17, 2001.

              (99.1) Form 8-K Current Report of the Company, incorporated by reference to Form 8-K dated October 3, 2002 (File No. 811-06268).

              (99.2)            Written Statement of the Chief Executive
                                Officer.

              (99.3)            Written Statement of the Chief Financial
                                Officer.

----------
(b)   REPORTS ON FORM 8-K

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

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidating financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company and Subsidiary at December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental financial statement schedules, when considered in relation to the basic consolidating financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note L to the financial statements, certain errors resulting in an understatement of previously reported cash and overstatement of certain qualified assets as of December 31, 2000, exclusion of a deferred tax liability and a deferred income tax benefit, and a reclassification of certain amounts within the components of shareholder's equity as of December 31, 2000, were discovered by the management of the Company during the current year. Accordingly, the 2000 financial statements have been restated to correct the error.

/s/ Reznick Fedder & Silverman

Bethesda, Maryland
March 22, 2001, except for
Notes H,J,K and L, as to which the date
is October 4, 2002

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


                                            /s/ Ernst & Young LLP

Louisville, Kentucky
March 31, 2000

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2000

                                                            SBM Certificate   Atlantic Capital    Eliminating
                                                                Company         Funding Corp.       Entries            Totals
                                                            ---------------   ----------------    ------------      ------------
Qualified assets
  Cash and investments
    Investments in securities of unaffiliated issuers
      Fixed maturities, available-for-sale, at fair value
        (amortized cost: $12,654,435)                         $ 13,001,000      $         --      $         --      $ 13,001,000
      Equity securities, at fair value (cost: $200,663)            200,663                --                --           200,663
    Mortgage notes held for sale                                 2,786,369           273,883                --         3,060,252
    Mortgage notes held for investment                             363,130           352,732                --           715,862
    Certificate loans                                              110,069                --                --           110,069
    Cash and cash equivalents                                    2,715,502         1,000,891                --         3,716,393
                                                              ------------      ------------      ------------      ------------
      Total cash and investments                                19,176,733         1,627,506                --        20,804,239
                                                              ------------      ------------      ------------      ------------
  Receivables

    Dividends and interest                                          99,421                --                --            99,421
    Escrow receivable                                              266,482                --                --           266,482
                                                              ------------      ------------      ------------      ------------
      Total receivables                                            365,903                --                --           365,903
                                                              ------------      ------------      ------------      ------------
      Total qualified assets                                    19,542,636         1,627,506                --        21,170,142

Other assets
  Related party receivable                                              --             1,000            (1,000)               --
  Computer software                                                 68,003                69                --            68,072
  Investment in subsidiary                                       1,572,958                --        (1,572,958)               --
  Goodwill, net of accumulated amortization of $18,143             635,006                --                --           635,006
  Deferred acquisition costs                                        80,436                --                --            80,436
  Due from shareholder                                             342,236                --                --           342,236
  Allowance - due from shareholder                                (342,236)               --                --          (342,236)
  Other assets                                                      13,466                --                --            13,466
                                                              ------------      ------------      ------------      ------------
      Total assets                                            $ 21,912,505      $  1,628,575      $ (1,573,958)     $ 21,967,122
                                                              ============      ============      ============      ============
Liabilities
  Certificate liability                                       $ 20,926,628      $         --      $         --      $ 20,926,628
  Accounts payable and other liabilities                           239,743             2,197                --           241,940
  Related party payable                                              1,000            53,420            (1,000)           53,420
  Deferred tax liability                                           305,209                --                 --          305,209
                                                              ------------      ------------      ------------      ------------
      Total Liabilities                                         21,472,580            55,617            (1,000)       21,527,197
                                                              ------------      ------------      ------------      ------------
Shareholder's equity
  Common stock, $1 par value; 1,000,000 shares
    authorized; 250,000 shares issued and outstanding              250,000                --                --           250,000
  Common stock, $2 par value; 10,000 shares
    authorized; 10,000 shares issued and outstanding                    --            20,000           (20,000)               --
  Additional paid-in capital                                     1,676,457         1,553,957        (1,553,957)        1,676,457
  Accumulated comprehensive income, net of taxes                   212,791                --                --           212,791
  Retained earnings (deficit)                                   (1,699,323)             (999)              999        (1,699,323)
                                                              ------------      ------------      ------------      ------------
      Total shareholder's equity                                   439,925         1,572,958        (1,572,958)          439,925
                                                              ------------      ------------      ------------      ------------
      Total liabilities and shareholder's equity              $ 21,912,505      $  1,628,575      $ (1,573,958)     $ 21,967,122
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
                                                                   ============

                 See notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                          Year ended December 31, 2000

                                                    SBM Certificate   Atlantic Capital    Eliminating
                                                       Company         Funding Corp.        Entries          Totals
                                                    ---------------   ----------------    -----------      -----------
Investment income
  Interest and dividend income from securities        $ 1,474,281       $           --    $        --      $ 1,474,281
  Other investment income                                 106,673                   --             --          106,673
  Loss from investment in subsidiary                         (999)                  --            999               --
  Mortgage interest income                                 36,975                   --             --           36,975
                                                      -----------       --------------    -----------      -----------
     Total investment income                            1,616,930                   --            999        1,617,929
                                                      -----------       --------------    -----------      -----------
Investment and other expenses
  Management and investment advisory fees                 180,923                   --             --          180,923
  Deferred acquisition cost amortization and
    renewal commissions                                   150,445                   --             --          150,445
  Amortization of goodwill                                 18,143                   --             --           18,143
  Reserve for losses - shareholder receivable             342,236                   --             --          342,236
  Other expenses                                          177,366                  999             --          178,365
                                                      -----------       --------------    -----------      -----------
      Total investment and other expenses                 869,113                  999             --          870,112
                                                      -----------       --------------    -----------      -----------
Interest credited on certificate liability              1,523,169                   --             --        1,523,169
                                                      -----------       --------------    -----------      -----------
      Net investment loss before income taxes            (775,352)                (999)           999         (775,352)
                                                      -----------       --------------    -----------      -----------
Deferred income tax benefit                               621,055                   --             --          621,055
                                                      -----------       --------------    -----------      -----------
      Net investment income (loss)                       (154,297)                (999)           999         (154,297)
                                                      -----------       --------------    -----------      -----------
Realized investment losses                               (428,582)                  --             --         (428,582)
Income tax expense on realized investment losses               --                   --             --               --
                                                      -----------       --------------    -----------      -----------
      Net realized investment losses                     (428,582)                  --             --         (428,582)
                                                      -----------       --------------    -----------      -----------
      Net loss                                           (582,879)                (999)           999         (582,879)
                                                      -----------       --------------    -----------      -----------
Other comprehensive income (loss):
  Unrealized gains on available-for-sale
    Securities, net of taxes

      Net unrealized gain, net of taxes                   502,906                   --             --          502,906
                                                      -----------       --------------    -----------      -----------
Net comprehensive income (loss)                       $   (79,973)       $        (999)   $       999      $   (79,973)
                                                      ===========       ==============    ===========      ===========

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
                                                                      ===========       ===========

                 See notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                 CONSOLIDATING STATEMENT OF SHAREHOLDER'S EQUITY

                          Year ended December 31, 2000

                                                                                  SBM CERTIFICATE COMPANY
                                                    --------------------------------------------------------------------------------
                                                     Common                    Additional   Accumulated   Retained        Total
                                                     Stock                     Paid-in     Comprehensive  Earnings     Shareholder's
                                                     Shares      Amount        Capital     Income (Loss)  (Deficit)       Equity
                                                     ------      ------        -------     -------------  ---------    -------------
Balance at December 31, 1999                         250,000    $ 250,000    $ 3,050,000    $(825,522)   $ 1,693,735    $ 4,168,213
                                                    --------------------------------------------------------------------------------
Net loss SBM-MN                                           --           --             --           --       (429,447)      (429,447)

Changes in net unrealized gains(losses)
   On available-for-sale securities,
   Net of tax                                             --           --             --      290,115             --        290,115

Dividends paid                                            --           --             --           --     (3,708,384)    (3,708,384)

Sale of SBM-MN as a reverse merger
   Transaction (July 19, 2000)                      (250,000)    (250,000)    (3,050,000)     535,407      2,444,096       (320,497)
                                                    --------------------------------------------------------------------------------


Balance at July 9, 2000                                   --    $      --    $        --    $      --    $        --    $        --
                                                    --------------------------------------------------------------------------------

Issuance of Common Stock                             250,000      250,000             --           --             --        250,000

Additional paid-in capital                                --           --      1,102,500           --             --      1,102,500

Additional paid-in capital-non cash                       --           --        573,957           --             --        573,957

Changes in net unrealized gains
  (losses) on available-for-sale
  securities, net of tax                                  --           --             --      212,791             --        212,791

Retained earnings (deficit):
  Dividends paid, net                                     --           --             --           --     (2,805,421)            --

  Certificate liability release, net of tax               --           --             --           --      1,259,530             --

  Net loss since acquisition                              --           --             --           --       (153,432)            --
                                                    --------------------------------------------------------------------------------
  Consolidated retained
    earnings (deficit)                                    --           --             --           --             --     (1,699,323)
                                                    --------    ---------    -----------    ---------    -----------    -----------
Balance at December 31, 2000                         250,000    $ 250,000    $ 1,676,457    $ 212,791    $(1,699,323)   $   439,925
                                                    ========    =========    ===========    =========    ===========    ===========

                                                   ATLANTIC CAPITAL FUNDING CORPORATION
                                         -------------------------------------------------------------                   Total
                                         Common               Additional     Retained       Total                     Consolidating
                                         Stock                 Paid-in       Earnings    Shareholder's  Eliminating   Shareholder's
                                         Shares    Amount      Capital       (Deficit)      Equity        Entries        Equity
                                         ------    ------      -------       ---------      ------        -------        ------
Balance at July 9, 2000                      --   $     --   $        --    $      --    $        --    $        --    $       --

Issuance of Common Stock                     --         --            --           --             --             --       250,000

Additional paid-in capital                   --         --     1,000,000           --      1,000,000     (1,000,000)    1,102,500

Additional paid-in capital-non cash      10,000     20,000       553,957           --        573,957       (573,957)      573,957

Changes in net unrealized gains
  (losses) on available-for-sale
  securities, net of tax                     --         --            --           --             --             --       212,791

Retained earnings (deficit):
  Dividends paid, net                        --         --            --           --                            --            --

  Certificate liability release,
    net of tax                               --         --            --           --                            --            --

  Net loss since acquisition                 --         --            --         (999)
  Consolidated retained
    earnings (deficit)                       --         --                                      (999)           999    (1,699,323)
                                         ------  ---------   -----------    ---------    -----------    ----------     ----------
Balance at December 31, 2000             10,000   $ 20,000   $ 1,553,957    $    (999)   $ 1,572,958    $(1,572,958)   $  439,925
                                         ======   ========   ===========    =========    ===========    ===========    ==========

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
                                         ===========       ===========      ===========       ===========      ===========

                 See notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2000

                                                       SBM Certificate   Atlantic Capital     Eliminating
                                                           Company         Funding Corp.         Entries            Totals
                                                       ---------------   ----------------     ------------       ------------
Cash flows from operating activities
  Net loss                                                $ (582,879)      $       (999)      $        999         $ (582,879)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
    Loss from investment in subsidiary                           999                 --               (999)                --
    Provision for certificate liability                    1,523,169                 --                 --          1,523,169
    Reserve for losses - shareholder receivable              342,236                 --                 --            342,236
    Realized investment losses                               428,582                 --                 --            428,582
    Deferred income tax benefit                             (621,055)                                                (621,055)
    Deferral of acquisition costs                            (80,800)                --                 --            (80,800)
    Amortization of deferred acquisition costs
     and renewal commissions                                 150,445                 --                 --            150,445
    Other amortization and depreciation                       18,947                 --                 --             18,947
    Decrease in dividends and interest receivable             41,252                 --                 --             41,252
    Changes in other assets and liabilities                  375,769              1,890                 --            377,659
                                                        ------------       ------------       ------------       ------------
      Net cash provided by (used in)
        operating activities                               1,596,665               891                 --           1,597,556
                                                        ------------       ------------       ------------       ------------
Cash flows from investing activities Fixed maturity
  investments:
    Purchases                                               (263,808)                --                 --           (263,808)
    Sales and redemptions                                  6,434,532                 --                 --          6,434,532
  Purchase of mortgage notes held for sale                (2,816,735)                --                 --         (2,816,735)
  Investment in mortgage notes held for investment          (375,000)                --                 --           (375,000)
  Investment in subsidiary                                (1,000,000)                --          1,000,000                 --
  Cash paid for SBM                                       (1,350,000)                --                 --         (1,350,000)
  Purchase of computer software                              (68,003)                --                 --            (68,003)
  Repayment of certificate loans, net                         14,864                 --                 --             14,864
                                                        ------------       ------------       ------------       ------------
      Net cash provided by investing activities              575,850                 --          1,000,000          1,575,850
                                                        ------------       ------------       ------------       ------------
Cash flows from financing activities
  Amounts paid to face-amount certificate holders         (8,718,868)                --                 --         (8,718,868)
  Proceeds from issuance of common stock                     250,000                 --                 --            250,000
  Capital contributed to company                           1,102,500          1,000,000         (1,000,000)         1,102,500
  Amounts received from face-amount
    certificate holders                                       15,681                 --                 --             15,681
  Net dividends paid                                      (6,513,805)                --                 --         (6,513,805)
                                                        ------------       ------------       ------------       ------------
      Net cash provided by (used in)
        financing activities                             (13,864,492)         1,000,000         (1,000,000)       (13,864,492)
                                                        ------------       ------------       ------------       ------------
      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                             (11,691,977)         1,000,891                 --        (10,691,086)

Cash and cash equivalents, beginning                      14,407,479                 --                 --         14,407,479
                                                        ------------       ------------       ------------       ------------
Cash and cash equivalents, end                          $  2,715,502       $  1,000,891       $         --       $  3,716,393
                                                        ============       ============       ============       ============

                                  (continued)

                     SBM Certificate Company and Subsidiary

                          Year ended December 31, 2000

Supplemental disclosure of significant non-cash
  investing and financing activities:
  Release of certificate liability,
  net of tax                                            $  1,259,530
                                                        ============
  Acquisition of SBM-MN:
    Assets acquired                                     $ 27,390,982
    Liabilities assumed                                  (26,557,263)
    Legal acquisition costs                                 (136,868)
    Goodwill                                                 653,149
                                                        ------------
      Total purchase price                              $  1,350,000
                                                        ============
Contribution of 1st Atlantic ownership
  of ACFC to SBM-MD                                     $     20,000
                                                        ============
Contribution of mortgage notes from 1st
  Atlantic to ACFC                                      $    553,957
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

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998

NOTE A - ORGANIZATION AND BUSINESS (Continued)

      ORGANIZATION AND ACQUISITIONS (Continued)

      On July 19, 2000, upon completion of the Acquisition, SBM-MD declared and paid a cash dividend in the amount of $1,500,000 to its parent, State Bond, which used these proceeds to repay the bank borrowing described above. Immediately prior to the closing of the sale, SBM-MN paid a dividend to ARM in an amount equal to SBM-MN's shareholders' equity less
      (i) $450,000 and(ii) estimated deferred acquisition cost net of income taxes. The dividend, totaling $3,708,384 was in the form of a transfer of certain securities, in-kind, and the balance, in cash and cash equivalents. The transaction was approved by the Bankruptcy Court on behalf of ARM on April 27, 2000.

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

      On December 17, 2000, 1st Atlantic contributed its 100% ownership interest in ACFC by assigning its 10,000 shares of ACFC common stock to SBM-MD, along with two mortgage notes (the "Contribution"). The Contribution resulted in additional paid-in capital to SBM-MD for the investment in ACFC, which totaled $573,957. SBM-MD also invested $1 million into ACFC on this date. ACFC was formed under the laws of the State of Maryland on March 27, 1997 and is a wholly-owned subsidiary of SBM-MD at December 31, 2000.

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

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS

      The amortized cost and estimated fair values of available-for-sale securities were as follows:

                                                                    Gross             Gross
     December 31, 2000                             Cost        Unrealized Gain  Unrealized Loss    Fair Value
                                                -----------    ---------------  ---------------    -----------
       Fixed maturities
         Mortgage-backed                        $ 8,485,032      $   236,944      $     1,849      $ 8,720,127
           securities
         Corporate securities                     3,632,239           97,246            7,297        3,722,188
         U.S. Treasury securities
           and obligations of U.S.
           government agencies                      410,123            9,065               --          419,188
         Obligations of state and
           political subdivisions                   127,041           12,456               --          139,497
                                                -----------      -----------      -----------      -----------
         Total fixed maturities                  12,654,435          355,711            9,146       13,001,000
         Equity securities                          200,663               --               --          200,663
                                                -----------      -----------      -----------      -----------
       Total available-for-sale securities      $12,855,098      $   355,711      $     9,146      $13,201,663
                                                ===========      ===========      ===========      ===========
     December 31, 1999
       Fixed maturities
         Mortgage-backed                        $10,558,001      $        28      $   282,218      $10,275,811
           securities
         Corporate securities                     8,161,388            7,405          569,999        7,598,794
         U.S. Treasury securities
           and obligations of U.S.
           government agencies                      414,246              205           31,388          383,063
         Foreign governments                        450,602               --           13,220          437,382
         Asset-backed securities                    139,908               --            2,583          137,325
         Obligations of state and
           political subdivisions                   162,449            3,435               44          165,840
                                                -----------      -----------      -----------      -----------
       Total fixed maturities                    19,886,594           11,073          899,452       18,998,215
       Equity securities                            290,688           62,857               --          353,545
                                                -----------      -----------      -----------      -----------
       Total available-for-sale                 $20,177,282      $    73,930      $   899,452      $19,351,760
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

                                          December 31, 2000                 December 31, 1999
                                    ----------------------------      ----------------------------
                                     Carrying         Estimated        Carrying        Estimated
                                      Value          Fair Value          Value         Fair Value
                                    -----------      -----------      -----------      -----------
     Assets
       Fixed maturities             $13,001,000      $13,001,000      $18,998,215      $18,998,215
       Equity securities                200,663          200,663          353,545          353,545
       Mortgage notes held
         for sale                     3,060,252        3,197,418               --               --
       Mortgage notes held
         for investment                 715,862          715,862               --               --
       Certificate loans                110,069          110,069          124,933          124,933
       Cash and cash
         equivalents                  3,716,393        3,716,393       14,407,479       14,407,479
       Liabilities
         Certificate liability       20,926,628       20,926,628       30,116,686       30,223,837

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
                                                      ==========      =========       =========

      Federal income tax expense differs from that computed by using the income tax rate of 34% for 2000 and 35% for 1999 and 1998, as shown below.

                                                           Year Ended December 31,
                                                 -----------------------------------------
                                                    2000           1999            1998
                                                 ---------       ---------       ---------
      Income tax expense (benefit) at
        statutory rate                           $(309,977)      $ (57,346)      $  12,035
      Unreimbursed capital loss carryover
        used by ARM                                     --              --         281,842
      State tax, net of federal tax benefit        (24,277)             --              --
      Increase (decrease) in valuation
        allowance related to capital loss
        and NOL carryovers                         206,455          66,700        (280,000)
      Decrease in contingent tax liability              --        (200,000)             --
      Dividend received deduction                       --          (7,211)         (7,749)
      Certificate liability adjustment            (615,904)             --              --
      Mortgage notes marked to market               38,136              --              --
      Tax-exempt interest                          (12,000)         (2,612)         (4,194)
      Other                                         96,512             479           1,809
                                                 ---------       ---------       ---------
      Total federal income tax expense
        (benefit)                               $ (621,055)      $(199,990)      $   3,743
                                                 =========       =========       =========

                     SBM Certificate Company and Subsidiary

                        December 31, 2000, 1999 and 1998

NOTE J - RELATED PARTY TRANSACTIONS

      State Bond provides the Company with administrative services pursuant to an Administrative Services Agreement. This agreement stipulates that State Bond shall provide certain administrative and support services for the Company. Services include use of State Bond's property and equipment, facilities and personnel needed for SBM-MD's daily operations. For providing such services, State Bond earns an annual fee from the Company calculated at 2% of the average Certificate Liability balance. The fee was waived from Acquisition through September 30, 2000 and during the remainder of 2000 a fee of $112,223 was charged as an expense to SBM-MD. As of December 31, 2000, $40,289 was payable to State Bond.

      A director of the Company provided legal services relating to the Acquisition. Total costs for services provided during 2000 were $61,960 and $18,000 remains payable as of December 31, 2000.

      The Company made a mortgage loan to a partnership in which an affiliate of the Company owned a 51% interest. As of December 31, 2000, the outstanding principal balance of the mortgage note is $363,130. In April 2002, the outstanding principal balance of the mortgage note and accrued interest was paid to the Company in the amount of $533,120.

      The controlling shareholder of 1st Atlantic, State Bond's parent, is also Chairman of the Board of Directors of SBM-MD.

      Due from shareholder represents amounts paid to John J. Lawbaugh, the controlling shareholder of 1st Atlantic, during 2000 directly or through companies affiliated with the shareholder totaling $342,236. An allowance has been recorded in the full amount due from shareholder. (See note L)

NOTE K - SHAREHOLDER'S EQUITY AND REGULATORY MATTERS

      The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($20.2 million and $30.4 million at December 31, 2000 and 1999, respectively). The Company had qualified assets (at amortized cost) of $20.7 million and $34.9 million at those respective dates.

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

                                                          December 31,
                                                -------------------------------
                                                    2000               1999
                                                ------------       ------------

      Qualified assets on deposit:
         Central depository                     $ 20,448,398       $ 34,214,584
         State governmental authorities              265,110            197,021
                                                ------------       ------------
            Total qualified assets on deposit   $ 20,713,508       $ 34,411,605
                                                ============       ============

      Certificate reserve under Section 28(a)   $ 20,020,189       $ 30,116,686
      Less: Certificate loans                       (110,069)          (124,933)
      Plus: Base capital requirement                 250,000            250,000
                                                ------------       ------------
      Required deposits                         $ 20,160,120       $ 30,241,753
                                                ============       ============

NOTE L - SUBSEQUENT DISCOVERY OF FACTS

      Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2000, management became aware that cash and cash equivalent balances were understated and that certain components of equity were improperly classified within the statement of shareholder's equity. These errors resulted from financial institutions that hold cash or investments of the Company providing erroneous balances per the confirmation for outstanding checks of one cash account and an erroneous unrealized gain for the fixed maturities investments. In addition, management became aware of a deferred tax liability and a deferred income tax benefit resulting from the certificate liability release component of equity as a result of the implementation of a new methodology for calculating the certificate liability subsequent to the Acquisition. The inclusion of these items in the revised financial statements has the effect of increasing qualified assets by $245,765, increasing total liabilities by $305,209, decreasing shareholder's equity by $59,444 and decreasing excess qualified assets by $475,169.

      Subsequent to the issuance of the financial statements for the corrections described in the preceding paragraph, members of management of the Company discovered facts regarding several transactions that would have had an effect on those financial statements had those facts been known prior to the issuance of the December 31, 2000 financial statements.

      Those transactions raised concerns that certain conduct by the Company's Chairman of the Board and Chief Executive Officer, John J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, and diverted cash assets of the Company to himself directly or indirectly in the amount of approximately $342,000.

      As a result, on August 16, 2002, the Company's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions. The Company filed its Form 8-K Current Report dated October 3, 2002, with the SEC on October 4, 2002. The Form 8-K summarizes the nature of the transactions and discusses various related matters. The financial statements for 2000 have been reissued to give effect to the transactions discussed below. Mr. Lawbaugh continues to control 100% of the Company's common stock.

      The Company has adjusted its December 31, 2000 financial statements as a result of certain transactions involving Mr. Lawbaugh. The following is a summary of the transactions requiring adjustment and their affect on the December 31, 2000 financial statements:

            (a) During 2000, an escrow held by a title company in the amount of $250,000 was transferred, pursuant to the instructions of Mr. Lawbaugh, to a bank account controlled by Mr. Lawbaugh. The amount was reflected as a qualified asset as of December 31, 2000 and was adjusted to record a reduction of the escrow and a corresponding amount due from shareholder.

            (b) During 2000, origination fees totaling $42,236 with respect to two loans originated by the Company were diverted from the Company to bank accounts controlled by Mr. Lawbaugh. The amounts were previously recorded in the mortgage notes receivable balance and are adjusted to record a reduction of the mortgage notes held for sale and mortgage notes held for investment and a corresponding amount due from shareholder.

            (c) During 2000, extension fees of $50,000 paid by a borrower related to the purchase of a mortgage loan from a third party by the Company were diverted from the Company and deposited to a bank account controlled by Mr. Lawbaugh. An adjustment has been made to record the fees as income to the Company during 2000 with a corresponding amount due from shareholder.

            (d) An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due from shareholder as of December 31, 2000 totaling $342,236 with a corresponding charge to operations during 2000.

      The net increase (decrease) in the amounts previously reported for the year ended December 31, 2000 is as follows:

             Qualified assets                   ($292,236)
             Shareholder's Equity               ($292,236)
             Net Income                         ($292,236)

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

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

 SCHEDULE III. - MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES

                          Year ended December 31, 2000

                                               AMOUNT OF PRINCIPAL UNPAID
                                                    AT CLOSE OF PERIOD
                                               ---------------------------
                                                                                               INTEREST     INTEREST
                                                                               AMOUNT OF       DUE AND       INCOME
                                  CARRYING                      SUBJECT TO     MORTGAGES       ACCRUED       EARNED
                                  AMOUNT OF                     DELINQUENT       BEING        AT END OF    APPLICABLE
DESCRIPTION       PRIOR LIENS     MORTGAGES        TOTAL         INTEREST      FORECLOSED      PERIOD      TO PERIOD
-------------     -----------     ---------     -----------     ----------     ----------     ---------    ---------
LIENS ON:
  RESIDENTIAL        NONE        $ 2,095,049    $ 2,095,049     $       --     $       --     $      --    $ 13,060
  COMMERCIAL         NONE          1,681,065      1,681,065             --             --            --      23,915
                  ----------     -----------    -----------     ----------     ----------     ---------    --------
    TOTAL         $       --     $ 3,776,114    $ 3,776,114     $       --     $       --     $      --    $ 36,975
                  ==========     ===========    ===========     ==========     ==========     =========    ========

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                    SCHEDULE V - QUALIFIED ASSETS ON DEPOSIT

                                December 31, 2000

                                                                        FIRST MORTGAGES
                                                                           AND OTHER
                                                      INVESTMENTS IN    FIRST LIENS ON
        NAME OF DEPOSITORY                CASH        SECURITIES (a)     REAL ESTATE      OTHER (b)          TOTAL
        ------------------             -----------    --------------    ---------------  -----------      -----------
State governmental authorities
  Securities Department
    of Illinois                        $        --      $   265,110      $        --      $        --      $   265,110
Central depositary
  US Bank                                3,881,270       12,589,988        3,776,114           99,421       19,762,414
  Bank of America                            5,708               --               --               --            5,708
  Chase Manhattan                         (187,487)              --               --               --         (187,487)
  Chevy Chase                                  427               --               --               --              427
  State Bank                                16,475               --               --               --           16,475
  Atlantic Title & Escrow                       --               --               --          266,482          266,482
                                       -----------      -----------      -----------      -----------      -----------
Total qualified assets on deposit      $ 3,716,393      $12,855,098      $ 3,776,114      $   365,903      $20,713,508
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

                                  (continued)

                     SBM Certificate Company and Subsidiary

                              SUPPLEMENTAL SCHEDULE

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
                     PART I - SUMMARY OF CHANGES - CONTINUED

                          Year ended December 31, 2000

                                                       DEDUCTIONS                              BALANCE AT END OF YEAR
                                     -------------------------------------------     --------------------------------------------
                                                                                                                      RESERVES
                                                                                                                     (INCLUDING
                                                        CASH                           NUMBER OF                       ADVANCE
                                                      SURRENDERS                     ACCOUNTS WITH     AMOUNT OF      PAYMENTS)
                                                        PRIOR                          SECURITY        MATURITY      WITH ACCRUED
          DESCRIPTION                MATURITIES      TO MATURITY     OTHER (a)(b)       HOLDERS         VALUE          INTEREST
---------------------------------    -----------     -----------     -----------     -------------   -----------     ------------
Reserves to mature, installment
  certificates
    Series 120                       $    21,003     $        --     $        --               8     $    50,000     $   172,042
    Series 220                                --              --              --              15          80,000         221,336
    Series 315                            12,787           7,931              --              22          90,200         141,599

Single payment certificates
    Series 503                         5,315,278       2,930,926       1,484,092           1,691      21,087,286      18,926,313

Paid-up bonds                                 --         263,366         526,489             397       2,099,101       1,271,625

Optional settlement certificates
  Paid-up certificate                         --             584              --               3             575             483
  Annuities                              365,465             540              --              17         193,230         193,230

  Due to unlocated certificate
    holders                                   --             392           2,799              26           2,799              --
                                     -----------     -----------     -----------     -----------     -----------     -----------

  Total                              $ 5,714,533     $ 3,203,739     $ 2,013,380           2,179     $23,603,191     $20,926,628
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

                                  CERTIFICATION

I, Eric M. Westbury, certify that:

1. I have reviewed this amended annual report on Form 10-K of the registrant, SBM Certificate Company;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;


Date:  October 29, 2002
                                              /s/Eric M. Westbury
                                              ----------------------------
                                                 Eric M. Westbury
                                                 President
                                                 (Principal Executive Officer)

                                  CERTIFICATION

I, Trey Stafford, certify that:

1. I have reviewed this amended annual report on Form 10-K of the registrant, SBM Certificate Company;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;


Date:  October 29, 2002
                                              /s/Trey Stafford
                                              ----------------------------
                                                 Trey Stafford
                                                 Chief Financial and Accounting
                                                    Officer
                                                 (Principal Financial Officer)