Form 10-K/A
period 2001-12-31
SBM CERTIFICATE CO
filed 2002-10-29
CIK 870398

..
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                FORM 10-K/A NO. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2001

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2001

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

The undersigned registrant hereby includes the following portions of its Annual Report on Form 10-K for the year ended December 31, 2001, as set forth in the pages attached hereto:

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


                                                By: /s/ Trey Stafford
                                                    ----------------------------
                                                    Chief Financial and
                                                    Accounting Officer

                             SBM Certificate Company
                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

Reference is made to Exhibit 99.1 (Current Report on Form 8-K dated October 3,
2002) to this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2001, of SBM Certificate Company (the "Company"). Because of the transactions described in Exhibit 99.1, the Company has restated its financial statements for the years ended December 31, 2001, and December 31, 2000, and has revised and added certain narrative disclosures, as indicated in this Amendment.

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

                                                                          YEAR ENDED DECEMBER 31
                                                      ----------------------------------------------------------------
                                                        2001          2000          1999          1998           1997
                                                      --------      --------      --------      --------      --------
                                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Total investment income                               $  1,615      $  1,618      $  2,292      $  2,827      $  3,922
Interest credited on certificate reserves               (1,173)       (1,523)       (1,615)       (2,063)       (2,795)
Net investment spread                                      442            95           677           763         1,138
Total investment and other expenses                     (2,443)         (870)         (376)         (576)         (755)
Federal income tax (expense) benefit                        --           621           102           (54)         (124)
Net investment income (loss)                            (2,001)         (154)          409           134           259
Net other operating loss                                   (38)           --            --            --            --
Federal income tax (expense) benefit                       288            --            --            --            --
Net investment and other operating income (losses)      (1,751)         (154)          409           134           259
Net realized investment gains (losses)                      69          (429)         (373)         (103)         (164)
Net income (loss)                                       (1,682)         (583)           36            31            95
Earnings (loss) per share*                               (6.73)        (2.33)         0.14          0.12          0.38

BALANCE SHEET DATA (END OF PERIOD)
Total assets                                          $ 23,881      $ 21,967      $ 34,285      $ 39,354      $ 60,270
Total liabilities                                       24,152        21,527        30,117        34,068        45,127
Shareholder's equity                                      (271)          440         4,168         5,028         4,982

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

Financial Condition, Changes in Financial Condition and Results Of Operations

2001 compared with 2000

      During 2001, total assets increased $1,913,572 from $22.0 million in 2000 to $23.9 million in 2001, while certificate liability increased $2,894,422 from $20.9 million in 2000 to $23.8 million in 2001. The increase in total assets and certificate liability is primarily due to certificate sales exceeding certificate maturities, redemptions and early surrenders.

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

      The Company had a net loss of $1,681,812 and $582,879 for the years ended December 31, 2001 and 2000, respectively. The increase in net loss for 2001 stemmed mainly from the net investment loss before income tax of $2,000,732 for the period ended December 31, 2001 as compared to net investment loss before income tax of $775,352 for the period ended December 31, 2000. The increase in net investment loss before income tax for 2001 was due mainly to an increase in investment and other expenses.

      Investment income (excluding realized investment gains and losses) in 2001 was $1,615,128 compared to investment income of $1,617,929 for 2000. Investment income plus realized investment gains less realized investment losses represents annualized investment yields of 7.90% and 4.30% on average cash and investments of $21.3 million and $27.6 million for 2001 and 2000, respectively. The decrease in investment income is attributable to a decrease in cash and investments being held by the Company.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $442,576 for 2001 compared to $94,760 in 2000. On an annualized yield basis, these amounts reflect net investment spread for 2001 and 2000 of 1.98% and .37%, respectively.

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

      Investment and other expenses were $2,443,308 and $870,112 for 2001 and 2000, respectively. The increase in investment and other expenses was the result of an increase in the management fee paid to the Company's parent, State Bond, and other expenses. The increase in the management fee was due to a majority of the payment to State Bond in 2001 being made in the form of a management fee, whereas, in 2000 the payment to State Bond was in the form of both a management fee and dividends. Total dividends paid to cover management services and management fee expense combined for 2001 and 2000 was $1,658,773 and $1,486,344, respectively. Investment and other expenses were further increased by the reserve for losses on the shareholder receivable of $469,982 and $342,236 for 2001 and 2000, respectively. See Note L and Note O of the Notes to the Consolidating Financial Statements. The increase in other expenses from $178,365 in 2000 to $704,864 in 2001 was mainly due to a new policy implemented after the Acquisition as to the payment of certain direct expenses by the Company. Prior to Acquisition, certain expenses that are currently paid by the Company were paid by ARM.

      Net other operating loss before income tax of $38,041 for the year ended December 31, 2001, consists of the mortgage broker operations of ACFC, which became a subsidiary of the Company in December 2000. Other operating income of $897,267 is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating and brokering loans. Other operating expenses of $935,308 consist of salaries and commissions paid in relation to originating and brokering loans and other costs in operating the mortgage company.

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

      Net investment loss (excluding net realized investment gains and losses) in 2000 was $154,297 compared to net investment income of $408,673 for 1999. The net investment loss in 2000 of $154,297 is comprised of net investment losses before income taxes of $775,352 and a deferred income tax benefit of $621,055. The net investment income in 1999 of $408,673 consists of net investment income before income taxes of $306,660 and an income tax benefit of $102,013. The decrease in net investment income before income taxes was a result of materially diminished certificate sales and a decrease in investments held as a result of redemptions of certain investments. Certificate sales generate the funds needed to purchase various investments that can generate excess investment income over expenses, as well as to serve as qualified investments. In addition, a reserve for losses on a shareholder receivable was recognized for 2000 in the amount of $342,236. This reserve relates to a discovery by members of management of the Company in 2002 of several transactions that raised concerns that John J. Lawbaugh, the Company's Chairman of the Board and Chief Executive Officer, failed to comply with provisions of the Investment Company Act of 1940 (the "1940 Act") prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the Securities Act of 1933 (the "1933 Act") and the Securities Exchange Act of 1934 (the "1934 Act"), and diverted cash assets of the Company to himself directly or indirectly in 2000 in the amount of $342,236. As a result, on August 16, 2002, the Company's Board of Directors removed Mr. Lawbaugh from his position as the Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions (See Note L to the Consolidating Financial Statements for the year ended December 31, 2000). Since the collectibility of this shareholder receivable is doubtful, a reserve allowance has been recorded in the full amount due from shareholder of $342,236. Upon collection of any amount of this shareholder receivable, income will be recognized in the period in which the cash is collected.

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

      Asset Portfolio Review

      The Company invests its assets in accordance with the provisions of the 1940 Act, which permits the investment of reserves only in cash or "qualified investments." Qualified investments are investments of a kind which life insurance companies may hold under the Insurance Code of the District of Columbia, and other such assets as the SEC may permit under the 1940 Act. The Company's investment policy is to invest reserves in a variety of investments that diversify risk, provide a reasonable return on investment and allow for liquidity consistent with the cash requirements of the Company. The Company's four principal investment types as of December 31, 2001 are fixed maturity securities, mortgage notes, property held for sale, and real estate tax lien certificates. The Company monitors its short-term liquidity needs to ensure that cash flow from investments allows for the payment of all of its obligations due, including expected cash outflow to certificate holders, with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. In addition, the investment strategy also is designed to provide protection of the investment portfolio from adverse changes in interest rates.

      The Company's investments in fixed maturity securities totaled $6,774,313 at December 31, 2001, 30.47% of the investment portfolio (41.60% at December 31,
2000). Fixed maturity investments were 100% investment grade at December 31, 2001. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). As of December 31, 2001, the Company held no fixed maturity securities that had defaulted on principal or interest payments. Fixed maturities include mortgage-backed securities ("MBSs"), collateralized mortgage obligations ("CMOs") and asset-backed securities, which include pass-through securities. MBSs and CMOs are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

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

      The Company's investments in residential and commercial real estate mortgage notes receivable and property held for sale totaled $6,587,523 at December 31, 2001, 29.63% of the investment portfolio. These real estate mortgage notes consist of $5,436,118 of mortgage notes held for sale and $731,482 of mortgage notes held for investment. The notes accrue interest at rates ranging from 8.0% to 14.5% per annum and are secured by the underlying real property. The Company's intention is to sell the mortgage notes held for sale to a buyer under certain favorable market conditions and to hold the mortgage notes held for investment as a long-term investment. Property held for sale of $419,923 is the cost basis of a property in which the Company has a beneficial interest. The property is currently under a contract for sale, which will close in December 2002. See Note L and Note O of the Notes to Consolidating Financial Statements.

      The Company's other significant investments are real estate tax lien certificates. These certificates are comprised of delinquent real estate tax bills purchased from municipalities. They accrue interest at the rate of 20% per annum on the outstanding taxes and are secured by a first lien on the property on which the tax is owed. In all cases, the certificates are significantly over-collateralized by the underlying property. As of December 31, 2001, the real estate tax lien certificates had a balance of $2,628,528, 11.82% of the investment portfolio.

      Liquidity and Financial Resources

      As of December 31, 2001, the Company had $711,879 of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with the 1940 Act.

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

PART III

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

      See Note L of Notes to Consolidating Financial Statements with respect to the contribution of a mortgage note and property as additional paid-in capital made by State Bond to the Company on September 30, 2001.

      Recently, the Company confirmed facts that came to its attention regarding several transactions involving John J. Lawbaugh, the Company's former Chairman of the Board and Chief Executive Officer. These transactions failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the 1933 Act and the 1934 Act, and diverted cash assets of the Company to himself, directly or indirectly, in the amount of approximately $810,000. See Exhibit 99.1 to this Form 10-K/A No. 1.

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

                  3. EXHIBITS


NUMBER                                DESCRIPTION

(2) Stock Purchase Agreement dated March 28, 2000 by and among 1st Atlantic Guaranty Corporation, SBM Certificate Company, and ARM Financial Group (Exhibits omitted), incorporated by reference to Exhibit(2) to form 8-K dated March 28, 2000 of 1st Atlantic Guaranty Corporation(File No. 333-41361).

(3)(a) Articles of Incorporation of the Company, incorporated by reference to Exhibit(3)(a) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000.

(3)(a)(i) Certificate of Correction of Articles of Incorporation of the Company incorporated by reference to Exhibit(3)(a) of Post-effective Amendment No. 13 to Registration Statement No. 33-38066 filed on January 2, 2001.

(3)(b) By-Laws of the Company incorporated by reference to Exhibit(3)(b) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000.

(4)(a) Form of Application, incorporated by reference to Exhibit(4)(a) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000

(4)(b) Form of Account Statement, incorporated by reference to Exhibit(4)(a) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000.

(10)(a) Amended and Restated Administrative Services Agreement dated as of the 1st day of July, 2001, by and between the Company and State Bond & Mortgage Company, L.L.C.

(10)(b) Custody Agreement, as amended and supplemented, between the Company(as successor to SBM Certificate Company (Minnesota)) and First Trust National Association(now U.S. Bank Trust N.A.) dated December 20, 1990, incorporated by reference to Exhibit 10(b) to Form S-1 Registration Statement No. 33-38066 filed on January 2, 1991.

(21)          Subsidiary

(24)          Powers of Attorney

(99.1) Form 8-K Current Report of the Company, incorporated by reference to Form 8-K dated October 3, 2002(File No. 811-06268).

(99.2)        Written Statement of the Chief Executive Officer.

(99.3)        Written Statement of the Chief Financial Officer.

----------
(b)   REPORTS ON FORM 8-K

      No Current Report on Form 8-K was filed by the Company covering an event during 2001. No amendments to previously filed Form 8-K were filed during 2001.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                             PAGE
INDEPENDENT AUDITORS' REPORT                                                                 F-02
REPORT OF INDEPENDENT AUDITORS                                                               F-03
FINANCIAL STATEMENTS
         CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000                       F-04
         CONSOLIDATING STATEMENTS OF OPERATIONS AND
             COMPREHENSIVE INCOME (LOSS) FOR YEAR ENDED DECEMBER 31, 2001 AND 2000           F-06
         STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEAR
            ENDED DECEMBER 31, 1999                                                          F-08
         CONSOLIDATING STATEMENTS OF SHAREHOLDER'S EQUITY FOR YEAR ENDED
            DECEMBER 31, 2001 AND 2000                                                       F-09
         STATEMENT OF SHAREHOLDER'S EQUITY FOR YEAR ENDED DECEMBER 31, 1999                  F-10
         CONSOLIDATING STATEMENTS OF CASH FLOWS FOR YEARS ENDED DECEMBER 31, 2001
            AND 2000                                                                         F-11
         STATEMENT OF CASH FLOWS FOR YEAR ENDED DECEMBER 31, 1999                            F-14
         NOTES TO CONSOLIDATING FINANCIAL STATEMENTS FOR YEAR ENDED DECEMBER 31, 2001        F-15

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

                          INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors
SBM Certificate Company

      We have audited the accompanying consolidating balance sheets of SBM Certificate Company and Subsidiary as of December 31, 2001 and 2000, and the related consolidating statements of operations and comprehensive income (loss), shareholder's equity, and cash flows for the years then ended. These consolidating financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidating financial statements based on our audits. The financial statements of SBM Certificate Company (formerly SBM Certificate Company, a Minnesota Corporation) as of December 31, 1999, were audited by other auditors whose report, dated March 31, 2000, except for the last paragraph of note A, as to which the date is July 19, 2000, expressed an unqualified opinion.

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

      As discussed in Note O to the financial statements, certain transactions resulting in an overstatement of qualified assets and additional paid in capital were discovered by management of the Company subsequent to the issuance of the 2001 financial statements. Accordingly, the 2001 financial statements have been restated to give effect to these trasactions.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 28, 2002, except for notes B, F, H, J, L, M,
   and O and to the supplemental schedules on pages S-04 and S-05 as to which the date is October 4, 2002

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


                                            /s/ Ernst & Young LLP

Louisville, Kentucky
March 31, 2000
Except for the second paragraph of Note A, as to which the date is July 19, 2000

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2001

                                                             SBM Certificate  Atlantic Capital    Eliminating
                                                                 Company        Funding Corp.       Entries           Totals
                                                             ---------------  ----------------    -----------      ------------
Qualified assets
  Cash and investments
    Fixed maturities, available-for-sale, at fair value
          (amortized cost: $6,440,016)                         $  6,774,313      $        --      $        --      $  6,774,313
    Mortgage notes held for sale                                  4,965,696          470,422               --         5,436,118
    Mortgage notes held for investment                              378,750          352,732               --           731,482
    Real estate tax lien certificates                             2,628,528               --               --         2,628,528
    Property held for sale                                          419,923               --               --           419,923
    Escrows                                                         608,037               --               --           608,037
    Certificate loans                                                98,137               --               --            98,137
    Cash and cash equivalents                                     4,676,654          861,440               --         5,538,094
                                                               ------------      -----------      -----------      ------------

        Total cash and investments                               20,550,038        1,684,594               --        22,234,632
                                                               ------------      -----------      -----------      ------------

  Receivables
    Dividends and interest                                          369,046            3,848               --           372,894
                                                               ------------      -----------      -----------      ------------

        Total receivables                                           369,046            3,848               --           372,894
                                                               ------------      -----------      -----------      ------------

        Total qualified assets                                   20,919,084        1,688,442               --        22,607,526

Other assets
  Related party receivable                                           80,608           16,744          (49,565)           47,787
  Fixed assets, net of accumulated depreciation of $20,657          185,788           18,818               --           204,606
  Investment in subsidiary                                        1,619,007               --       (1,619,007)               --
  Goodwill, net of accumulated amortization of $61,686              591,463               --               --           591,463
  Deferred acquisition costs                                        420,093               --               --           420,093
  Due from shareholder                                              812,218               --               --           812,218
  Allowance - due from shareholder                                 (812,218)              --               --          (812,218)
  Other assets                                                        5,815            3,404               --             9,219
                                                               ------------      -----------      -----------      ------------

        Total assets                                           $ 23,821,858      $ 1,727,408      $(1,668,572)     $ 23,880,694
                                                               ============      ===========      ===========      ============


Liabilities

  Statutory certificate liability                              $ 21,311,350      $        --      $        --      $ 21,311,350
  Additional certificate liability                                2,509,700               --               --         2,509,700
  Accounts payable and other liabilities                            270,881           36,582               --           307,463
  Related party payable                                                 957           71,819          (49,565)           23,211
                                                               ------------      -----------      -----------      ------------

        Total liabilities                                        24,092,888          108,401          (49,565)       24,151,724
                                                               ------------      -----------      -----------      ------------

Shareholder's equity
  Common stock, $1 par value; 10,000,000 shares
    authorized; 250,000 shares issued and outstanding               250,000               --               --           250,000
  Common stock, $2 par value; 10,000 shares
    authorized; 10,000 shares issued and outstanding                     --           20,000          (20,000)               --
  Additional paid-in capital                                      3,222,591        1,621,481       (1,621,481)        3,222,591
  Accumulated comprehensive income, net of taxes                    217,448               --               --           217,448
  Retained earnings (deficit)                                    (3,961,069)         (22,474)          22,474        (3,961,069)
                                                               ------------      -----------      -----------      ------------

        Total shareholder's equity                                 (271,030)       1,619,007       (1,619,007)         (271,030)
                                                               ------------      -----------      -----------      ------------

        Total liabilities and shareholder's equity             $ 23,821,858      $ 1,727,408      $(1,668,572)     $ 23,880,694
                                                               ============      ===========      ===========      ============

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2000

                                                                       SBM          Atlantic
                                                                   Certificate       Capital         Eliminating
                                                                     Company       Funding Corp.       Entries           Totals
                                                                  ------------     -------------     -----------      ------------
Qualified assets
    Cash and investments
       Investments in securities of unaffiliated issuers
          Fixed maturities, available-for-sale, at fair value
             (amortized cost: $12,654,435)                        $ 13,001,000      $        --      $        --      $ 13,001,000
          Equity securities, at fair value (cost: $200,663)            200,663               --               --           200,663
       Mortgage notes held for sale                                  2,786,369          273,883               --         3,060,252
       Mortgage notes held for investment                              363,130          352,732               --           715,862
       Certificate loans                                               110,069               --               --           110,069
       Cash and cash equivalents                                     2,715,502        1,000,891               --         3,716,393
                                                                  ------------      -----------      -----------      ------------

          Total cash and investments                                19,176,733        1,627,506               --        20,804,239
                                                                  ------------      -----------      -----------      ------------

    Receivables
       Dividends and interest                                           99,421               --               --            99,421
       Escrow receivable                                               266,482               --               --           266,482
                                                                  ------------      -----------      -----------      ------------

          Total receivables                                            365,903               --               --           365,903
                                                                  ------------      -----------      -----------      ------------

          Total qualified assets                                    19,542,636        1,627,506               --        21,170,142

Other assets
    Related party receivable                                                --            1,000           (1,000)               --
    Fixed assets                                                        68,003               69               --            68,072
    Investment in subsidiary                                         1,572,958               --       (1,572,958)               --
    Goodwill, net of accumulated amortization of $18,143               635,006               --               --           635,006
    Deferred acquisition costs                                          80,436               --               --            80,436
    Due from shareholder                                               342,236               --               --           342,236
    Allowance - due from shareholder                                  (342,236)              --               --          (342,236)
    Other assets                                                        13,466               --               --            13,466
                                                                  ------------      -----------      -----------      ------------


          Total assets                                            $ 21,912,505      $ 1,628,575      $(1,573,958)     $ 21,967,122
                                                                  ============      ===========      ===========      ============


Liabilities

    Certificate liability                                         $ 20,926,628      $        --      $        --      $ 20,926,628
    Accounts payable and other liabilities                             239,743            2,197               --           241,940
    Related party payable                                                1,000           53,420           (1,000)           53,420
    Deferred tax liability                                             305,209               --               --           305,209
                                                                  ------------      -----------      -----------      ------------

          Total liabilities                                         21,472,580           55,617           (1,000)       21,527,197
                                                                  ------------      -----------      -----------      ------------

Shareholder's equity
    Common stock, $1 par value; 10,000,000 shares
       authorized; 250,000 shares issued and outstanding               250,000               --               --           250,000
    Common stock, $2 par value; 10,000 shares
       authorized; 10,000 shares issued and outstanding                     --           20,000          (20,000)               --
    Additional paid-in capital                                       1,676,457        1,553,957       (1,553,957)        1,676,457
    Accumulated comprehensive income, net of taxes                     212,791               --               --           212,791
    Retained earnings (deficit)                                     (1,699,323)            (999)             999        (1,699,323)
                                                                  ------------      -----------      -----------      ------------

          Total shareholder's equity                                   439,925        1,572,958       (1,572,958)          439,925
                                                                  ------------      -----------      -----------      ------------

          Total liabilities and shareholder's equity              $ 21,912,505      $ 1,628,575      $(1,573,958)     $ 21,967,122
                                                                  ============      ===========      ===========      ============

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                          Year ended December 31, 2001

                                                                SBM Certificate   Atlantic Capital   Eliminating
                                                                    Company         Funding Corp.       Entries         Totals
                                                                ---------------   ----------------   -----------      -----------
Investment income
    Interest and dividend income                                   $   910,395       $  39,653         $    --       $   950,048
    Other investment income                                             10,060              --              --            10,060
    Loss from investment in subsidiary                                 (21,475)             --          21,475                --
    Mortgage interest income                                           647,200           7,820              --           655,020
                                                                   -----------       ---------         -------       -----------

            Total investment income                                  1,546,180          47,473          21,475         1,615,128
                                                                   -----------       ---------         -------       -----------

Investment and other expenses
    Administrative services fee                                      1,078,839              --              --         1,078,839
    Deferred acquisition cost amortization and
        renewal commissions                                            125,422              --              --           125,422
    Amortization of goodwill                                            43,543              --              --            43,543
    Depreciation expense                                                20,117             541              --            20,658
    Reserve for losses - shareholder receivable                        469,982              --              --           469,982
    Other expenses                                                     704,864              --              --           704,864
                                                                   -----------       ---------         -------       -----------

            Total investment and other expenses                      2,442,767             541              --         2,443,308
                                                                   -----------       ---------         -------       -----------

Interest credited on certificate liability                           1,172,552              --              --         1,172,552
                                                                   -----------       ---------         -------       -----------

            Net investment loss before income taxes                 (2,069,139)         46,932          21,475        (2,000,732)
                                                                   -----------       ---------         -------       -----------

Other operating income
    Origination fee income                                              30,366         421,449              --           451,815
    Gain on sale to investor                                                --         378,034              --           378,034
    Other loan fee income                                                   --          67,418              --            67,418
                                                                   -----------       ---------         -------       -----------

            Total other operating income                                30,366         866,901              --           897,267
                                                                   -----------       ---------         -------       -----------

Other operating expenses
    Salaries and commissions                                                --         651,311              --           651,311
    Other expenses                                                          --         283,997              --           283,997
                                                                   -----------       ---------         -------       -----------

            Total other operating expenses                                  --         935,308              --           935,308
                                                                   -----------       ---------         -------       -----------

            Net other operating loss before income taxes                30,366         (68,407)             --           (38,041)
                                                                   -----------       ---------         -------       -----------

Net investment and other operating loss before income taxes         (2,038,773)        (21,475)         21,475        (2,038,773)
Deferred income tax benefit                                            288,264              --              --           288,264
                                                                   -----------       ---------         -------       -----------

            Net investment and other operating income (loss)        (1,750,509)        (21,475)         21,475        (1,750,509)
                                                                   -----------       ---------         -------       -----------

Realized investment gains                                               68,697              --              --            68,697
Income tax expense on realized investment gains                             --              --              --                --
                                                                   -----------       ---------         -------       -----------

            Net realized investment gains                               68,697              --              --            68,697
                                                                   -----------       ---------         -------       -----------

            Net loss                                                (1,681,812)        (21,475)         21,475        (1,681,812)

Other comprehensive income (loss):
    Unrealized gains on available-for-sale
    securities, net of taxes

        Net unrealized gain                                              4,657              --              --             4,657
                                                                   -----------       ---------         -------       -----------

Net comprehensive loss                                             $(1,677,155)      $ (21,475)        $21,475       $(1,677,155)
                                                                   ===========       =========         =======       ===========

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                          Year ended December 31, 2000

                                                     SBM Certificate    Atlantic Capital     Eliminating
                                                         Company          Funding Corp.         Entries           Totals
                                                     ---------------    ----------------     -----------       -----------
Investment income
    Interest and dividend income from securities       $ 1,474,281          $      --          $      --       $ 1,474,281
    Other investment income                                106,673                 --                 --           106,673
    Loss from investment in subsidiary                        (999)                --                999                --
    Mortgage interest income                                36,975                 --                 --            36,975
                                                       -----------          ---------          ---------       -----------

        Total investment income                          1,616,930                 --                999         1,617,929
                                                       -----------          ---------          ---------       -----------

Investment and other expenses
    Management and investment advisory fees                180,923                 --                 --           180,923
    Deferred acquisition cost amortization and
      renewal commissions                                  150,445                 --                 --           150,445
    Amortization of goodwill                                18,143                 --                 --            18,143
    Reserve for losses - shareholder receivable            342,236                 --                 --           342,236
    Other expenses                                         177,366                999                 --           178,365
                                                       -----------          ---------          ---------       -----------

        Total investment and other expenses                869,113                999                 --           870,112
                                                       -----------          ---------          ---------       -----------

Interest credited on certificate liability               1,523,169                 --                 --         1,523,169
                                                       -----------          ---------          ---------       -----------

        Net investment loss before income taxes           (775,352)              (999)               999          (775,352)

Deferred income tax benefit                                621,055                 --                 --           621,055
                                                       -----------          ---------          ---------       -----------

        Net investment income (loss)                      (154,297)              (999)               999          (154,297)
                                                       -----------          ---------          ---------       -----------

Realized investment losses                                (428,582)                --                 --          (428,582)
Income tax expense on realized investment losses                --                 --                 --                --
                                                       -----------          ---------          ---------       -----------

        Net realized investment losses                    (428,582)                --                 --          (428,582)
                                                       -----------          ---------          ---------       -----------

        Net loss                                          (582,879)              (999)               999          (582,879)

Other comprehensive income (loss):
    Unrealized gains on available-for-sale
    securities, net of taxes

        Net unrealized gain                                502,906                 --                 --           502,906
                                                       -----------          ---------          ---------       -----------

Total comprehensive income (loss)                      $   (79,973)         $    (999)         $     999       $   (79,973)
                                                       ===========          =========          =========       ===========

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
                                                                    ===========

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                CONSOLIDATING STATEMENTS OF SHAREHOLDER'S EQUITY

                     Years ended December 31, 2001 and 2000

                                                                                SBM CERTIFICATE COMPANY*
                                                -----------------------------------------------------------------------------------
                                                                                           Accumulated
                                                  Common                    Additional      Other Com-     Retained        Total
                                                  Stock                       Paid-in       prehensive     Earnings    Shareholder's
                                                  Shares        Amount        Capital      Income (Loss)   (Deficit)       Equity
                                                ----------   -----------    -----------    -------------  -----------  -------------
Balance at December 31, 1999                       250,000   $   250,000    $ 3,050,000      $(825,522)   $ 1,693,735   $ 4,168,213

Net loss - SBM-MN                                       --            --             --             --       (429,447)     (429,447)

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax          --            --             --        290,115             --       290,115

Dividends paid                                                                                             (3,708,384)   (3,708,384)

Sale of SBM-MN as a reverse merger
  transaction (July 19, 2000)                           --      (250,000)    (3,050,000)       535,407      2,444,096      (320,497)
                                                ----------   -----------    -----------      ---------    -----------   -----------

Balance at July 19, 2000                                --            --             --             --             --            --

Issuance of common stock                           250,000       250,000             --             --             --       250,000

Additional paid-in capital                              --            --      1,102,500             --             --     1,102,500

Additional paid in capital - noncash                    --            --        573,957             --             --       573,957

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax          --            --             --        212,791             --       212,791

Retained earnings (deficit):
  Dividends paid, net                                   --            --             --             --     (2,805,421)   (2,805,421)

  Certificate liability release, net of tax             --            --             --             --      1,259,530     1,259,530

  Net loss since Acquisition                            --            --             --             --       (153,432)     (153,432)
                                                ----------   -----------    -----------      ---------    -----------   -----------

Balance at December 31, 2000                       250,000       250,000      1,676,457        212,791     (1,699,323)      439,925

Additional paid-in capital                              --            --      1,546,134             --             --     1,546,134

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax          --            --             --          4,657             --         4,657

Retained earnings (deficit):
  Dividends paid, net                                   --            --             --             --       (579,934)     (579,934)

  Net loss                                              --            --             --             --     (1,681,812)   (1,681,812)
                                                ----------   -----------    -----------      ---------    -----------   -----------

Balance at December 31, 2001                       250,000   $   250,000    $ 3,222,591      $ 217,448    $(3,961,069)  $  (271,030)
                                                ==========   ===========    ===========      =========    ===========   ===========

                                                                          ATLANTIC CAPITAL FUNDING CORPORATION
                                                ------------------------------------------------------------------------------------
                                                                                                                           Total
                                                Common            Additional   Retained       Total                   Consolidating
                                                Stock               Paid-in    Earnings   Shareholder's  Eliminating   Shareholder's
                                                Shares   Amount     Capital    (Deficit)     Equity        Entries        Equity
                                                ------   -------  ----------   ---------  -------------  -----------  --------------
Balance at December 31, 1999                        --   $    --  $       --   $     --    $        --   $        --    $ 4,168,213

Net loss - SBM-MN                                   --        --          --         --             --            --       (429,447)

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax      --        --          --         --             --            --        290,115

Dividends paid                                                                                                           (3,708,384)

Sale of SBM-MN as a reverse merger
  transaction (July 19, 2000)                       --        --          --         --             --            --       (320,497)
                                                ------   -------  ----------   --------    -----------   -----------    -----------

Balance at July 19, 2000                            --        --          --         --             --            --             --

Issuance of common stock                            --        --          --         --             --            --        250,000

Additional paid-in capital                          --        --   1,000,000         --      1,000,000    (1,000,000)     1,102,500

Additional paid in capital - noncash            10,000    20,000     553,957         --        573,957      (573,957)       573,957

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax      --        --          --         --             --            --        212,791

Retained earnings (deficit):
  Dividends paid, net                               --        --          --         --             --            --     (2,805,421)

  Certificate liability release, net of tax         --        --          --         --             --            --      1,259,530

  Net loss since Acquisition                        --        --          --       (999)          (999)          999       (153,432)
                                                ------   -------  ----------   --------    -----------   -----------    -----------

Balance at December 31, 2000                    10,000    20,000   1,553,957       (999)     1,572,958    (1,572,958)       439,925

Additional paid-in capital                          --        --      67,524         --         67,524       (67,524)     1,546,134

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax      --        --          --         --             --            --          4,657

Retained earnings (deficit):
  Dividends paid, net                               --        --          --         --             --            --       (579,934)

  Net loss                                          --        --          --    (21,475)       (21,475)       21,475     (1,681,812)
                                                ------   -------  ----------   --------    -----------   -----------    -----------

Balance at December 31, 2001                    10,000   $20,000  $1,621,481   $(22,474)   $ 1,619,007   $(1,619,007)   $  (271,030)
                                                ======   =======  ==========   ========    ===========   ===========    ===========

            * On July 19, 2000 SBM Certificate Company of Maryland purchased SBM Certificate of Minnesota (see note A)

   See accompanying summary of accounting policies and notes to consolidating financial statements

                             SBM Certificate Company

                        STATEMENT OF SHAREHOLDER'S EQUITY

                          Year ended December 31, 1999

                                                                      Accumulated
                                                       Additional         Other                            Total
                                         Common         Paid-in       Comprehensive       Retained     Shareholder's
                                          Stock         Capital       Income (loss)       Earnings         Equity
                                        ---------      ----------     -------------      ----------    -------------
Balance, December 31, 1998              $ 250,000      $3,050,000       $  70,448        $1,657,592     $ 5,028,040

  Net income                                   --              --              --            36,143          36,143

  Change in net unrealized
    gains (losses) on available-
    for-sale securities, net of tax            --              --        (895,970)               --        (895,970)
                                        ---------      ----------       ---------        ----------     -----------

  Comprehensive loss                                                                                       (859,827)
                                                                                                        -----------

Balance, December 31, 1999              $ 250,000      $3,050,000       $(825,522)       $1,693,735     $ 4,168,213
                                        =========      ==========       =========        ==========     ===========

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2001

                                                                 SBM Certificate    Atlantic Capital    Eliminating
                                                                     Company          Funding Corp.       Entries         Totals
                                                                 ---------------    ----------------    -----------     -----------
Cash flows from operating activities
   Net loss                                                        $(1,681,812)       $   (21,475)       $  21,475      $(1,681,812)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
      Loss from investment in subsidiary                                21,475                 --          (21,475)              --
      Provision for certificate liability                            1,172,552                 --               --        1,172,552
      Reserve for losses - shareholder receivable                      469,982                 --                           469,982
      Realized investment gains                                       (117,674)                --               --         (117,674)
      Deferred income tax benefit                                     (239,287)                --               --         (239,287)
      Deferral of acquisition costs                                   (465,079)                --               --         (465,079)
      Amortization of deferred acquisition costs
         and renewal commissions                                       125,422                 --               --          125,422
      Other amortization and depreciation                               63,660                541               --           64,201
      Increase in dividends and interest receivable                   (269,625)            (3,848)              --         (273,473)
      Changes in other assets and liabilities                         (246,517)            33,636               --         (212,881)
                                                                   -----------        -----------        ---------      -----------

           Net cash provided by (used in) operating activities      (1,166,903)             8,854               --       (1,158,049)
                                                                   -----------        -----------        ---------      -----------

Cash flows from investing activities
   Fixed maturity investments:
      Sales and redemptions                                          6,532,248                 --               --        6,532,248
   Purchase of mortgage notes held for sale                         (3,196,222)          (332,421)              --       (3,528,643)
   Investment in mortgage notes held for investment                    (15,000)                --               --          (15,000)
   Principal payments received on mortgage notes receivable          1,775,650            135,882               --        1,911,532
   Real estate tax lien certificates:
      Purchases                                                     (4,145,261)                --               --       (4,145,261)
      Repayments of tax lien certificates                            1,228,198                 --               --        1,228,198
   Investment in subsidiary                                            (67,524)                --           67,524               --
   Purchase of fixed assets                                           (137,902)           (19,290)              --         (157,192)
   Repayment of certificate loans, net                                  11,932                 --               --           11,932
                                                                   -----------        -----------        ---------      -----------

           Net cash provided by (used in) investing activities       1,986,119           (215,829)          67,524        1,837,814
                                                                   -----------        -----------        ---------      -----------

Cash flows from financing activities
   Amounts paid to face-amount certificate holders                  (4,750,988)                --               --       (4,750,988)
   Amounts received from face-amount certificate holders             6,472,858                 --               --        6,472,858
   Capital contributed to company                                           --             67,524          (67,524)              --
   Net dividends paid                                                 (579,934)                --               --         (579,934)
                                                                   -----------        -----------        ---------      -----------

           Net cash provided by (used in) financing activities       1,141,936             67,524          (67,524)       1,141,936
                                                                   -----------        -----------        ---------      -----------

           NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                   1,961,152           (139,451)              --        1,821,701

Cash and cash equivalents, beginning                                 2,715,502          1,000,891               --        3,716,393
                                                                   -----------        -----------        ---------      -----------

Cash and cash equivalents, end                                     $ 4,676,654        $   861,440        $      --      $ 5,538,094
                                                                   ===========        ===========        =========      ===========

Supplemental disclosure of significant noncash investing
   and financing activities:
     Contribution of assets from State Bond                        $ 1,546,134        $        --        $      --      $ 1,546,134
                                                                   ===========        ===========        =========      ===========

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2000

                                                               SBM Certificate   Atlantic Capital    Eliminating
                                                                   Company         Funding Corp.       Entries            Totals
                                                               ---------------   ----------------    -----------       ------------
Cash flows from operating activities
  Net loss                                                      $   (582,879)      $      (999)      $       999       $   (582,879)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
    Loss from investment in subsidiary                                   999                --              (999)                --
    Provision for certificate liability                            1,523,169                --                --          1,523,169
    Reserve for losses-shareholder receivable                        342,236                --                --            342,236
    Realized investment losses                                       428,582                --                --            428,582
    Deferred income tax benefit                                     (621,055)               --                --           (621,055)
    Deferral of acquisition costs                                    (80,800)               --                --            (80,800)
    Amortization of deferred acquisition costs
      and renewal commissions                                        150,445                --                --            150,445
    Other amortization and depreciation                               18,947                --                --             18,947
    Decrease in dividends and interest receivable                     41,252                --                --             41,252
    Changes in other assets and liabilities                          375,769             1,890                --            377,659
                                                                ------------       -----------       -----------       ------------

      Net cash provided by (used in)
        operating activities                                       1,596,665               891                --          1,597,556
                                                                ------------       -----------       -----------       ------------

Cash flows from investing activities
  Fixed maturity investments:
    Purchases                                                       (263,808)               --                --           (263,808)
    Sales and redemptions                                          6,434,532                --                --          6,434,532
  Investment in mortgage notes held for investment                  (375,000)               --                --           (375,000)
  Investment in subsidiary                                        (1,000,000)               --         1,000,000                 --
  Purchase of mortgage notes held for sale                        (2,816,735)               --                --         (2,816,735)
  Cash paid for SBM                                               (1,350,000)               --                --         (1,350,000)
  Purchase of computer software                                      (68,003)               --                --            (68,003)
  Repayment of certificate loans, net                                 14,864                --                --             14,864
                                                                ------------       -----------       -----------       ------------

      Net cash provided by investing activities                      575,850                --         1,000,000          1,575,850
                                                                ------------       -----------       -----------       ------------

Cash flows from financing activities
  Amounts paid to face-amount certificate holders                 (8,718,868)               --                --         (8,718,868)
  Proceeds from issuance of common stock                             250,000                --                --            250,000
  Capital contributed to company                                   1,102,500         1,000,000        (1,000,000)         1,102,500
  Amounts received from face-amount
    certificate holders                                               15,681                --                --             15,681
  Net dividends paid                                              (6,513,805)               --                --         (6,513,805)
                                                                ------------       -----------       -----------       ------------

      Net cash provided by (used in)
        financing activities                                     (13,864,492)        1,000,000        (1,000,000)       (13,864,492)
                                                                ------------       -----------       -----------       ------------

      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                     (11,691,977)        1,000,891                --        (10,691,086)

Cash and cash equivalents, beginning                              14,407,479                --                --         14,407,479
                                                                ------------       -----------       -----------       ------------

Cash and cash equivalents, end                                  $  2,715,502       $ 1,000,891       $        --       $  3,716,393
                                                                ============       ===========       ===========       ============

                                   (continued)

                     SBM Certificate Company and Subsidiary

                          Year ended December 31, 2000

Supplemental disclosure of significant noncash investing and financing activities:
   Release of cerfificate liability, net of tax                                                  $  1,259,530
                                                                                                 ============

   Acquisition of SBM-MN:
      Assets acquired                                                                            $ 27,390,982
      Liabilities assumed                                                                         (26,557,263)
      Legal acquisiton costs                                                                         (136,868)
      Goodwill                                                                                        653,149
                                                                                                 ------------

            Total purchase price                                                                 $  1,350,000
                                                                                                 ============

      Contribution of 1st Atlantic ownership to SBM-MD                                           $     20,000
                                                                                                 ============

      Contribution of of mortgage notes from 1st Atlantic to ACFC                                $    553,957
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

      Property Held for Sale

      Property held for sale consists of 100% beneficial interest in land and buildings held for sale. The beneficial interest was contributed to 1st Atlantic in a previous year and subsequently contributed to the Company by 1st Atlantic in September 2001. The Property is owned by a partnership that is 100% owned and controlled by the shareholders of 1st Atlantic. The property is carried at the shareholders' costs basis at the date the beneficial interest in the property was contributed to 1st Atlantic. Expenditures are related to maintaining the value of the investment in the property held for sale.

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

NOTE C - FIXED MATURITY INVESTMENTS

      The amortized cost and estimated fair values of available-for-sale securities were as follows:

                                                                     Gross        Gross
                                                                  Unrealized    Unrealized
      December 31, 2001                               Cost           Gain          Loss        Fair Value
                                                  -----------     ----------    ----------     -----------
        Fixed maturities
          Mortgage-backed
            securities                            $ 2,390,095      $209,896      $ 43,772      $ 2,556,219
          Corporate securities                      3,656,575       317,534       161,888        3,812,221
          U.S. Treasury securities
            and obligations of U.S.
            government agencies                       265,110        16,420        10,747          270,783
          Obligations of state and
            political subdivisions                    128,236        10,764         3,910          135,090
                                                  -----------      --------      --------      -----------

              Total available-for-sale
                securities                        $ 6,440,016      $554,614      $220,317      $ 6,774,313
                                                  ===========      ========      ========      ===========

      December 31, 2000
        Fixed maturities
          Mortgage-backed
            securities                            $ 8,485,032      $236,944      $  1,849      $ 8,720,127
          Corporate securities                      3,632,239        97,246         7,297        3,722,188
          U.S. Treasury securities
            and obligations of U.S.
            government agencies                       410,123         9,065            --          419,188
          Obligations of state and
            political subdivisions                    127,041        12,456            --          139,497
                                                  -----------      --------      --------      -----------

        Total fixed maturities                     12,654,435       355,711         9,146       13,001,000
        Equity securities                             200,663            --            --          200,663
                                                  -----------      --------      --------      -----------

            Total available-for-sale
              securities                          $12,855,098      $355,711      $  9,146      $13,201,663
                                                  ===========      ========      ========      ===========

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

                                        December 31, 2001                December 31, 2000
                                   --------------------------      ----------------------------
                                                    Estimated                        Estimated
                                      Cost         fair value         Cost          fair value
                                   ----------      ----------      -----------      -----------
      FIXED MATURITIES
         Due in one year
           or less                 $       --      $       --      $        --      $        --
         Due after one year
           through five years         951,380       1,010,344          227,452          227,702
         Due after five years
           through ten years          937,420       1,028,602        1,786,485        1,868,662
         Due after ten years        2,161,121       2,179,148        2,155,466        2,184,509
         Mortgage-backed
           securities               2,390,095       2,556,219        8,485,032        8,720,127
                                   ----------      ----------      -----------      -----------

      Total fixed maturities       $6,440,016      $6,774,313      $12,654,435      $13,001,000
                                   ==========      ==========      ===========      ===========

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

                                                     Year Ended December 31,
                                            ------------------------------------------
                                              2001            2000            1999
                                            --------       ---------       -----------
      Net unrealized gain (loss)
         arising during period on
         available-for-sale securities      $ 50,079       $ 221,294       $(1,162,300)

      Reclassification adjustment
         for net realized (gains)
         losses included in net
         income                              (45,422)         (8,503)          266,330
                                            --------       ---------       -----------

      Change in net unrealized gains
         (losses) on available-for-
         sale securities                    $  4,657       $ 212,791       $  (895,970)
                                            ========       =========       ===========

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000, and 1999

NOTE E - FIXED ASSETS

      Fixed assets are as follows as of December 31, 2001 and 2000:

                                                      2001           2000
                                                    --------       -------

      Land and building                             $129,887       $    --
      Furniture and fixtures                          18,066            --
      Computer equipment                              77,311        68,072
                                                    --------       -------

          Total cost                                 225,264        68,072
          Less accumulated depreciation               20,658            --
                                                    --------       -------

                                                    $204,606       $68,072
                                                    ========       =======

NOTE F - MORTGAGE NOTES HELD FOR SALE

      At December 31, 2001 and 2000, the Company held residential and commercial mortgage notes receivable for sale of $5,436,118, net of capitalized origination fees of $214,012 and deferred direct loan costs of $9,834. The notes accrue interest at rates ranging from 9.25% to 14.5%, are secured by real property and have maturity dates through October 1, 2031. The Company's intention is to sell the notes to a buyer under certain favorable market conditions. As of December 31, 2001, there are no commitments from investors to purchase any of these mortgage notes.

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

NOTE H - REAL ESTATE TAX LIEN CERTIFICATES

      The Company held investments in real estate tax lien certificates at December 31, 2001 in the amount of $2,628,528. Interest is earned based on a fixed rate of 20% on the outstanding taxes owed. Interest income on these investments for the year ended December 31, 2001 was $159,354 and accrued interest at December 31, 2001 was $142,967. The Company recovers the cost of its investment plus accrued interest from pass through payments on the tax bills from the municipality, which receives payments directly from the tax payers. The Company may also recover the cost of its investment plus accrued interest by exercising its rights to foreclose on the underlying properties within a two year period from the date of the investment purchase.

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

      The total certificate liability at December 31 is summarized as follows:

                                                                                 Minimum        Additional
                                                  2001            2000           Interest        Interest
                                              -----------      -----------     ------------   ------------
      Fully-paid certificates:

      Single-payment series 503               $22,011,880      $18,926,313         2.50       2.10 to 4.60
      Installment                               1,226,036        1,271,625     2.50 to 3.50   1.50 to 2.75
      Optional settlement                         161,607          193,713     2.50 to 3.50   2.00 to 2.75
      Due to unallocated
        certificate holders                            --               --         None
                                              -----------      -----------

                                               23,399,523       20,391,651
                                              -----------      -----------

      Installment certificates:
        Reserves to mature, by series
          120 and 220                             336,000          274,385         3.25       1.75 to 2.00
          315                                      85,527          115,703         3.50       1.50 to 1.75
        Advance payments                               --          144,889
                                              -----------      -----------

                                                  421,527          534,977
                                              -----------      -----------

      Total certificate liability             $23,821,050      $20,926,628
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

                                          December 31, 2001                 December 31, 2000
                                    ----------------------------      ----------------------------
                                      Carrying        Estimated        Carrying         Estimated
                                       Value          Fair Value         Value          Fair Value
                                    -----------      -----------      -----------      -----------
      Assets
        Fixed maturities            $ 6,440,016      $ 6,774,313      $13,001,000      $13,001,000
        Equity securities                    --               --          200,663          200,663
        Mortgage notes held
          for sale                    5,436,118        5,436,118        3,060,252        3,197,418
        Mortgage notes held
          for investment                731,482          731,482          715,862          715,862
        Real estate tax lien
          certificates                2,628,528        2,628,528               --               --
        Property held for sale          419,923        1,911,000               --               --
        Certificate loans                98,137           98,137          110,069          110,069
        Cash and cash
          equivalents                 5,538,094        5,538,094        3,716,393        3,716,393
      Liabilities
        Certificate liability        23,821,050       23,821,050       20,926,628       20,926,628

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

      Property Held For Sale

      Estimated fair value of property held for sale is based on a contract for the sale of the property to an unrelated third party

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

                     SBM Certificate Company and Subsidiary

                        December 31, 2001, 2000, and 1999

NOTE K - INCOME TAXES

      Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses. Significant components of the deferred tax liabilities and assets as of December 31, 2001 and 2000 were:

                                                            2001         2000
                                                        -----------   ---------
      Deferred tax liabilities
         Net unrealized gains on available-for-sale
           securities                                   $   116,849   $ 133,774
         Certificate liability                              640,269     630,724
                                                        -----------   ---------

           Total deferred tax liabilities                   757,118     764,498
                                                        -----------   ---------

      Deferred tax assets
         Investments                                        185,644     311,829
         Mortgage notes                                          --      38,136
         Capital loss carryover                             381,925     206,455
         Net operating loss carryforward                    967,671     109,324
                                                        -----------   ---------

           Total deferred tax assets                      1,535,240     665,744

      Valuation allowance for deferred tax assets          (778,122)   (206,455)
                                                        -----------   ---------

         Net deferred tax assets                            757,118     459,289
                                                        -----------   ---------

         Deferred tax liabilities shown on the
             accompanying balance sheets                $        --   $ 305,209
                                                        ===========   =========

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

      The components of the provision for federal income tax expense consist of the following:

                                                          Year Ended December 31,
                                                -----------------------------------------
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

                                                          Year Ended December 31,
                                                -----------------------------------------
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

      On September 30, 2001, State Bond contributed as additional paid in capital a mortgage note to the Company which totaled $1,136,047 at that date.

      On September 30, 2001, State Bond through its sole member, 1st Atlantic, contributed beneficial interest in a property consisting of land and building held for sale as addition paid in capital to the Company which totaled $410,087 at the date of contribution to the Company. The basis in the property at the contribution date is the original cost basis of the shareholders of 1st Atlantic at the date of the original contribution to 1st Atlantic (September 30, 1998), increased for the expenditures made by 1st Atlantic and subsequently by the Company in connection with the investment in the property held for sale. As of December 31, 2001, the carrying amount of the property is $419,923.

      The Company made a mortgage loan to a partnership in which an affiliate of the Company owned a 51% interest. As of December 31, 2001, the outstanding principal balance of the mortgage note is $378,950 and accrued interest totals $59,104. In April 2002, the outstanding principal balance of the mortgage note and accrued interest was paid to the Company in the amount of $533,120.

      A director of the Company provided legal services relating to the Acquisition and throughout 2001. Total costs for services provided during 2001 and 2000 were $8,150 and $61,960, respectively, and $18,000 remained payable as of December 31, 2000.

      The Controlling shareholder of 1st Atlantic, State Bond's parent, is also Chairman of the Board of Directors of SBM-MD.

      Due from shareholder represents amounts paid to John J. Lawbaugh, the controlling shareholder of 1st Atlantic, directly or through companies affiliated with the shareholder during 2001 ($469,982) and 2000 ($342,236) totaling $812,218. An allowance has been recorded in the full amount due from shareholder. (See note O)

NOTE M - SHAREHOLDER'S EQUITY AND REGULATORY MATTERS

      The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($21.5 million and $20.2 million at December 31, 2001 and 2000, respectively). The Company had qualified assets (at amortized cost) of $22.2 million and $20.7 million at those respective dates.

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

                                                          December 31,
                                                 ------------------------------
                                                     2001               2000
                                                 ------------      ------------
      Qualified assets on deposit:
          Central depository                     $ 21,904,193      $ 20,448,398
          State governmental authorities              270,899           265,110
                                                 ------------      ------------

      Total qualified assets on deposit          $ 22,175,092      $ 20,713,508
                                                 ============      ============

      Certificate reserve under Section 28(a)    $ 21,311,350      $ 20,020,189
      Less: Certificate loans                         (98,137)         (110,069)
      Plus: Base capital requirement                  250,000           250,000
                                                 ------------      ------------

      Required deposits                          $ 21,463,213      $ 20,160,120
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

NOTE O - SUBSEQUENT DISCOVERY OF FACTS

      Subsequent to the issuance of its December 31, 2001 financial statements, members of management of the Company discovered facts regarding several transactions that would have had an effect on those financial statements had those facts been known prior to the issuance of the December 31, 2001 financial statements.

      Those transactions raised concerns that certain conduct by the Company's Chairman of the Board and Chief Executive Officer, John J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the Securities Act of 1933 and Securities Exchange Act of 1934, and diverted cash assets of the Company during 2000 and 2001 to himself directly or indirectly in the amount of approximately $812,000.

      As a result, on August 16, 2002, the Company's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions. The Company filed its Form 8-K Current Report dated October 3, 2002, with the SEC on October 4, 2002. The Form 8-K summarizes the nature of the transactions and discusses various related matters. The financial statements for 2001 and 2000 have been reissued to give effect to the transactions discussed below in the financial statements of the respective years. Mr. Lawbaugh continues to control 100% of the Company's common stock.

      The following is a summary of the transactions requiring adjustment and their affect on the financial statements as of December 31, 2001.

      (a) During 2001, origination and other fees totaling $154,952 were paid to other entities controlled by Mr. Lawbaugh with respect to two loans originated by the Company. The amounts were previously recorded in the mortgage notes receivable balance and are adjusted to record a reduction of the mortgage notes held for sale and a corresponding amount due from shareholder.

      (b) During 2001, pursuant to the instructions of Mr. Lawbaugh, a cash payment of $84,000 was made to Mr. Lawbaugh's personal bank account by an escrow agent from funds provided by the Company to the escrow agent for the purchase of a mortgage note. The amounts were previously recorded in the mortgage notes receivable balance and are adjusted to record a reduction of the mortgage notes held for sale and a corresponding amount due from shareholder. With respect to the origination fees of $111,279 on one of the loans discussed in (a) above and the $84,000 discussed in (b) above, the borrower sold the property out of bankruptcy court to an unrelated third party subsequent to December 31, 2001. The Company entered into a new loan agreement with the purchaser in the amount of $1,050,000. During 2002, income of approximately $300,000 was recognized in conjunction with the sale of the property and cancellation of the old note.

                     SBM Certificate Company and Subsidiary

                   NOTES TO CONSOLIDATING FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999

      (c) An interest escrow account was established for the benefit of a borrower in the amount of $42,286. This amount was funded by the Company in connection with a mortgage loan at the closing of the loan. Mr. Lawbaugh subsequently transferred the interest escrow account to his personal control. The liability to the borrower was previously omitted from the Company's financial statements and is adjusted to record a due from shareholder and a corresponding liability for the benefit of the borrower.

      (d) Cash payments of $188,744 were made to a bank account controlled by Mr. Lawbaugh in connection with the purchase of real estate tax lien certificates held for investment by the Company. The payment was made to the account controlled by Mr. Lawbaugh by the settlement agent pursuant to the instructions of Mr. Lawbaugh. The amount was previously recorded as an investment in real estate tax lien certificates, which is adjusted to record a reduction of the tax lien certificates and a corresponding amount due from shareholder.

      (e) An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due from the shareholder totaling $812,218 with a corresponding charge to operations in the amount of $469,982 for the year ended December 31, 2001 and $342,236 for the year ended December 31, 2000.

      (f) Mortgage notes contributed to the Company during 2001 by 1st Atlantic were recorded as mortgage notes held for sale in the amount of $1,127,473 and a corresponding amount to additional paid in capital. The asset has a cost basis of $419,923. The asset has been reduced to the cost basis and reclassified to property held for sale with a corresponding adjustment to additional paid in capital of $705,550 to reflect the contribution at the cost basis of the shareholder.

      The net increase (decrease) in the amounts previously reported for the year ended December 31, 2001 is as follows:

                  Qualified assets                   $(1,396,907)
                  Additional paid in capital         $  (707,550)
                  Retained earnings                  $  (731,643)
                  Shareholder's Equity               $(1,439,193)
                  Net loss                           $   439,407

      The Company currently has a contract in the amount of $1,911,000 for the sale of the property held for sale as previously described in item (f) above. The contract is scheduled to close in December 2002. The Company expects to receive approximately $1,400,000 to $1,700,000 of cash proceeds in connection with the sale, and recognize a gain on its December 31, 2002 financial statements of approximately $900,000 to $1,200,000 upon the closing of the transaction.

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

                     SBM Certificate Company and Subsidiary

                             SUPPLEMENTAL SCHEDULES

         SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS

                                December 31, 2001

                                                                PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                                 AMOUNT          COST           VALUE
---------------------------------------------------------       ----------     ----------     ----------
FIXED MATURITIES AVAILABLE-FOR-SALE
  U.S. TREASURY SECURITIES
    U.S. Treasury Note, 5.625%, due 5/15/2008                   $   50,000     $   51,360     $   52,407
    U.S. Treasury Note, 7.25%, due 8/15/2004                       200,000        213,750        218,376
                                                                               ----------     ----------
                                                                                  265,110        270,783
                                                                               ----------     ----------
OBLIGATIONS OF STATE AND POLITICAL
  SUBDIVISIONS
  Belmont County, Ohio, Sanitary Sewer District #3
    Waterworks Revenue Bonds, 4.25%, due 4/01/2004                  14,000         13,801         13,963
  Douglas County, Washington, Public Utilities Districts
    #1, Wells Hydroelectric Revenue Bonds, 4%,
    due 9/01/2018                                                   55,000         50,066         52,104
  Yuba County California, Water Agency Bonds, 4%,
    due 3/01/2016                                                   75,000         64,369         69,023
                                                                               ----------     ----------
                                                                                  128,236        135,090
                                                                               ----------     ----------

CORPORATE SECURITIES
  FINANCIAL INSTITUTIONS
    Central Fidelity Cap. I, Series A, 7.18%, due 4/15/2027        950,000        926,188        884,982
    Citigroup Inc., 7%, due 12/01/2025                             300,000        271,225        307,077
    First Union Corp., 6.4%, due 4/1/2008                          960,000        886,080        976,195
                                                                               ----------     ----------
                                                                                2,083,493      2,168,254
                                                                               ----------     ----------

PUBLIC UTILITIES
  MCI Communications Corp., 7.75%, due 3/15/2024                   900,000        849,253        865,962
                                                                               ----------     ----------
                                                                                  849,253        865,962
                                                                               ----------     ----------

INDUSTRIAL:
  USX Corp., 6.65%, due 2/1/2006                                   750,000        723,829        778,005
                                                                               ----------     ----------
                                                                                  723,829        778,005
                                                                               ----------     ----------

TOTAL CORPORATE SECURITIES                                                      3,656,575      3,812,221
                                                                               ----------     ----------

                                   (continued)

                     SBM Certificate Company and Subsidiary

   SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS - CONTINUED

                                December 31, 2001

                                                           PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                            AMOUNT         COST          VALUE
------------------------------------------------------     ---------     ----------    ----------
MORTGAGE-BACKED SECURITIES
   Countrywide Home Loans RAST, 1998-A8, A6, 6.2124%,
      due 8/25/2028                                          900,000        850,401       905,481
   Federal Home Loan Mortgage Corporation, 6.5%,
      due 5/15/2028                                        1,000,000        895,253       954,530
   Federal National Mortgage Association, 9%,
      due 4/01/2021                                           13,043         13,784        14,213
   Government National Mortgage Association
      11.5%, due 3/15/2015                                        98            196           113
      11.5%, due 4/15/2013                                       434            476           501
      11.5%, due 5/15/2015                                       127            144           147
      11.5%, due 8/15/2013                                       787            821           909
      6.875%, due 1/20/2026                                  139,514        137,203       142,740
   PNC Mortgage Securities Corp., 1998-7 1A13, 6.75%,
      due 9/25/2028                                          423,275        408,839       435,245
   PNC Mortgage Securities Corp., 1998-7 1A24, 7.25%,
      due 9/25/2028                                          101,864         82,978       102,340
                                                                         ----------    ----------
                                                                          2,390,095     2,556,219
                                                                         ----------    ----------

            TOTAL FIXED MATURITIES AVAILABLE-FOR-SALE                    $6,440,016    $6,774,313
                                                                         ==========    ==========

                     SBM Certificate Company and Subsidiary

   SCHEDULE II - INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON

                          Year ended December 31, 2001

                                                                                         AMOUNT OF DIVIDENDS OR INTEREST
                                                                         ----------------------------------------------------------
                                                                                                                        LOSS FROM
                                                                         CARRYING VALUE                               INVESTMENT IN
                                          NUMBER OF      PAR VALUE OF     OF INVESTMENT     CREDITED TO                 SUBSIDIARY
 NAME OF INVESTMENT IN SUBSIDIARY        SHARES HELD     SHARES HELD      IN SUBSIDIARY        INCOME       OTHER       FOR PERIOD
-------------------------------------    -----------     ------------    --------------        ------       -----     --------------
Atlantic Capital Funding Corporation        10,000         $20,000         $1,619,007       $       --    $       --      $(21,475)
                                                           =======         ==========       ==========    ==========      ========

                     SBM Certificate Company and Subsidiary

  SCHEDULE III - MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES

                          Year ended December 31, 2001

                                                    AMOUNT OF PRINCIPAL UNPAID AT
                                                            CLOSE OF PERIOD
                                                    -----------------------------
                                                                                      AMOUNT OF                     INTEREST INCOME
                                       CARRYING                        SUBJECT TO     MORTGAGES     INTEREST DUE         EARNED
                                       AMOUNT OF                       DELINQUENT       BEING      AND ACCRUED AT    APPLICABLE TO
      DESCRIPTION       PRIOR LIENS      ASSET        TOTAL             INTEREST     FORECLOSED     END OF PERIOD        PERIOD
------------------      -----------   ----------    ----------        ------------   ----------    --------------  ----------------
LIENS ON:
     RESIDENTIAL            NONE      $4,042,490    $4,042,490         $2,395,676    $1,792,811       $131,050         $530,103
     COMMERCIAL             NONE       2,125,110     2,125,110          1,097,871       719,721         24,917           24,917
                          -------     ----------    ----------         ----------    ----------       --------         --------

      TOTAL               $    --     $6,167,600    $6,167,600         $3,493,547    $2,512,532       $155,967         $555,020
                          =======     ==========    ==========         ==========    ==========       ========         ========

                     SBM Certificate Company and Subsidiary

                    SCHEDULE V - QUALIFIED ASSETS ON DEPOSIT

                                December 31, 2001

                                                                     FIRST
                                                                 MORTGAGES AND
                                                INVESTMENTS IN    OTHER FIRST
                                                  SECURITIES     LIENS ON REAL       OTHER
   NAME OF DEPOSITORY                 CASH           (a)             ESTATE           (b)      REAL ESTATE      TOTAL
------------------------------     ----------   --------------   -------------      --------   -----------    -----------
State governmental authorities
   Securities Department
     of Illinois                   $       --     $  265,110       $       --       $  5,789                     $270,899
Central depositary
   US Bank                          5,210,521      6,174,906        8,796,128        367,105      419,923      20,968,583
   Bank of America                    719,963             --               --             --           --         719,963
   Chase Manhattan                     65,960             --               --             --           --          65,960
   Chevy Chase                         45,648             --               --             --           --          45,648
   State Bank                          16,799             --               --             --           --          16,799
   Wells Fargo                         87,240             --               --             --           --          87,240
                                   ----------     ----------       ----------       --------     --------     -----------

Total qualified assets on
 deposit                           $6,146,131     $6,440,016       $8,796,128       $372,894     $419,923     $22,175,092
                                   ==========     ==========       ==========       ========     ========     ===========

(a)   Represents amortized cost of bonds and securities.

(b)   Represents dividend and interest receivable on qualified assets.

                     SBM Certificate Company and Subsidiary

                    SCHEDULE VI - CERTIFICATE RESERVES
                         PART I - SUMMARY OF CHANGES

                          Year ended December 31, 2001

                                                                                 BALANCE AT BEGINNING OF YEAR
                                                                          -----------------------------------------
                                                                                                        RESERVES
                                                                          NUMBER OF                    (INCLUDING
                                                                          ACCOUNTS                       ADVANCE
                                                                            WITH                      PAYMENTS WITH
                                                               YIELD      SECURITY      AMOUNT OF        ACCRUED
               DESCRIPTION                                    PERCENT      HOLDERS   MATURITY VALUE      INTEREST)
------------------------------------------------------        -------     --------   --------------   -------------
Reserves to mature, installment certificates
   Series 120                                                    2.75            8     $    50,000     $   172,042
   Series 220                                                    2.75           15          80,000         221,336
   Series 315                                                    2.66           22          90,200         141,599

Single payment certificates
   Series 503                                                    2.50        1,691      21,087,286      18,926,313
   Series 505                                                    2.50           --              --              --
   Series 507                                                    2.50           --              --              --
   Series 510                                                    2.50           --              --              --

Fully paid installment certificates - (Paid Up Bonds)            2.50          404       2,099,101       1,271,625

Optional settlement certificates
   Paid-up certificate (Special Maturity)                        2.50            3             575             483
   Annuities                                                     3.00           43         437,675         193,230

   Due to unlocated certificate holders                          None           26           2,799              --

                                                                          --------     -----------     -----------

   Total                                                                     2,212     $23,847,636     $20,926,628
                                                                          ========     ===========     ===========

Total charged to income, per above
   Less reserve recoveries from terminations prior to maturity

   Interest credited on certificate reserves, per statement of operations and comprehensive income (loss)

                                                                                            ADDITIONS
                                                                      ---------------------------------------------------------


                                                                                      RESERVE
                                                                                    PAYMENTS BY      CHARGED TO
                                                                      CHARGED TO    CERTIFICATE    OTHER ACCOUNTS
                  DESCRIPTION                                           INCOME         HOLDERS           (a)         Adjustment
------------------------------------------------------                ----------    -----------    --------------    ----------
Reserves to mature, installment certificates
   Series 120                                                         $    6,058     $    1,398       $     --       $      --
   Series 220                                                             10,588          3,180             --              --
   Series 315                                                              6,309          4,202             --              --
Single payment certificates
   Series 503                                                            849,241      2,079,484             --          49,589
   Series 505                                                             55,306      1,361,590             --              --
   Series 507                                                             27,133        506,043             --              --
   Series 510                                                            129,766      2,516,961             --              --

Fully paid installment certificates - (Paid Up Bonds)                     82,452             --             --          14,965

Optional settlement certificates
   Paid-up certificate (Special Maturity)                                     15             --             --              --
   Annuities                                                              20,127                            --          69,916

   Due to unlocated certificate holders                                       --             --             --              --

                                                                      ----------     ----------       --------       ---------

   Total                                                              $1,186,995     $6,472,858       $     --       $ 134,470
                                                                      ==========     ==========       ========       =========

Total charged to income, per above                                    $1,186,995
   Less reserve recoveries from terminations prior to maturity           (14,443)
                                                                      ----------
   Interest credited on certificate reserves,
      per statement of operations and comprehensive income (loss)     $1,172,552
                                                                      ==========

                                  (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
                     PART I - SUMMARY OF CHANGES - CONTINUED

                          Year ended December 31, 2001

                                                          DEDUCTIONS                              BALANCE AT END OF YEAR
                                           --------------------------------------  -------------------------------------------------
                                                                                                                          RESERVES
                                                                                                                        (INCLUDING
                                                              CASH                   NUMBER OF                            ADVANCE
                                                           SURRENDERS              ACCOUNTS WITH                          PAYMENTS)
                                                            PRIOR TO                 SECURITY            AMOUNT OF      WITH ACCRUED
            DESCRIPTION                    MATURITIES       MATURITY      OTHER       HOLDERS         MATURITY VALUE      INTEREST
----------------------------------         ----------      ----------    --------  -------------      --------------    ------------
Reserves to mature, installment
certificates
  Series 120                               $   25,988      $       --    $ 25,991            7          $    40,000      $   127,519
  Series 220                                   11,516              --      15,107           13               71,000          208,481
  Series 315                                       --           4,182      62,401           16               61,600           85,527

Single payment certificates
  Series 503                                3,387,995       1,003,175          --        1,348           17,840,500       17,513,457
  Series 505                                       --           8,083       2,200          152            2,441,879        1,406,613
  Series 507                                       --              --       1,581           68              798,935          531,595
  Series 510                                       --          68,888      17,624          189            3,761,918        2,560,215

Paid-up bonds                                      --         125,294      17,712          391            2,006,476        1,226,036

Optional settlement certificates
  Paid-up certificate                              --              --          --            3                  575              498
  Annuities                                   115,867              --       6,297           38              161,608          161,109

  Due to unlocated certificate
  holders                                          --              --          --           --                   --               --
                                           ----------      ----------    --------        -----          -----------      -----------

  Total                                    $3,541,366      $1,209,622    $148,913        2,225          $27,184,491      $23,821,050
                                           ==========      ==========    ========        =====          ===========      ===========

                                   (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                           CLASSIFIED BY AGE GROUPINGS

                          Year ended December 31, 2001

                                                               BALANCE AT BEGINNING OF YEAR
                                                    ---------------------------------------------------
                                                        NUMBER OF
                                           AGE          ACCOUNTS
                                         GROUPING    WITH SECURITY       AMOUNT OF            AMOUNT OF
                                         IN YEARS        HOLDERS      MATURITY VALUE           RESERVES
                                         --------    -------------    --------------          ---------
Series 120                                  23              0               $     --          $      --
                                            24              1                  6,000             15,869
                                            25              1                  8,000             11,710
                                            31              0                     --                 --
                                            32              1                  5,000             14,904
                                            33              0                     --                 --
                                            34              0                     --                 --
                                            35              1                  6,000             18,966
                                            36              1                  6,000             19,082
                                            37              1                  3,000             11,138
                                            38              0                     --                 --
                                            40              2                 16,000             75,076

Interest reserve

Accrued interest payable                                                                          5,297
                                                       ------               --------          ---------

Total                                                       8               $ 50,000          $ 172,042
                                                       ======               ========          =========


Series 220                                  23              0               $     --          $      --
                                            24              1                 12,000             16,521
                                            29              0                     --                 --
                                            30              1                  4,000              8,970
                                            31              0                     --                 --
                                            32              1                  5,000             15,711
                                            33              7                 35,000             99,947
                                            34              3                 15,000             48,866
                                            35              2                  8,000             26,457

Interest reserve

Accrued interest payable                                                                          4,864
                                                       ------               --------          ---------

Total                                                      15               $ 79,000          $ 221,336
                                                       ======               ========          =========

                                   (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2001

                                   DEDUCTIONS                                 BALANCE AT END OF YEAR
                             ----------------------    --------------------------------------------------------------------
                                CASH
                             SURRENDERS                                      NUMBER OF
                              PRIOR TO                 AGE GROUPING IN     ACCOUNTS WITH          AMOUNT OF       AMOUNT OF
                              MATURITY        OTHER          YEARS        SECURITY HOLDERS      MATURITY VALUE    RESERVES
                             ----------       -----    ---------------    ----------------      --------------    ---------
Series 120                                                        23              0                $     --       $      --
                                                                  24              1                   6,000          15,917
                                                                  25              1                   8,000          12,645
                                                                  31              0                      --              --
                                                                  32              0                      --              --
                                                                  33              1                   5,000          16,224
                                                                  34              0                      --              --
                                                                  35              0                      --              --
                                                                  36              2                  12,000          41,137
                                                                  37              1                   3,000          11,827
                                                                  38              0                      --              --
                                 25,988                           40              1                   6,000          25,846
Interest
  reserve
Accrued
  interest
  payable                                                                                                             3,923
                               --------       --------                    ---------                --------       ---------

      Total                    $ 25,988       $     --                            7                $ 40,000       $ 127,519
                               ========       ========                    =========                ========       =========

Series 220                                                        23              0                $     --       $      --
                                                                  24              1                  12,000          18,271
                                                                  29              0                      --              --
                                                                  30              1                   4,000           9,684
                                                                  31              0                      --              --
                                 11,515                           32              1                   6,000          16,759
                                                15,107            33              4                  21,000          63,297
                                                                  34              3                  14,000          47,622
                                                                  35              3                  14,000          48,400
Interest
  reserve
Accrued
  interest
  payable                                                                                                             4,448
                               --------       --------                    ---------                --------       ---------

      Total                    $ 11,515       $ 15,107                           13                $ 71,000       $ 208,481
                               ========       ========                    =========                ========       =========

                                   (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                           CLASSIFIED BY AGE GROUPINGS

                          Year ended December 31, 2001

                                                                     BALANCE AT BEGINNING OF YEAR
                                                          ------------------------------------------------
                                                              ACCOUNTS
                                                AGE             WITH             AMOUNT OF
                                              GROUPING        SECURITY            MATURITY      AMOUNT OF
                                              IN YEARS        HOLDERS              VALUE         RESERVES
                                              --------    ------------------------------------------------
Series 315                                       12               1                $ 2,200       $  1,644
                                                 13               1                  5,500          4,401
                                                 14               0                     --             --
                                                 15               4                 22,000         21,766
                                                 16               2                  2,200          2,657
                                                 17               5                 13,200         18,161
                                                 18               4                 17,600         25,633
                                                 19               2                 13,200         31,399
                                                 20               4                 14,300         26,376
   Interest reserve                                                                                 2,706

   Accrued interest payable                                                                         6,856
                                                             ----------            -------       --------

    Total                                                        23                $90,200       $141,599
                                                             ==========            =======       ========

                                   (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2001

                                 DEDUCTIONS                                   BALANCE AT END OF YEAR
                        --------------------------    --------------------------------------------------------------------
                                                                             NUMBER OF
                         CASH SURRENDERS              AGE GROUPING IN      ACCOUNTS WITH        AMOUNT OF        AMOUNT OF
                        PRIOR TO MATURITY    OTHER         YEARS          SECURITY HOLDERS    MATURITY VALUE      RESERVES
                        -----------------    -----    ---------------     ----------------    --------------     ---------
Series 315                                                   12                  0                $     --        $     --
                                                             13                  0                      --              --
                                                             14                  2                   7,700           6,829
                                             37,258          15                  0                      --              --
                                                             16                  4                  20,900          23,035
                                                             17                  2                   4,400           5,797
                                                             18                  1                   2,200           3,527
                                                             19                  6                  24,200          38,555
                              4,182          24,021          20                  1                   2,200           3,932



  Interest
    reserve                                                                                                          2,302
  Accrued interest
    payable                                                                                                          1,550
                            -------        --------                         ------                --------        --------

Total                       $ 4,182        $ 61,279                             16                $ 61,600        $ 85,527
                            =======        ========                         ======                ========        ========

                     SBM Certificate Company and Subsidiary

                SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                                 --------------------------------
                                                 CHARGED TO      CHARGED TO OTHER
     DESCRIPTION            BEGINNING OF YEAR      EXPENSE           ACCOUNTS        DEDUCTIONS         END OF YEAR
-----------------------     -----------------    ----------      ----------------    ----------         -----------
Valuation allowance on
   deferred tax assets
   year ended
   December 31,
      2001                      $ 206,455         $      --       $ 571,667 (1)      $       --         $ 778,122
      2000                      $      --         $      --       $ 206,455 (1)      $       --         $ 206,455
      1999                      $ 120,000         $ 140,981       $ 261,163 (2)      $       --         $ 522,144
      1998                      $ 400,000         $      --       $      --          $ (280,000)(3)     $ 120,000

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

Date: October 29, 2002


                                               /s/ Eric M. Westbury
                                               --------------------------------
                                                   Eric M. Westbury
                                                   President
                                                   (Principal Executive Officer)

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