Form 10-Q/A
period 2002-03-31
SBM CERTIFICATE CO
filed 2002-10-30
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A No.1

   Amendment No. 1 to Quarterly Report on Form 10-Q for Quarterly Period Ended
                                 March 31, 2002

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

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2002
              (unaudited) and December 31, 2001...............................3

         Consolidated Statements of Operations and Comprehensive Income
              (Loss) for the three months ended March 31, 2002 (unaudited)
               and March 31, 2001 (unaudited).................................4

         Consolidated Statements of Cash Flows for the three
              months ended March 31, 2002 (unaudited) and March 31, 2001
              (unaudited).....................................................5

         Notes to Consolidated Financial Statements ..........................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................7

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........10

Part II. OTHER INFORMATION....................................................11

Item 1.  LEGAL PROCEEDINGS ...................................................11

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS.............................11

SIGNATURES ...................................................................11

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31, 2002     December 31,
                                                                               (Unaudited)          2001
                                                                             --------------    -------------
Qualified assets
Cash and investments
      Investments in securities of unaffiliated issuers
              Fixed maturities, available-for-sale, at fair value
                (amortized cost: $6,140,157 and $6,440,016)                  $    6,297,782    $   6,774,313
      Mortgage notes held for sale                                                5,194,326        5,436,118
      Mortgage notes held for investment                                            737,782          731,482
      Real estate tax lien certificates                                           2,339,520        2,628,528
      Property held for sale                                                        419,923          419,923
      Escrows                                                                        91,523          608,037
      Certificate loans                                                              92,907           98,137
      Cash and cash equivalents                                                   8,118,846        5,538,094
                                                                             --------------    -------------
            Total cash and investments                                           23,292,609       22,234,632
                                                                             --------------    -------------
Receivables
      Dividends and interest                                                        454,664          372,894
                                                                             --------------    -------------
            Total receivables                                                       454,664          372,894
                                                                             --------------    -------------
            Total qualified assets                                               23,747,273       22,607,526
Other assets
      Related party receivable                                                      204,122           47,787
      Fixed assets, net of accumulated depreciation of $26,568 and $20,657          212,860          204,606
      Goodwill                                                                      591,463          591,463
      Deferred acquisition costs                                                    441,967          420,093
      Due from shareholder                                                          852,418          812,218
      Allowance - due from shareholder                                             (852,418)        (812,218)
      Other assets                                                                    7,282            9,219
                                                                             --------------    -------------
            TOTAL ASSETS                                                     $   25,204,967    $  23,880,694
                                                                             ==============    =============
Liabilities and Shareholder's Equity
Liability
      Statutory certificate liability                                        $   23,246,167    $  21,311,350
      Additional certificate liability                                            2,653,300        2,509,700
      Accounts payable and other liabilities                                        250,901          307,463
      Related party payable                                                         119,256           23,211
                                                                             --------------    -------------
            Total liabilities                                                    26,269,624       24,151,724
                                                                             --------------    -------------
Shareholder's equity
      Common stock, $1 par value; 10,000,000 shares
            authorized; 250,000 shares issued and outstanding                       250,000          250,000
      Additional paid-in capital                                                  3,222,591        3,222,591
      Accumulated comprehensive income, net of taxes                                110,938          217,448
      Retained earnings (deficit)                                                (4,648,186)      (3,961,069)
                                                                             --------------    -------------
            Total shareholder's equity                                           (1,064,657)        (271,030)
                                                                             --------------    -------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                   $   25,204,967    $  23,880,694
                                                                             ==============    =============

          See accompanying notes to consolidated financial statements

                     SBM Certificate Company and Subsidiary

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                THREE MONTHS ENDED
                                                         MARCH 31, 2002    MARCH 31, 2001
                                                           (Unaudited)       (Unaudited)
                                                         --------------    --------------
Investment income
      Interest and dividend income                       $      157,866    $      299,041
      Other investment income                                     7,838            74,778
      Mortgage interest income                                  238,946           (17,673)
                                                         --------------    --------------
Total investment income                                         404,650           356,146
                                                         --------------    --------------

Investment and other expenses
      Administrative services fee                               522,000           103,360
      Deferred acquisition cost amortization                     43,996            17,155
      Amortization of goodwill                                       --            10,886
      Depreciation expense                                        5,911                --
      Reserve for losses - shareholder receivable                40,200           237,565
      Other expenses                                            211,843            54,343
                                                         --------------    --------------

Total investment and other expenses                             823,950           423,309

Interest credited on certificate liabilities                    320,140           355,307
                                                         --------------    --------------
Net investment income (loss) before income tax                 (739,440)         (422,470)
                                                         --------------    --------------
Other operating income:
    Origination fee income                                      149,045           196,606
    Gain on sale to investor                                    245,691                --
    Other loan fee income                                        64,770            30,417
                                                         --------------    --------------
Total other operating income                                    459,506           227,023
                                                         --------------    --------------
Other operating expenses:
    Salaries and commissions                                    332,619           167,076
    Other expenses                                               99,629            11,702
                                                         --------------    --------------
Total other operating expenses                                  432,248           178,778
                                                         --------------    --------------
Net other operating income before income tax                     27,258            48,245
                                                         --------------    --------------
Net investment and other operating income (loss)
before income tax                                              (712,182)         (374,225)
Deferred tax asset valuation allowance expense                  (72,123)               --
                                                         --------------    --------------
Net investment and other operating income (loss)               (784,305)         (374,225)
                                                         --------------    --------------

Realized investment gains                                        97,188             6,355
Income tax expense on realized investment gains                      --                --
                                                         --------------    --------------
Net realized investment gains                                    97,188             6,355
                                                         --------------    --------------
Net income (loss)                                        $     (687,117)   $     (367,870)
                                                         ==============    ==============
Other comprehensive income (loss):
     Unrealized gains on available-for-sale securities
          Unrealized gain, net of taxes                        (106,510)           60,187
                                                         --------------    --------------
Net comprehensive income (loss)                          $     (793,627)   $     (307,683)
                                                         ==============    ==============

           See accompanying notes to consolidated financial statements

                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three months ended March 31, (Unaudited)

                                                                         2002           2001
                                                                     -----------    -----------
Cash flows from operating activities
      Net income (loss)                                              $  (687,117)   $  (367,870)
      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Provision for certificate liability                            320,140        355,307
          Reserve for losses - shareholder receivable                     40,200        237,565
          Realized investment gains                                      (97,188)        (6,355)
          Deferred tax asset valuation allowance expense                  72,123             --
          Deferral of acquisition costs                                  (65,870)       (66,908)
          Amortization of deferred acquisition costs                      43,996         17,155
          Other amortization and depreciation                              5,911         10,886
          Increase in dividends and interest receivable                  (81,770)       (48,312)
          Changes in other assets and liabilities                        355,099       (297,443)
                                                                     -----------    -----------
              Net cash provided by (used in) operating activities        (94,476)      (165,975)
                                                                     -----------    -----------
Cash flows from investing activities
          Fixed maturity investments:
              Purchases                                                       --             --
              Sales and redemptions                                      395,086      1,025,780
          Purchase of mortgage notes held for sale                       (99,000)    (1,534,448)
          Investment in mortgage notes held for investment                    --        (15,000)
          Principal payments received on mortgage notes receivable       340,792          1,100
          Real estate tax lien certificates:
             Repayments of tax certificates                              289,008
          Purchase of fixed assets                                       (14,165)        (4,956)
          Repayment of certificate loans, net                              5,230             20
                                                                     -----------    -----------
              Net cash provided by (used in) investing activities        916,951        527,504
                                                                     -----------    -----------
Cash flows from financing activities
    Amounts paid to face-amount certificate holders                     (311,141)    (1,515,702)
    Amounts received from face-amount certificate holders              2,069,418        993,246
    Dividends paid                                                            --       (422,315)
                                                                     -----------    -----------
          Net cash provided by (used) in financing activities          1,758,277       (944,771)
                                                                     -----------    -----------
          NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                     2,580,752     (1,638,250)

Cash and cash equivalents, beginning                                   5,538,094      3,716,393
                                                                     -----------    -----------
Cash and cash equivalents, end                                       $ 8,118,846    $ 2,078,143
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

      On December 17, 2000, 1st Atlantic contributed its 100% ownership interest in Atlantic Capital Funding Corporation ("ACFC") by assigning its 10,000 shares of ACFC Common Stock to SBM-MD, along with two mortgage notes (the "Contribution"). The Contribution resulted in additional paid-in capital to SBM-MD for the investment in ACFC, which totaled $573,957. SBM-MD also invested $1 million into ACFC on this date. ACFC was formed under the laws of the state of Maryland on March 27, 1997 and is a wholly-owned subsidiary of SBM-MD. ACFC is a mortgage broker and lender that originates and sells residential and commercial real estate loans.

      Operating results for the Company for the three months ended March 31, 2002, are not necessarily indicative of those to be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A No. 1 for the year ended December 31, 2001.

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

      The Stock Purchase Agreement provided for a purchase price of $1,400,000, which allowed for an adjustment to the purchase price based on actual asset value at the date of the Acquisition. As a result, the purchase price was reduced to $1,350,000, of which $950,000 was paid directly to ARM and $400,000 was held by an escrow agent as security for certain post-closing obligations and liabilities of ARM under the Stock Purchase Agreement. In October 2001, a final settlement was reached with ARM relating to these post-closing obligations whereby, the Company received $278,333 and the remainder of the escrow monies were released to ARM. The Acquisition was accounted for as a reverse merger using the purchase method of accounting, whereby SBM-MD became the surviving corporation.

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

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

      SFAS 142 is effective for fiscal years beginning after December 15, 2001. In accordance with SFAS 142, the Company ceased amortizing goodwill, which totaled $591,463 as of the beginning of fiscal year 2002, and there was no charge to goodwill as a result of the implementation of SFAS 142. The goodwill was initially derived from the Acquisition.

4. SUBSEQUENT EVENTS

      Subsequent to the filing of the Company's Form 10-Q for the period ended March 31, 2002, facts came to the attention of members of management regarding several transactions that would have had an effect on the Company's financial statements contained in the Form 10-Q had those facts been known prior to its filing.

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

Results of Operations
For three months ended March 31, 2002 compared with three months ended March 31, 2001

      The Company had net loss of $687,117 and $367,870 for the three months ended March 31, 2002 and 2001, respectively. Net loss for the period ended March 31, 2002 stemmed mainly from the investment loss of $739,440 as compared to the net investment loss of $422,470 for the period ended March 31, 2001. The increase in net investment loss was due to a an increase in investment and other expenses.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $84,510 during the three months ended March 31, 2002 compared to $839 for the three month period ended March 31, 2001. On an annualized yield basis, these amounts reflect net investment spread of 1.36% and .02% for the three months ended March 31, 2002 and 2001, respectively. The Company's investment income increased to $404,650 from $356,146 for the three months ended March 31, 2002 and 2001, respectively. The investment income represents annualized investment yields of 8.66% and 7.06% on average cash and cash and investments of $23.2 million and $20.5 million for the three months ended March 31, 2002 and 2001, respectively. The increase in investment income is attributable to a higher yield on the overall portfolio and an increase in average cash and investments held for the period.

      Interest credited on certificate reserves was $320,140 and $355,307 for the three months ended March 31, 2002 and 2001, respectively. These amounts represent annualized average rates of interest credited of 5.15% and 6.86% on average certificate liability of $24.9 million and $22.2 million for the three months ended March 31, 2002 and 2001, respectively.

      Investment and other expenses were $823,950 and $423,309 for the three months ended March 31, 2002, and 2001, respectively. The increase was due to an increase in the administrative services fee and an increase in other expenses. The increase in the administrative services fee was due to a payment to State Bond in 2002 for the fee being made in the form of an administrative services fee, whereas, for the three months ended March 31, 2001 the payment to State Bond was in the form of both an administrative services fee and dividends. Total dividends paid to cover the management costs and the administrative services fee combined for the three months ended March 31, 2001 was $525,675 ($103,360 of administrative services fee and $422,315 of dividends) compared to $522,000 of an administrative services fee for the three months ended March 31, 2002. The increase in other expenses from $54,343 for the three months ended March 31, 2001 to $211,843 for the three months ended March 31, 2002 was mainly due to an increase in the advertising expense of the Company. In addition, the reserve for losses on the shareholder receivable of $40,200 contributed to the increase in investment and other expenses.

      Net other operating income of $27,258 consists of the mortgage broker operations of ACFC. Other operating income for the three months ended March 31, 2002 and 2001 was $459,506 and $227,023, respectively. The income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to origination and brokering loans. The increase in revenue was due to an increase in the volume of loan origination. Other operating expenses for the three months ended March 31, 2002 and 2001 were $432,248 and $178,778, respectively. The increase was mainly due to higher commissions paid on an increased loan origination volume for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

      Realized investment gains were $97,188 and $6,355 for the three months ended March 31, 2002 and 2001, respectively. Realized investment gains are primarily interest-rate related and attributable to the asset/liability management strategies of the Company. The Company invests in a mixture of types of investments ranging from securities with fixed maturities, equity securities, mortgage notes (originated by ACFC) and real estate tax lien certificates. The objective of each investment is to provide a reasonable return while limiting liquidity and credit risks.

      The Company's investments in fixed maturities totaled $6,297,782 at March 31, 2002, 27.03% of the investment portfolio. Fixed maturity investments were 100% investment grade at March 31, 2002. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners, or where such classifications are not available, securities are classified by a nationally recognized statistical rating organization (i.e., Standard & Poor's Corporation's rating of BBB- or above). As of March 31, 2002, the Company held no securities that had defaulted on principal or interest payments.

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

      The Company's investments in residential and commercial real estate mortgage notes receivable and property held for sale totaled $6,352,031 at March 31, 2002, 27.27% of the investment portfolio. The real estate mortgage notes consist of $5,194,326 of mortgage notes held for sale and $737,782 of mortgage notes held for investment. The notes accrue interest at rates ranging from 9.25% to 14.5% per annum and are secured by the underlying real property. The loan to value ratio on all notes is no greater than 75%, which is in accordance with the guidelines of the DC Insurance Code. The Company's intention is to sell the mortgage notes held for sale to buyers under certain favorable market conditions and to hold the mortgage notes held for investment as a long-term investment. Property held for sale of $419,923 is the cost basis of a property in which the Company has a beneficial interest. The property is currently under contract for sale for $1,911,000. The sale is scheduled to close in December 2002.

      The Company's other significant investment type is real estate tax lien certificates. These certificates are comprised of delinquent real estate tax bills purchased from municipalities. They accrue interest at the rate of 20% per annum on the outstanding taxes and are secured by a first lien on the property on which the tax is owed. In all cases, the certificates are significantly over-collateralized by the underlying property. As of March 31, 2002, the tax lien certificates had a balance of $2,339,520, 10.04% of the investment portfolio.

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

      Total shareholder's equity decreased from ($271,030) at December 31, 2001 to ($1,064,657) at March 31, 2002. The decrease as primarily due to the net loss of $687,117 and the unrealized loss on available-for-sale securities of $106,510.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Most of the Company's assets are represented by fixed maturity investments, real estate mortgage notes, property held for sale and real estate tax lien certificates. The management of interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

      The Company has $6.4 million of its portfolio invested in real estate loans and real estate, which includes $5.2 million of mortgage notes held for sale, $.8 million of mortgage notes held for investment and $.4 million in property held for sale. Over time, it anticipates increasing this segment of its investment portfolio to enhance the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no greater than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

      The Company also invests in real estate tax lien certificates, which have a balance of $2.3 million at March 31, 2002. The greatest risk associated with this investment is the time and costs of a foreclosure process when amounts remain unpaid beyond the Company's aging policy. The risk is mitigated by the Company's first prority lien on the property on which the tax is owed, and the Company's general policy of securing these investments only with properties in which the amount advanced by the Company to acquire the certificates is less than 5% of the market value of the property that secures the investment.

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

                                    EXHIBITS

          (99.1) Form 8-K Current Report of the Company, incorporated by reference to Form 8-K dated October 3, 2002 (File No. 811-06268).

          (99.2)    Written Statement of the Chief Executive Officer.

          (99.3)    Written Statement of the Chief Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2002.

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

Date: October 30, 2002


                                          /s/ Eric M. Westbury
                                          --------------------------------------
                                              Eric M. Westbury
                                              President
                                              (Principal Executive Officer)

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

Date:  October 30, 2002
                                    /s/ Trey Stafford
                                    -----------------------------------------
                                        Trey Stafford
                                        Chief Financial and Accounting Officer
                                        (Principal Financial Officer)