Form 10-Q
period 2002-06-30
SBM CERTIFICATE CO
filed 2002-11-01
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

     As of October 15, 2002, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

     Reference is made to the Company's Form 8-K Current Report dated October 3, 2002 ("Form 8-K"). Because of the transactions described in the Form 8-K, the Company has restated its financial statements for the years ended December 31, 2001 and December 31, 2000, and amended all Form 10-Q's affected since December 31, 2000. In addition, certain narrative disclosures have been revised. The transactions described in the Form 8-K prevented the Company from filing this Form 10-Q for the period ended June 30, 2002, on a timely basis.

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2002
              (unaudited) and December 31, 2001...............................3

         Consolidated Statements of Operations for the three months ended
              June 30, 2002 (unaudited) and June 30, 2001 (unaudited).........4

         Consolidated Statements of Operations for the six months ended
              June 30, 2002(unaudited) and June 30, 2001 (unaudited)..........4

         Consolidated Statements of Cash Flows for the six months ended
              June 30, 2002 (unaudited) and June 30, 2001 (unaudited).........5

         Notes to Consolidated Financial Statements ..........................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................8

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........12

Part II.  OTHER INFORMATION...................................................13

Item 1.  LEGAL PROCEEDINGS ...................................................13

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS.............................13

SIGNATURES ...................................................................14

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,      December 31,
                                                                                  2002            2001
                                                                              ------------    ------------
                                                                               (unaudited)
ASSETS
  Cash and investments
      Marketable  securities, available-for-sale, at fair value
        (amortized cost: $11,931,479 and $6,440,016)                          $ 10,693,464    $  6,774,313
      Mortgage notes held for sale                                               7,531,885       5,436,118
      Mortgage notes held for investment                                              --           731,482
      Real estate tax lien certificates                                          3,112,545       2,628,528
      Property held for sale                                                       485,102         419,923
      Real estate owned                                                          2,500,912            --
      Escrows                                                                       69,748         608,037
      Certificate loans                                                             94,158          98,137
      Cash and cash equivalents                                                  2,891,909       5,538,094
                                                                              ------------    ------------
         Total cash and investments                                             27,379,723      22,234,632
                                                                              ------------    ------------
  Receivables
      Dividends and interest                                                       422,697         372,894
                                                                              ------------    ------------
         Total receivables
                                                                                   422,697         372,894
                                                                              ------------    ------------
            Total qualified assets
                                                                                27,802,420      22,607,526
  Other assets
      Related party receivable                                                      80,037          47,787
      Fixed  assets, net of accumulated depreciation of $32,720 and $20,657        206,708         204,606
      Goodwill                                                                     591,463         591,463
      Deferred acquisition costs                                                   518,257         420,093
      Due from shareholder                                                         868,918         812,218
      Allowance - Due from shareholder                                            (868,918)       (812,218)
      Other assets                                                                  42,740           9,219
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $ 29,241,625    $ 23,880,694
                                                                              ============    ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Statutory certificate liability                                               28,044,456      21,311,350
  Additional certificate liability                                               1,508,728       2,509,700
  Warehouse line of credit                                                         979,105            --
  Accounts payable and other liabilities                                           136,532         307,463
  Related party payable                                                             13,061          23,211
                                                                              ------------    ------------
      Total liabilities                                                         30,681,882      24,151,724
                                                                              ------------    ------------
Shareholder's equity
  Common stock, $1 par value; 10,000,000 shares
     authorized; 250,000 shares issued and outstanding                             250,000         250,000
  Additional paid-in capital                                                     3,861,818       3,222,591
  Accumulated comprehensive income, net of taxes                                (1,278,277)        217,448
  Retained earnings (deficit)                                                   (4,273,798)     (3,961,069)
                                                                              ------------    ------------
     Total shareholder's equity (deficit)                                       (1,440,257)       (271,030)
                                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                    $ 29,241,625    $ 23,880,694
                                                                              ============    ============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                     ----------------------    ------------------------
                                                                       2002         2001          2002          2001
                                                                     ---------    ---------    -----------    ---------
Investment income
  Interest and dividend income                                       $ 176,829    $ 227,194    $   335,226    $ 525,764
  Other investment income                                                6,683        3,614         17,833       11,209
  Mortgage interest income                                             720,891      163,081        955,995      145,406
                                                                     ---------    ---------    -----------    ---------

Total investment income                                                904,403      393,889      1,309,054      682,379
                                                                     ---------    ---------    -----------    ---------

Investment and other expenses
  Management and investment advisory fees                              350,000      112,779        872,000      216,139
  Deferred acquisition cost amortization                                35,214       28,575         79,210       45,730
  Amortization of goodwill                                                --         12,378           --         21,772
  Depreciation expense                                                   6,151          896         12,062          896
  Reserve for losses - shareholder receivable                           16,500         --           56,700      237,565
  Other expenses                                                       312,877      270,230        524,720      313,625
                                                                     ---------    ---------    -----------    ---------

Total investment and other expenses                                    720,742      424,858      1,544,692      835,727

Interest credited on certificate liabilities                           (78,555)     417,852        241,585      705,437
                                                                     ---------    ---------    -----------    ---------

Net investment income (loss) before income tax                         262,216     (448,821)      (477,223)    (858,785)
                                                                     ---------    ---------    -----------    ---------

Other operating income:
  Origination fee income                                               223,567      126,982        372,611      308,340
  Gain on sale to investor                                             168,803         --          414,494         --
  Other loan fee income                                                 48,577       16,569        113,347       62,233
                                                                     ---------    ---------    -----------    ---------

Total other operating income                                           440,947      143,551        900,452      370,573
                                                                     ---------    ---------    -----------    ---------

Other operating expenses:
  Salaries and commissions                                             228,580      108,692        532,549      255,286
  Other expenses                                                       146,767       76,211        275,046      108,394
                                                                     ---------    ---------    -----------    ---------

Total other operating expenses                                         375,347      184,903        807,595      363,680
                                                                     ---------    ---------    -----------    ---------

Net other operating income (loss) before income tax                     65,600      (41,352)        92,857        6,893
                                                                     ---------    ---------    -----------    ---------

Net investment and other operating income (loss) before income tax     327,816     (490,173)      (384,366)    (851,892)
Deferred tax asset valuation allowance expense                            --         61,210        (72,123)      61,210
                                                                     ---------    ---------    -----------    ---------

Net investment and other operating income (loss)                       327,816     (428,963)      (456,489)    (790,682)
                                                                     ---------    ---------    -----------    ---------

Realized investment gains                                               46,572       64,884        143,760       58,733
Income tax expense on realized investment gains                           --           --             --           --
                                                                     ---------    ---------    -----------    ---------

Net realized investment gains                                           46,572       64,884        143,760       58,733
                                                                     ---------    ---------    -----------    ---------

Net income (loss)                                                    $ 374,388    $(364,079)   $  (312,729)   $(731,949)
                                                                     =========    =========    ===========    =========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, (Unaudited)

                                                                         2002           2001
                                                                      -----------    -----------
Cash flows provided by (used in) operating activities
  Net loss                                                            $  (312,729)   $  (731,949)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
    Provision for certificate liability                                   241,585        705,437
    Reserve for losses - shareholder receivable                            16,500        237,565
    Realized investment gains                                            (143,760)       (58,733)
    Deferred tax asset valuation allowance expense                         72,123           --
    Deferral of acquisition costs                                        (177,374)      (278,585)
    Amortization of deferred acquisition costs                             79,210         45,730
    Amortization and depreciation                                          12,062         22,668
    Increase in dividends and interest receivable                         (87,154)      (120,763)
            Changes in other assets and liabilities                      (270,281)      (392,888)
                                                                      -----------    -----------

           Net cash provided by (used in) operating activities           (569,818)      (571,518)
                                                                      -----------    -----------

Cash flows from investing activities
   Marketable securities:
        Purchases                                                      (7,773,430)          --
        Sales and redemptions                                           2,430,191      4,666,175
   Purchase of mortgage notes held for sale                            (2,713,850)    (2,045,725)
   Principal payments received on mortgage notes receivable             1,686,584        422,804
   Investment in mortgage notes held for investment                          --          (15,000)
   Real estate tax certificate pools:
        Purchases                                                      (2,245,527)    (3,154,517)
        Repayments of tax certificates                                  1,059,301        252,343
Purchase of fixed assets                                                  (14,164)      (123,263)
Repayment of certificate loans, net                                         3,979             20
                                                                      -----------    -----------

           Net cash provided by (used in) investing activities         (7,566,916)         2,837
                                                                      -----------    -----------

Cash flows from financing activities
      Amounts paid to face-amount certificate holders                    (901,584)    (3,432,375)
      Amounts received from face-amount certificate holders             6,392,133      3,295,798
      Net dividends paid                                                     --         (579,934)
                                                                      -----------    -----------

     Net cash provided by (used in) financing activities                5,490,549       (716,511)
                                                                      -----------    -----------

   NET INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                                   (2,646,185)    (1,285,192)

Cash and cash equivalents, beginning                                    5,538,094      3,716,393
                                                                      -----------    -----------
Cash and cash equivalents, end                                        $ 2,891,909    $ 2,431,201
                                                                      ===========    ===========
Supplemental disclosure of significant noncash investing
     and financing activities:
            Contribution of assets from State Bond                    $   639,227    $      --
                                                                      ===========    ===========
             Transfer of mortgage notes and tax certificates to REO   $ 2,500,912    $      --
                                                                      ===========    ===========


                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SBM CERTIFICATE COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2002

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

      Operating results for the Company for the six months ended June 30, 2002, are not necessarily indicative of those to be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A No.1 for the year ended December 31, 2001.

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

4.    SUBSEQUENT EVENTS

      Recently, management of the Company confirmed facts that came to its attention regarding several transactions involving the Company. Those transactions raised concerns that the Company's Chairman of the Board and Chief Executive Officer, John J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, and diverted cash assets of the Company to himself directly or indirectly.

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

5.    REGULATORY MATTERS

      The Company is subject to restrictions relating to its regulatory reserve requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($28.2 million and $21.5 million at June 30, 2002 and December 31, 2001, respectively). The Company had qualified assets (at amortized cost) of $28.9 million and $22.2 million at those respective dates.

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

      Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of June 30, 2002 and December 31, 2001, as shown in the following table. Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

                                                ----------------------------
                                                  June 30,      December 31,
                                                    2002            2001
                                                ------------    ------------

     Total qualified assets at amortized cost   $ 28,946,277    $ 22,175,092
                                                ------------    ------------

     Certificate reserve under Section 28(a)    $ 28,044,456    $ 21,311,350
     Less:  Certificate loans                        (94,158)        (98,137)
     Plus:  Base capital requirement                 250,000         250,000
                                                ------------    ------------

     Required deposits                          $ 28,200,298    $        213
                                                ------------    ------------

              Excess qualified assets           $    745,979    $    711,879
                                                ------------    ------------


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

      SBM Certificate Company's gross income is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed rate certificate deposits ("investment spread"). The Company's net investment income is determined by deducting investment and other expenses from its investment spread. The investment spread is affected principally by the Company's investment decisions, general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on its earnings.

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

      ACFC is principally a mortgage broker and lender for single-family residential mortgages (conventional and FHA) for sale to investors. Loan underwriting approval from investors is generally obtained, before closing with the borrower to fund the loans. ACFC is approved as a nonsupervised lender under the HUD Title II program, which has a required net worth based on a prescribed calculation. ACFC also performs underwriting and closing services for the Company, which acquires mortgage notes from ACFC. ACFC may originate and process real estate loans directly to the Company as well as offer its loan programs to outside mortgage brokers and bankers on a wholesale basis.

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

Results of Operations

For the three months ended June 30, 2002 compared with the three months ended June 30, 2001

      The Company had net income (loss) of $374,388 and ($364,079) for the three months ended June 30, 2002 and 2001, respectively. The net income for the three months ended June 30, 2002 stemmed mainly from net investment income of $262,216 as compared to the net investment loss of $448,821 for the three months ended June 30, 2001. The increase in net investment income was due to an increase in total investment income.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $982,958 during the three months ended June 30, 2002 compared to ($23,963) for the three month period ended June 30, 2001. On an annualized yield basis, these amounts reflect net investment spread of 14.73% and (0.45%) for the three months ended June 30, 2002 and 2001, respectively. The Company's investment income increased to $904,403 from $393,889 for the three months ended June 30, 2002 and 2001, respectively. The investment income represents annualized investment yields of 15.09% and 8.93% on average cash and investments of $25.2 million and $20.6 million for the three months ended June 30, 2002 and 2001, respectively. The increase in investment income is mainly attributable to mortgage interest income earned on a property transferred to real estate owned ("REO") and mortgage interest income being recognized on a delinquent loan that was paid off during the three months ended June 30, 2002. In addition, there was a higher overall yield on the mortgage note portfolio for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in yield was mainly due to the Company investing in several new mortgage notes with a higher rate of return.

      Investment and other expenses were $720,742 and $424,858 for the three months ended June 30, 2002 and 2001, respectively. The increase was due to an increase in the administrative services fee and an increase in other expenses. The increase in the administrative services fee was due to the payment to State Bond in 2002 for the fee being made in the form of an administrative services fee, whereas, for the three months ended June 30, 2001 the payment to State Bond was in the form of both an administrative services fee and dividends. Total dividends paid to cover the management costs and the administrative services fee combined for the three months ended June 30, 2001 was $270,398 ($112,779 of administrative services fee and $157,619 of dividends) compared to $350,000 of an administrative services fee for the three months ended June 30, 2002. The increase in other expenses from $270,230 for the three months ended June 30, 2001 to $312,877 for the three months ended June 30, 2002 was mainly due to an increase in the advertising expense of the Company.

      Net other operating income (loss) for the three months ended June 30, 2002 and 2001, was $65,600 and ($41,352), respectively. This consists of the mortgage lender operations of ACFC. Other operating income for the three months ended June 30, 2002 and 2001 was $440,947 and $143,551, respectively. The income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating, selling and brokering loans. The increase in revenue was due to an increase in the volume of loan origination. Other operating expenses for the three months ended June 30, 2002 and 2001 were $375,347 and $184,903, respectively. The increase was mainly due to higher commissions paid on an increased loan origination volume for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

      Realized investment gains were $46,572 and $64,884 for the three months ended June 30, 2002 and 2001, respectively. Realized investment gains are primarily interest-rate related and attributable to he asset/liability management strategies of the Company. The Company invests in a mixture of types of investments ranging from fixed maturity securities, equity securities, mortgage notes (originated by ACFC) and real estate tax lien certificates. The objective of each investment is to provide a reasonable return while limiting liquidity and credit risks.

      The Company's investments in marketable maturities totaled $10,693,464 at June 30, 2002, 39.06% of the investment portfolio. Marketable securities consist of fixed maturity securities and equity securities. As of June 30, 2002, the Company held no securities that had defaulted on principal or interest payments. Fixed maturities include corporate debt, mortgage-backed securities ("MBSs") and asset-backed securities, which include pass-through securities. MBSs are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

      The Company's investments in residential and commercial real estate mortgage notes receivable totaled $7,531,885 at June 30, 2002, 27.5% of the investment portfolio. The notes accrue interest at rates ranging from 6.25% to 14.5% per annum and are secured by the underlying real property. The loan to value ratio on all notes is no greater than 75%, which is in accordance with the guidelines of the DC Insurance Code.

The Company's intention is to sell the mortgage notes held for sale to buyers under certain favorable market conditions.

      The Company's investment in REO of $2,500,912, 9.13% of the investment portfolio at June 30, 2002, is a result of non-performing mortgage notes on which the Company foreclosed. REO consists of two properties and the Company is currently negotiating sale agreements on the properties. Property held for sale of $485,102 is the cost basis of a property held by the Company. The property is currently under contract for sale for $1,911,000. The sale is scheduled to close in December 2002.

      The Company's other significant investment type are real estate tax lien certificates. These certificates are comprised of delinquent real estate tax bills purchased from municipalities. They accrue interest at the rate of 20% per annum on the outstanding taxes due and are secured by a first lien on the property on which the tax is owed. In all cases, the certificates are significantly over-collateralized by the underlying property. As of June 30, 2002, the tax lien certificates had a balance of $3,112,545, 11.37% of the investment portfolio.

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

      Certificate liability increased $5,732,134 or 24.06% for the six months ended June 30, 2002, as compared to the period ended December 31, 2001, as sales and renewals exceeded maturities and surrenders. Of the face-amount certificates reaching their maturity date during the three month ended June 30, 2002 and 2001, 84% and 71%, respectively, were renewed.

For the six months ended June 30, 2002 compared with the six months ended June 30, 2001

      The Company had net loss of $312,729 and $731,949 for the six months ended June 30, 2002 and 2001, respectively. The net loss for the six months ended June 30, 2002 stemmed mainly from the net investment loss of $477,223 as compared to the net investment loss of $858,785 for the six months ended June 30, 2001. The decrease in net investment loss was due to a greater increase in total investment income than the increase in total investment and other expenses.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $1,067,469 during the six months ended June 30, 2002 compared to ($23,058) for the six months ended June 30, 2001. On an annualized yield basis, these amounts reflect net investment spread of 8.0% and (0.43)% for the six months ended June 30, 2002 and 2001, respectively. The Company's investment income increased to $1,309,054 from $682,379 for the six months ended June 30, 2002 and 2001, respectively. The investment income represents annualized investment yields of 11.53% and 7.21% on average cash and investments of $25.2 million and $20.6 million for the six months ended June 30, 2002 and 2001, respectively. The increase in investment income is mainly attributable to mortgage interest income earned on a property transferred to REO and mortgage interest income being recognized on a delinquent loan that was paid off during the six months ended June 30, 2002. In addition, there was a higher overall yield on the mortgage note portfolio for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in yield was mainly due to the Company investing in several new mortgage notes with a higher rate of return.

      Investment and other expenses were $1,544,692 and $835,727 for the six months ended June 30, 2002 and 2001, respectively. The increase was due to an increase in the administrative services fee and an increase in other expenses. The increase in the administrative services fee was due to the payment to State Bond in 2002 for the fee being made in the form of an administrative services fee, whereas, for the six months ended June 30, 2001 the payment to State Bond was in the form of both an administrative services fee and dividends. Total dividends paid to cover the management costs and the administrative services fee combined for the six months ended June 30, 2001 was $796,073 ($216,139 of administrative services fee and $579,934 of dividends) compared to $872,000 of an administrative services fee for the six months ended June 30, 2002. The increase in other expenses from $313,625 for the six months ended June 30, 2001 to $524,720 for the six months ended June 30, 2002 was mainly due to an increase in the advertising expense of the Company.

      Net other operating income (loss) for the six months ended June 30, 2002 and 2001, was $92,857 and $6,893, respectively. This consists of the mortgage lender operations of ACFC. Other operating income for the six months ended June 30, 2002 and 2001 was $900,452 and $370,573, respectively. The income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating, selling and brokering loans. The increase in revenue was due to an increase in the volume of loan origination. Other operating expenses for the six months ended June 30, 2002 and 2001 were $807,595 and $363,680, respectively. The increase was mainly due to higher commissions paid on an increased loan origination volume for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

      Realized investment gains were $143,760 and $58,733 for the six months ended June 30, 2002 and 2001, respectively.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Most of the Company's qualified assets are represented by marketable securities, real estate mortgage notes, property held for sale and real estate tax lien certificates. The management of interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

      At June 30, 2002, the Company has $10.7 million invested in marketable securities, which consists of fixed maturity securities and equity securities. Fixed maturity securities consist of US Treasuries, municipal bonds, MBS's and corporate debt. The market value of these investments fluctuates with changing economic conditions. All are influenced greatly by market interest rates. Corporate debt market value is also weighed by the performance of the Company that issued the debt. Upgrades or downgrades in the rating of a corporate bond will increase or decrease the market value of such investment. The Company's investments in equity securities are subject to market risk and fluctuations in the market value of the securities. Fluctuations in market value of marketable securities affect the yield on the investment and could result in a reduction in the principal amount invested in the security. The Company takes into account the current and expected future market environment in evaluating investment risk and investment yields.

      The Company has $10.5 million of its portfolio invested in real estate and real estate loans, which includes $7.5 million of mortgage notes held for sale, $.5 million of property held for sale and $2.5 million of REO. Over time, it anticipates increasing this segment of its investment portfolio to enhance the Company's return on investment. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no greater than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

      The Company also invests in real estate tax lien certificates, which have a balance of $3.1 million at June 30, 2002. The greatest risk associated with this investment is the time and costs of a foreclosure process when amounts remain unpaid beyond the Company's aging policy. The risk is mitigated by the Company's first priority lien on the property on which the tax is owed, and the Company's general policy of securing these investments only with properties in which the amount advanced by the Company to acquire the certificates is less than 5% of the market value of the property that secures the investment.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                               REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the six months ended June 30, 2002.

                                    EXHIBITS

      (99.1) Form 8-K Current Report of the Company, incorporated by reference to Form 8-K dated October 3, 2002 (File No. 811-06268).

      (99.2)      Written Statement of the Chief Executive Officer.

      (99.3)      Written Statement of the Chief Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2002.

                                      SBM CERTIFICATE COMPANY


                                      By: /s/ Eric M. Westbury
                                          ----------------------------
                                          President

                                      By: /s/ Trey Stafford
                                          ----------------------------
                                          Chief Financial and Accounting Officer

                                  CERTIFICATION

I, Eric M. Westbury, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant, SBM Certificate Company;

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



Date:  November 1, 2002
                                             /s/ Eric M. Westbury
                                             ---------------------------------
                                                 Eric M. Westbury
                                                 President
                                                 (Principal Executive Officer)

                                  CERTIFICATION

I, Trey Stafford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant, SBM Certificate Company;

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



Date:  November 1, 2002
                                   /s/ Trey Stafford
                                   -------------------------------------------
                                       Trey Stafford
                                       Chief Financial and Accounting Officer
                                       (Principal Financial Officer)