Form 10-Q
period 2002-09-30
SBM CERTIFICATE CO
filed 2002-11-25
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

      As of November 20, 2002, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

      Reference is made to the registrant's Form 8-K Current Report dated October 3, 2002 ("October Form 8-K"). Because of the transactions described in the October Form 8-K, the registrant has restated its financial statements for the years ended December 31, 2001 and December 31, 2000, and amended all of its Form 10-Q Quarterly Reports affected since December 31, 2000. In addition, certain narrative disclosures have been revised. The transactions described in the October Form 8-K prevented the registrant from filing its Form 10-Q for the period ended September 30, 2002, on a timely basis.

Table of Contents

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2002
           (unaudited) and December 31, 2001...................................3

         Consolidated Statements of Operations for the three months ended
           September 30, 2002 (unaudited) and September 30, 2001 (unaudited)...4

         Consolidated Statements of Operations for the nine months ended
           September 30, 2002(unaudited) and September 30, 2001 (unaudited)....4

         Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2002 (unaudited) and September 30, 2001 (unaudited)...5

         Notes to Consolidated Financial Statements ...........................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................8

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........13

Item 4   CONTROLS AND PROCEDURES..............................................13

Part II. OTHER INFORMATION....................................................14

Item 1.  LEGAL PROCEEDINGS ...................................................14

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS.............................14

SIGNATURES ...................................................................15

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SBM CERTIFICATE COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,   December 31,
                                                                     2002            2001
                                                                 ------------    ------------
                                                                  (unaudited)
ASSETS

  Cash and investments
      Marketable securities, available-for-sale, at fair value
       (amortized cost: $10,073,466 and $6,440,016)              $  7,403,493    $  6,774,313
      Mortgage notes held for sale                                 11,159,106       5,436,118
      Mortgage notes held for investment                                   --         731,482
      Real estate tax lien certificates                             2,206,560       2,628,528
      Property held for sale                                          503,925         419,923
      Real estate owned                                             2,645,324              --
      Residual mortgage certificate                                 4,178,571              --
      Escrows                                                              --         608,037
      Certificate loans                                                76,359          98,137
      Cash and cash equivalents                                     5,082,094       5,538,094
                                                                 ------------    ------------
         Total cash and investments                                33,255,432      22,234,632
                                                                 ------------    ------------

  Receivables
      Dividends and interest                                          343,529         372,894
                                                                 ------------    ------------
         Total receivables                                            343,529         372,894
                                                                 ------------    ------------
            Total qualified assets                                 33,598,961      22,607,526

  Other assets
      Related party receivable                                        123,625          47,787
      Fixed assets, net of accumulated depreciation
       of $39,112 and $20,657                                         206,583         204,606
      Goodwill                                                        591,463         591,463
      Deferred acquisition costs                                      607,672         420,093
      Due from shareholder                                          1,039,721         812,218
      Allowance - Due from shareholder                             (1,039,721)       (812,218)
      Other assets                                                     51,293           9,219
                                                                 ------------    ------------
TOTAL ASSETS                                                     $ 35,179,597    $ 23,880,694
                                                                 ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities

  Statutory certificate liability                                  31,078,753      21,311,350
  Additional certificate liability                                  1,892,979       2,509,700
  Warehouse line of credit                                          4,704,400              --
  Deferred revenue                                                    446,275              --
  Accounts payable and other liabilities                              256,861         307,463
  Related party payable                                                56,792          23,211
                                                                 ------------    ------------
      Total liabilities                                            38,436,060      24,151,724
                                                                 ------------    ------------
Shareholder's equity
  Common stock, $1 par value; 10,000,000 shares
     authorized; 250,000 shares issued and outstanding                250,000         250,000
  Additional paid-in capital                                        3,861,818       3,222,591
  Accumulated comprehensive income (loss), net of taxes            (2,669,973)        217,448
  Retained earnings (deficit)                                      (4,698,308)     (3,961,069)
                                                                 ------------    ------------
     Total shareholder's equity (deficit)                          (3,256,463)       (271,030)
                                                                 ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $ 35,179,597    $ 23,880,694
                                                                 ============    ============


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM CERTIFICATE COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                                         ------------------------      ----------------------------
                                                                            2002           2001            2002             2001
                                                                         ---------      ---------      -----------      -----------
Investment income
  Interest and dividend income                                           $ 167,301      $ 181,922      $   506,978      $   708,090
  Other investment income                                                   11,288          1,230           20,362           12,653
  Mortgage interest income                                                 434,221        420,758        1,390,516          577,374
                                                                         ---------      ---------      -----------      -----------
Total investment income                                                    612,810        603,910        1,917,856        1,298,117
                                                                         ---------      ---------      -----------      -----------

Investment and other expenses
  Administrative services fee                                              535,000        434,700        1,407,000          650,839
  Deferred acquisition cost amortization                                    41,871         27,010          121,081           72,740
  Amortization of goodwill                                                      --         10,886               --           32,658
  Depreciation expense                                                       6,392         17,497           18,454           18,393
  Reserve for losses - shareholder receivable                              170,803        232,417          227,503          469,982
  Other expenses                                                            64,262        156,119          588,983          469,744
                                                                         ---------      ---------      -----------      -----------
Total investment and other expenses                                        818,328        878,629        2,363,021        1,714,356

Interest credited on certificate liabilities                               523,247        250,672          764,833          967,532
                                                                         ---------      ---------      -----------      -----------
Net investment loss before income tax                                     (728,765)      (525,391)      (1,209,998)      (1,383,771)
                                                                         ---------      ---------      -----------      -----------
Other operating income:
  Origination fee income                                                   102,732        227,399          476,788          535,739
  Gain on sale of mortgage notes                                           452,146             --          866,640               --
  Other loan fee income                                                    113,010         68,741          225,870          130,974
                                                                         ---------      ---------      -----------      -----------
Total other operating income                                               667,888        296,140        1,569,298          666,713
                                                                         ---------      ---------      -----------      -----------
Other operating expenses:
  Salaries and commissions                                                 369,045        189,470          901,594          448,018
  Other expenses                                                           324,058         44,021          596,055          149,558
                                                                         ---------      ---------      -----------      -----------
Total other operating expenses                                             693,103        233,491        1,497,649          597,576
                                                                         ---------      ---------      -----------      -----------
Net other operating income (loss) before income tax                        (25,215)        62,649           71,649           69,137
                                                                         ---------      ---------      -----------      -----------
Net investment and other operating loss before income tax                 (753,980)      (462,742)      (1,138,349)      (1,314,634)
Deferred tax asset valuation allowance benefit (expense)                        --        206,107          (72,123)         267,317
                                                                         ---------      ---------      -----------      -----------
Net investment and other operating loss                                   (753,980)      (256,635)      (1,210,472)      (1,047,317)
                                                                         ---------      ---------      -----------      -----------
Realized investment gains                                                  329,472         14,617          473,232           73,350
Income tax expense on realized investment gains                                 --             --               --               --
                                                                         ---------      ---------      -----------      -----------
Net realized investment gains                                              329,472         14,617          473,232           73,750
                                                                         ---------      ---------      -----------      -----------
Net loss                                                                 $(424,508)     $(242,018)     $  (737,240)     $  (973,967)
                                                                         =========      =========      ===========      ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM CERTIFICATE COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

                                                                       2002            2001
                                                                   ------------    -----------
Cash flows provided by (used in) operating activities
   Net loss                                                        $   (737,240)   $  (973,967)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
     Provision for certificate liability                                764,833        967,532
     Reserve for losses - shareholder receivable                        227,503        469,982
     Realized investment gains                                         (473,232)       (73,350)
     Deferral of revenue                                                446,275             --
     Deferred tax asset valuation allowance                              72,123       (267,317)
     Deferral of acquisition costs                                     (229,450)      (361,595)
     Amortization of deferred acquisition costs                          41,871         72,740
     Amortization and depreciation                                       18,454         51,051
     Increase in dividends and interest receivable                      (87,154)      (210,212)
     Changes in other assets and liabilities                             28,302     (1,140,481)
                                                                   ------------    -----------

     Net cash used in operating activities                              (72,285)    (1,465,617)
                                                                   ------------    -----------

Cash flows from investing activities
   Marketable securities:
     Purchases                                                       (7,773,430)            --
     Sales and redemptions                                            4,730,061      4,876,805
   Purchase of mortgage notes held for sale                          (8,325,950)    (2,193,225)
   Principal payments received on mortgage notes receivable           2,208,250        893,231
   Investment in mortgage notes held for investment                          --        (15,000)
   Real estate tax lien certificates:
     Purchases                                                       (2,245,527)    (4,162,810)
     Repayments of tax certificates                                   1,965,286        813,036
   Purchase of fixed assets                                             (20,431)      (148,227)
   Repayment of certificate loans, net                                   21,778            354
                                                                   ------------    -----------

     Net cash provided by (used in) investing activities             (9,439,963)        64,164
                                                                   ------------    -----------

Cash flows from financing activities
   Amounts paid to face-amount certificate holders                   (1,462,757)    (4,089,402)
     Amounts received from face-amount certificate holders            9,848,606      4,202,826
   Proceeds from (repayment of) warehouse line borrowings, net        4,704,400             --
   Net dividends paid                                                        --       (579,934)
                                                                   ------------    -----------

     Net cash provided by (used in) financing activities             13,090,249       (466,510)
                                                                   ------------    -----------

     NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                              (456,000)    (1,867,963)

Cash and cash equivalents, beginning                                  5,538,094      3,716,393
                                                                   ------------    -----------
Cash and cash equivalents, end                                     $  5,082,094    $ 1,848,430
                                                                   ============    ===========
Supplemental disclosure of significant noncash investing
     and financing activities:
       Contribution of assets from State Bond                      $    639,227    $        --
                                                                   ============    ===========
       Transfer of mortgage notes and tax certificates to REO      $  2,500,912    $        --
                                                                   ============    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SBM CERTIFICATE COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2002

1. ORGANIZATION AND BASIS OF PRESENTATION

      SBM Certificate Company (the "Company" or "SBM-MD") was formed on May 24, 2000 under the laws of the State of Maryland. The Company is a wholly owned subsidiary of State Bond & Mortgage Company, LLC ("State Bond") and State Bond is a wholly owned subsidiary of 1st Atlantic Guaranty Corporation ("1st Atlantic"), a Maryland corporation. The Company is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the "1940 Act"). Face-amount certificates issued by the Company entitle the certificate holder to receive, at maturity, the principal investment and accrued interest. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q.

      On July 19, 2000, SBM-MD completed a merger transaction with SBM Certificate Company, a Minnesota corporation ("SBM-MN"), whereby the Company became the surviving corporation (See note 2). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      On December 17, 2000, 1st Atlantic contributed, its 100% ownership interest in Atlantic Capital Funding Corporation ("ACFC") by assigning its 10,000 shares of ACFC Common Stock to SBM-MD, along with two mortgage notes (the "Contribution"). The Contribution resulted in additional paid-in capital to SBM-MD for the investment in ACFC, which totaled $573,957. SBM-MD also invested $1,000,000 into ACFC on this date. ACFC was formed under the laws of the state of Maryland on March 27, 1997 and is a wholly-owned subsidiary of SBM-MD. ACFC is a mortgage broker and lender that originates and sells residential and commercial real estate loans.

      Operating results for the Company for the nine months ended September 30, 2002, are not necessarily indicative of those to be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A No.1 for the year ended December 31, 2001.

2. ACQUISITION OF COMPANY BY STATE BOND & MORTGAGE COMPANY, L.L.C.

      On July 19, 2000, State Bond completed the purchase of 100% of the issued and outstanding shares of common stock of SBM-MN, from ARM Financial Group ("ARM"), a Delaware corporation (the "Acquisition"). SBM-MN was a wholly owned subsidiary of ARM and an issuer of face-amount certificates under the 1940 Act.

      State Bond effected the Acquisition as assignee under a Stock Purchase Agreement, dated March 28, 2000, by and among 1st Atlantic, SBM-MN and ARM.

      The Stock Purchase Agreement provided for a purchase price of $1,400,000, which allowed for an adjustment to the purchase price based on actual asset value at the date of the Acquisition. As a result, the purchase price was reduced to $1,350,000, of which $950,000 was paid directly to ARM and $400,000 was held by an escrow agent as security for certain post-closing obligations and liabilities of ARM under the Stock Purchase Agreement. In October 2001, a final settlement was reached with ARM relating to these post-closing obligations, whereby, the Company received $278,333 and the remainder of the escrow monies was released to ARM. The Acquisition was accounted for as a reverse merger using the purchase method of accounting, whereby SBM-MD became the surviving corporation.

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

      As a result of the Acquisition transactions, SBM-MD has succeeded SBM-MN as the "registrant" in all filings made by SBM-MN under the Securities Act of 1933 (the "1933 Act"), Securities Exchange Act of 1934 (the "1934 Act") and the 1940 Act.

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

4. DUE FROM SHAREHOLDER

      Due from shareholder represents amounts paid to John J. Lawbaugh, the controlling shareholder of 1st Atlantic, directly or through companies affiliated with Mr. Lawbaugh and other costs incurred by the Company as a result of these payments. As of September 30, 2002, these amounts totaled $1,039,721. An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due with a corresponding charge to operations. As of September 30, 2002, the allowance totaled $1,039,721.

5. REGULATORY MATTERS

      The Company is subject to restrictions relating to its regulatory reserve requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($31.3 million and $21.5 million at September 30, 2002 and December 31, 2001, respectively). The Company had qualified assets (at amortized cost) of $31.5 million and $22.2 million at those respective dates.

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

      Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of September 30, 2002 and December 31, 2001, as shown in the following table. Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

                                                 ------------    ------------
                                                 September 30,    December 31,
                                                     2002             2001
                                                 ------------    ------------
      Total qualified assets at amortized cost   $ 31,488,175    $ 22,175,092
                                                 ------------    ------------
      Certificate reserve under Section 28(a)    $ 31,078,753    $ 21,311,350
      Less:  Certificate loans                   $    (76,359)   $    (98,137)
      Plus:  Base capital requirement            $    250,000    $    250,000
                                                 ------------    ------------
      Required deposits                          $ 31,252,394    $ 21,463,213
                                                 ------------    ------------

                     Excess qualified assets     $    235,781    $    711,879
                                                 ------------    ------------

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

Certain Significant Events

      Recently, management of the Company discovered facts that came to its attention regarding several transactions (the "Questioned Transactions") involving the Company. The Questioned Transactions raised concerns that the Company's Chairman of the Board and Chief Executive Officer, John J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the 1933 Act and the 1934 Act, caused the Company to improperly report asset balances, and diverted cash assets of the Company to himself directly or indirectly during 2000, 2001 and 2002 totaling $1,768,917, of which $900,000 was repaid by Mr. Lawbaugh to the Company. The balance of $868,417, together with legal and accounting costs incurred by the Company because of these matters, which totaled $170,804 as of September 30, 2002, constitute the due from shareholder on the Consolidated Balance Sheet of the Company as of September 30, 2002 of $1,039,721. An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due from the shareholder with a corresponding charge to operations.

      The following summarizes the impact of the Questioned Transactions on the Company for the respective periods:

                                  NINE MONTHS ENDED           YEAR ENDED             YEAR ENDED
                                  SEPTEMBER 30, 2002      DECEMBER 31, 2001       DECEMEBR 31, 2000             TOTAL
                                  ------------------      -----------------       -----------------          ------------
Qualified Assets                     $   (56,700)            $(1,396,907)            $  (292,236)            $(1,745,843)
Additional Paid in Capital           $        --             $  (707,550)            $        --             $  (707,550)
Shareholder's Equity                 $  (227,503)            $(1,146,957)            $  (292,236)            $(1,666,696)
Net Loss                             $  (227,503)            $  (439,407)            $  (292,236)            $  (959,646)

      Due to the discovery of the Questioned Transactions, the Company suspended the sale of its face-amount certificates on August 16, 2002. The Company restated its financial statements and added disclosure to its Form 10-Q Quarterly Reports and Form 10-K Annual Reports filed with the SEC for the periods affected to properly reflect the nature and affects of these transactions. The Company has not yet resumed sales. An amendment to the Company's 1933 Act registration statement for its face-amount certificates is pending at the SEC.

      As a result of the Questioned Transactions, on August 16, 2002, the Company's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions. The Company filed its Form 8-K Current Report dated October 3, 2002, with the SEC on October 4, 2002. That Form 8-K Current Report describes the findings of the Special Committee created by the Board of Directors to oversee the investigation of Mr. Lawbaugh's transactions, summarizes the nature of the transactions and discusses various related matters.

      Further, on November 12, 2002, Mr. Lawbaugh resigned from the Board of Directors of the Company and on November 14, 2002, entered into a Stock Escrow Agreement ("Escrow Agreement"). The Escrow Agreement places Mr. Lawbaugh's shares of 1st Atlantic capital stock into escrow and removes his voting rights associated with the shares.

Results of Operations

For the three months ended September 30, 2002 compared with the three months ended September 30, 2001

      The Company had a net loss of $424,508 and $242,018 for the three months ended September 30, 2002 and 2001, respectively. The net loss for the three months ended September 30, 2002 and September 30, 2001, respectively, stemmed mainly from net investment loss of $728,765 and $525,391. The increase in net investment loss was due to an increase in the interest credited on certificate liabilities.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $89,563 during the three months ended September 30, 2002 compared to $353,238 for the three month period ended September 30, 2001. On an annualized yield basis, these amounts reflect net investment spread of 1.26% and 6.58% for the three months ended September 30, 2002 and 2001, respectively. The Company's investment income increased to $612,810 from $603,910 for the three months ended September 30, 2002 and 2001, respectively. The investment income represents annualized investment yields of 13.41% and 11.62% on average cash and investments of $28.1 million and $21.3 million for the three months ended September 30, 2002 and 2001, respectively.

      Investment and other expenses were $818,328 and $878,629 for the three months ended September 30, 2002 and 2001, respectively. Investment and other expenses is comprised mainly of the administrative services fee paid to State Bond, reserve for losses on the shareholder receivable and other expenses. The losses on the shareholder receivable relate to an allowance established on uncollectible amounts due from shareholder (see Note 4 of the Notes to Consolidated Financial Statements). Other expenses consists mainly of legal fees, accounting fees and advertising costs.

      Net other operating income (loss) for the three months ended September 30, 2002 and 2001, was ($25,215) and $62,649, respectively. This consists of the mortgage lender operations of ACFC. Other operating income for the three months ended September 30, 2002 and 2001 was $667,888 and $296,140, respectively. The income is derived from loan origination fees, gain on sale of mortgage notes and other processing and underwriting loan fees relating to originating, selling and brokering loans. The increase in revenue was due to an increase in the volume of loan origination. Other operating expenses for the three months ended September 30, 2002 and 2001 were $693,103 and $233,491, respectively. The increase was mainly due to more commissions paid from an increase in loan origination volume for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

      Realized investment gains were $329,472 and $14,617 for the three months ended September 30, 2002 and 2001, respectively. Realized investment gains are primarily interest-rate related and attributable to the asset/liability management strategies of the Company. The Company invests in various of types of investments ranging from fixed maturity securities, equity securities, mortgage notes (originated by ACFC) and real estate tax lien certificates. The objective of each investment is to provide a reasonable return while limiting liquidity and credit risks.

      The Company's investments in marketable securities totaled $7,403,493 at September 30, 2002, 22.26% of the investment portfolio. Marketable securities consist of fixed maturity securities and equity securities. As of September 30, 2002, the Company held no securities that had defaulted on principal or interest payments. Fixed maturities include corporate debt, mortgage-backed securities ("MBSs") and asset-backed securities, which include pass-through securities. MBSs are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. The degree to which a security is susceptible to either an increase or decrease in yield due to prepayment speed adjustments is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

      The Company's investments in residential real estate mortgage notes receivable totaled $11,159,106 at September 30, 2002, 33.56% of the investment portfolio. The notes accrue interest at rates ranging from 6.25% to 14.5% per annum and are secured by the underlying real property. The loan to value ratio on all notes is no greater than 75%, which is in accordance with the guidelines of the DC Insurance Code. The Company's intention is to sell the mortgage notes held for sale to buyers under certain favorable market conditions.

      The Company's investment in real estate owned ("REO") of $2,645,324, 7.95% of the investment portfolio at September 30, 2002, is a result of non-performing mortgage notes on which the Company foreclosed. REO consists of two properties and the Company is currently negotiating sale agreements on the properties. Property held for sale of $503,925 is the cost basis of a property held by the Company. The property is currently under contract for sale for $2.3 million. The sale is scheduled to close in December 2002.

      In July 2002, the Company purchased an interest in a residual mortgage certificate for $4,500,000. The residual interest represents a right to receive excess cash flow, if any, from a securitization trust, or REMIC. The assets of the securitization trust consist of single-family residential first mortgages with maturity dates through 2026. Although maturity dates extend through 2026, due to prepayment risk, management estimates a much shorter life of the trust's underlying mortgages. As of September 30, 2002, the residual mortgage certificate had a balance of $4,178,571, 12.44% of the investment portfolio.

      The Company's other significant investment type are real estate tax lien certificates. These certificates are comprised of delinquent real estate tax bills purchased from municipalities. They accrue interest at the rate of 20% per annum on the outstanding taxes due, are payable by the property owner and are secured by a first lien on the property on which the tax is owed. In all cases, the certificates are significantly over-collateralized by the underlying property. As of September 30, 2002, the tax lien certificates had a balance of $2,206,560, 6.64% of the investment portfolio.

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

      Certificate liability increased $3,418,540 or 11.57% for the three months ended September 30, 2002, as compared to the period ended June 30, 2002, as sales and renewals exceeded maturities and surrenders. Of the face-amount certificates reaching their maturity date during the three month ended September 30, 2002 and 2001, 84% and 73%, respectively, were renewed.

For the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001

      The Company had net loss of $737,240 and $973,967 for the nine months ended September 30, 2002 and 2001, respectively. The net loss for the nine months ended September 30, 2002 stemmed mainly from the net investment loss of $1,209,998 as compared to the net investment loss of $1,383,771 for the nine months ended September 30, 2001. The decrease in net investment loss was due to an increase in total investment income for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $1,153,023 during the nine months ended September 30, 2002 compared to $330,585 for the nine months ended September 30, 2001. On an annualized yield basis, these amounts reflect net investment spread of 5.41% and 2.05% for the nine months ended September 30, 2002 and 2001, respectively. The Company's investment income increased to $1,917,856 from $1,298,117 for the nine months ended September 30, 2002 and 2001, respectively. The investment income represents annualized investment yields of 11.34% and 8.59% on average cash and investments of $28.1 million and $21.3 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in investment income is mainly attributable to a higher overall yield on the mortgage note portfolio for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in yield was mainly due to the Company investing in several new mortgage notes with a higher rate of return.

        Investment and other expenses were $2,363,021 and $1,714,356 for the nine months ended September 30, 2002 and 2001, respectively. The increase was due to an increase in the administrative services fee and an increase in other expenses. The increase in the administrative services fee was due to the payment to State Bond in 2002 for the fee being made in the form of an administrative services fee, whereas, for the nine months ended September 30, 2001 the payment to State Bond was in the form of both an administrative services fee and dividends. Total dividends paid to cover the management costs and the administrative services fee combined for the nine months ended September 30, 2001 was $1,230,773 ($650,839 of administrative services fee and $579,934 of dividends) compared to $1,407,000 of an administrative services fee for the nine months ended September 30, 2002. The increase in other expenses from $469,744 for the nine months ended September 30, 2001 to $588,983 for the nine months ended September 30, 2002 was mainly due to an increase in the advertising expense of the Company.

        Net other operating income for the nine months ended September 30, 2002 and 2001, was $71,649 and $69,137, respectively. This consists of the mortgage lender operations of ACFC and revenue recognized from a deferred origination fee on a loan held by SBM. Other operating income for the nine months ended

September 30, 2002 and 2001 was $1,569,298 and $666,713, respectively. The income is derived from loan origination fees, gain on sale of mortgage notes and other processing and underwriting loan fees relating to originating, selling and brokering loans. The increase in revenue was due to an increase in the volume of loan origination and the recognition of a deferred origination fee by SBM. Other operating expenses for the nine months ended September 30, 2002 and 2001 were $1,497,649 and $597,576, respectively. The increase was mainly due to more commissions paid from an increase in loan origination volume for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

      Realized investment gains were $473,232 and $73,350 for the nine months ended September 30, 2002 and 2001, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Most of the Company's qualified assets are represented by marketable securities, real estate mortgage notes, property held for sale, interest in a residual mortgage certificate and real estate tax lien certificates. The management of interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

      At September 30, 2002, the Company has $7.4 million invested in marketable securities, which consists of fixed maturity securities and equity securities. Fixed maturity securities consist of US Treasuries, municipal bonds, mortgage-backed securities and corporate debt. The market value of these investments fluctuates with changing economic conditions. All are influenced greatly by market interest rates. Corporate debt market value is also weighed by the performance of the company that issued the debt. Upgrades or downgrades in the rating of a corporate bond will increase or decrease the market value of such investment. The Company's investments in equity securities are subject to market risk and fluctuations in the market value of the securities. Fluctuations in market value of marketable securities affect the yield on the investment and could result in a reduction in the principal amount invested in the security. The Company takes into account the current and expected future market environment in evaluating investment risk and investment yields.

      The Company has $14.3 million of its portfolio invested in real estate and real estate loans, which includes $11.2 million of mortgage notes held for sale, $.5 million of property held for sale and $2.6 million of REO. Fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company will invest only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no greater than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

      The Company also invests in real estate tax lien certificates, which have a balance of $2.2 million at September 30, 2002. The greatest risk associated with this investment is the time and costs of a foreclosure process when amounts remain unpaid beyond the Company's aging policy. The risk is mitigated by the Company's first priority lien on the property on which the tax is owed, and the Company's general policy of securing these investments only with properties in which the amount advanced by the Company to acquire the certificates is less than 5% of the market value of the property that secures the investment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that are filed or submitted under the 1934 Act is adequately disclosed and accurately reported. There were no significant changes in internal controls or in other factors that significantly affect internal controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is currently involved in no material legal or administrative proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

               (99.1)  Written Statement of the Chief Executive Officer.

               (99.2)  Written Statement of the Chief Financial Officer.


        (b)    REPORTS ON FORM 8-K

               The Company filed one report on Form 8-K during the three months ended September 30, 2002. The Company's Form 8-K Report dated August 16, 2002 was filed by the Company on August 20, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 25, 2002.

Date: November 25, 2002                      SBM CERTIFICATE COMPANY


                                             /s/ Eric M. Westbury
                                                 ----------------------------
                                                 President

Date: November 25, 2002                      /s/ Trey Stafford
                                                 ----------------------------
                                                 Chief Financial and Accounting
                                                 Officer

                                  CERTIFICATION

I, Eric M. Westbury, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant, SBM Certificate Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 25, 2002

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

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 25, 2002
                                       /s/Trey Stafford
                                       ---------------------------------
                                          Trey Stafford
                                          Chief Financial and Accounting Officer
                                          (Principal Financial Officer)