Form 10-K
period 2002-12-31
SBM CERTIFICATE CO
filed 2003-04-18
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

As of March 31, 2003, 250,000 shares of the registrant's common stock, $1 par value, were outstanding. The registrant is a wholly-owned subsidiary and, therefore, its common stock is not traded on a public market.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                EXPLANATORY NOTE

      On July 19, 2000, SBM Certificate Company, a Maryland corporation ("SBM-MD") and SBM Certificate Company, a Minnesota corporation ("SBM-MN") consummated a reverse merger transaction ("the Merger") pursuant to which SBM-MD became the surviving corporation. As a result of the Merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations", SBM-MD is considered the acquiring enterprise for financial reporting purposes. Accordingly, this Form 10-K for the year ended December 31, 2002 presents SBM-MD's financial information together with SBM-MN's historical financial information.

                                TABLE OF CONTENTS

PART I

Item 1.  Business ..................................................................    3
Item 2.  Properties ................................................................    8
Item 3.  Legal Proceedings .........................................................    8
Item 4.  Submission of Matters to a Vote of Security Holders .......................    8

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .....    8
Item 6.  Selected Financial Data ...................................................    9
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...................................................   10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ................   17
Item 8.  Financial Statements and Supplementary Data ...............................   18
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ....................................................   18

PART III

Item 10. Directors and Executive Officers of the Registrant ........................   18
Item 11. Executive Compensation ....................................................   20
Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters .........................................   20
Item 13. Certain Relationships and Related Transactions ............................   21
Item 14. Controls and Procedures ...................................................   22

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   23

Certification of Chief Executive Officer and Chief Financial Officer ...............   27

PART I

ITEM 1. BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS

      SBM Certificate Company (the "Company") was incorporated in Maryland on May 24, 2000. It is a wholly-owned subsidiary of State Bond & Mortgage Company, L.L.C. ("State Bond"), a Maryland limited liability company. The Company's executive offices are located at 5101 River Road, Suite 101, Bethesda, Maryland 20816; its telephone number is 301-656-4200.

      On July 19, 2000, State Bond completed the purchase of all of the outstanding common stock of SBM Certificate Company, a Minnesota corporation ("SBM MN"), from ARM Financial Group, Inc. ("ARM"), a Delaware corporation (the "Acquisition"). State Bond effected the Acquisition as assignee under a Stock Purchase Agreement, dated March 28, 2000, by and among 1st Atlantic Guaranty Corporation ("1st Atlantic"), a Maryland corporation, and ARM ("Stock Purchase Agreement"). State Bond is wholly-owned by 1st Atlantic. The Company and 1st Atlantic are face-amount certificate companies registered as such under the Investment Company Act of 1940 ("1940 Act").

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

      The Company assumed the face-amount certificate business of SBM MN. The Company's predecessors have issued various series of face-amount certificates of the fully paid and installment type since 1914. The Company has assumed the obligations under SBM MN's outstanding face-amount certificates as a result of the Acquisition.

      On December 17, 2000, 1st Atlantic contributed its 100% ownership of Atlantic Capital Funding Corporation ("ACFC") to the Company. ACFC is a mortgage broker and lender in conventional and HUD mortgage programs as well as commercial lending.

Recent Significant Events

      In 2002, management of the Company discovered facts that came to its attention regarding several transactions (the "Questioned Transactions") involving the Company. The Questioned Transactions raised concerns that the Company's Chairman of the Board and Chief Executive Officer, John J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the 1933 Act and the 1934 Act, caused the Company to improperly report asset balances, and diverted cash assets of the

Company to himself directly or indirectly during 2000, 2001 and 2002 totaling $1,768,917, of which $900,000 was repaid by Mr. Lawbaugh to the Company. The balance of $868,917, together with legal and accounting costs incurred by the Company because of these matters, which totaled $349,764 as of December 31, 2002, constitute the amounts due from shareholder totaling $1,218,181 on the December 31, 2002 Consolidating Balance Sheet of the Company. An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due from the shareholder with a corresponding charge to operations.

      As a result of the Questioned Transactions, on August 16, 2002, the Company's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions and authorized an investigation into the Questioned Transactions. The investigation was performed by the Company's management under the supervision of two directors of the Board (the "Special Committee") and the Company's independent auditors. The Company filed its Form 8-K Current Report dated October 3, 2002, with the SEC on October 4, 2002. That Form 8-K Current Report describes the findings of the Special Committee created by the Board of Directors to oversee the investigation of Mr. Lawbaugh's transactions, summarizes the nature of the transactions and discusses various related matters. In addition, the Company suspended the sale of its face-amount certificates on August 16, 2002. The Company restated its financial statements and amended its Form 10-Q Quarterly Reports and Form 10-K Annual Reports filed with the Securities and Exchange Commission (the "SEC") for the periods affected to properly reflect the nature and effect of these transactions. The Company has not yet resumed sales. An amendment to the Company's 1933 Act registration statement for its face-amount certificates is pending at the SEC, but the Company cannot, at this time, state when the sale of its certificates will resume.

      On November 12, 2002, Mr. Lawbaugh resigned from the Board of Directors of the Company and on November 14, 2002, entered into a Stock Escrow Agreement ("Escrow Agreement"). The Escrow Agreement places Mr. Lawbaugh's shares of 1st Atlantic capital stock, representing majority ownership of 1st Atlantic, into escrow and removes his voting rights associated with the shares. The Company filed a Form 8-K Current Report dated November 12, 2002, with the SEC on November 27, 2002. That Form 8-K Current Report describes the terms and conditions of the Escrow Agreement, which, among other things, provides for the sale of all of Mr. Lawbaugh's shares of 1st Atlantic capital stock. Currently, the Company is seeking a buyer of Mr. Lawbaugh's shares of 1st Atlantic common stock. See Note N and Note O of the Notes to Consolidating Financial Statements of the Company for more disclosure of these events and transactions.

The following summarizes the impact of the Questioned Transactions on the Company for the respective periods indicated:

                                    YEAR ENDED           YEAR ENDED           YEAR ENDED
                                DECEMBER 31, 2002    DECEMBER 31, 2001    DECEMEBR 31, 2000       TOTAL
                                -----------------    -----------------    -----------------    -----------
Qualified Assets                    $ (56,700)          $(1,396,907)          $(292,236)       $(1,745,843)
Additional Paid in Capital          $      --           $  (707,550)          $      --        $  (707,550)
Shareholder's Equity                $(265,762)          $(1,146,957)          $(292,236)       $(1,704,955)
Net Loss                            $(365,763)          $  (439,407)          $(292,236)       $(1,097,406)

Potential Impact of Certain Regulatory Concerns

      Since the filing of its Form 8-K dated August 16, 2002, which reported the discovery of the Questioned Transactions and the removal of Mr. Lawbaugh from his positions with the Company, the Company has been engaged in ongoing discussions with staff members (the "Staff") of the SEC concerning the Questioned Transactions, the results of the Special Committee's investigation and various related matters such as are referred to above under "Recent Significant Events." In addition, the Staff initiated a regulatory examination of 1st Atlantic in October 2002. In January 2003, the Staff advised 1st Atlantic that it believed the reserves required to be maintained by 1st Atlantic under the 1940 Act to support 1st Atlantic's outstanding face-amount certificates were inadequate. The Company understands that the Staff's position is that certain transfers of 1st Atlantic's assets to the Company were made without consideration resulting in a reduction in 1st Atlantic's reserves materially below the minimum amount required by the 1940 Act. The assets so transferred by 1st Atlantic, through State Bond, to the Company are discussed in Note S of the Notes to the Consolidating Financial Statements included in this Form 10-K Annual Report.

      1st Atlantic has taken the position that the common stock of the Company that it owns, through State Bond, and that it owned at the time of the above transfers, may be treated as a qualified asset for purposes of the certificate reserve requirements of the 1940 Act. Members of the Staff have stated that they disagree with 1st Atlantic's position. At the same time, the Company has been actively seeking a buyer for Mr. Lawbaugh's majority ownership of 1st Atlantic common stock. The Company understands that its President, Eric M. Westbury and certain non-affiliated investors propose to form a partnership and obtain financing sufficient to purchase Mr. Lawbaugh's shares of 1st Atlantic, now held in escrow, under a plan that, among other things, is intended to address the Staff's concerns regarding 1st Atlantic's compliance with the reserve requirements of the 1940 Act. The Company cannot, of course, provide any assurances in that regard.

      On March 17, 2003, the Staff advised 1st Atlantic, through its counsel, that in the absence of satisfactory evidence of an imminent transaction that would restore 1st Atlantic's reserves, the Staff would recommend to the Commission that a civil injunctive action be brought against 1st Atlantic seeking emergency relief, including among other things, the appointment of a receiver. 1st Atlantic has informed the Staff regarding the plan of Mr. Westbury and others to purchase Mr. Lawbaugh's shares as described above. Discussions with the Staff are continuing as of the date of the filing of this Form 10-K Annual Report.

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The Company has two business segments, the face-amount certificate company segment of SBM and the mortgage company segment of ACFC. The consolidating financial statements of the Company presented in Item 15 present the detailed financial information of each separate business segment.

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

      The Company issues various series of single-payment investment certificates with guarantee periods of three, five, seven and ten years, respectively. Unless otherwise instructed by the holder, a certificate, by its terms, automatically continues for another guarantee period of the same duration until the certificate's maturity date. The certificates mature no later than 30 years from the date they are issued. The Company's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities. As indicated above under "Recent Significant Events," the Company suspended the sale of its certificates on August 16, 2002. Any use in this Form 10-K Annual Report of the term "offer," "sale" or "issues" and any discussion in that context, is qualified by such suspension.

      The Company periodically declares the interest rates payable for a certificate's guarantee period. The interest rate declared is applicable for the entire guarantee period. The prevailing interest rates available on interest-bearing instruments are a primary consideration in deciding upon the interest rates declared by the Company. However, the Company has complete discretion as to what interest rates it declares for the certificates. At the end of a guarantee period, the interest rates in effect for the succeeding guarantee period may be greater or lesser than the rates in effect for the expiring guarantee period.

      SBM Certificate Company's gross income is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed-rate certificate liability ("investment spread"). The Company's net income is determined by deducting investment and other expenses and federal income taxes from the investment spread. The investment spread is affected principally by the Company's investment decisions, general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and the Company's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on its earnings. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition".

      The Company accrues liabilities, for which it maintains reserves for its certificate obligations in accordance with the 1940 Act. In general, the Company establishes its certificate liability monthly in an amount equal to the certificates' surrender value. Under provisions of the 1940 Act, the Company is permitted to invest its reserves only in assets that constitute "qualified investments" and such other assets as the SEC may permit under the 1940 Act.

      ACFC principally is a mortgage lender and mortgage broker of single-family residential mortgages (conventional and FHA), which are sold to investors. ACFC is approved as a nonsupervised lender under the HUD Title II program, which has a required net worth based on a prescribed calculation.

Management of Investments

      Subject to the oversight of the Board of Directors, the Company's management is responsible for selecting and managing the Company's securities investments to ensure that the Company has, in cash or qualified investments, assets having an aggregate value not less than that required by applicable law. Qualified investments are defined as investments of a kind which life insurance companies are permitted to invest in or hold under provisions of the Insurance Code of the District of Columbia. Management also is responsible for placing orders for the purchase and sale of the Company's securities investments with brokers and dealers. In the future, the Company expects to engage one or more investment advisers to assist the Company in the management of its securities investments.

Sale of Certificates and Competition

      The Company sells its certificates directly and through broker-dealers who have entered into selling agreements with the Company. Sales also may be made to members of affinity groups, including service organizations, non-profit associations and other types of member organizations.

      The Company's face-amount certificate business competes in general with various types of individual savings products which offer a fixed-rate of return on investors' money, especially insurance, bank and thrift products. Some of these other products are insured by governmental agencies or funds or private third parties. The Company's certificates are not guaranteed or insured by any governmental agency or fund or independent third party but are supported by reserves required by law. The Company's ability to offer competitive interest rates, attractive terms, and efficient service are its primary basis for meeting competition.

Relationship with State Bond

      The Company is an independent operating entity, but relies upon State Bond and its affiliates to provide it with management, marketing and administrative services, as well as personnel, for the conduct of the Company's business. See "Item 13. Certain Relationships and Related Transactions."

Regulation

      Like many financial service companies which offer investment opportunities to the public, the Company is subject to governmental regulation. In particular, the 1940 Act and rules issued by the SEC specify certain terms for face-amount certificates, the method for calculating reserve liabilities on outstanding certificates, the minimum amounts and types of investments to be deposited with a qualified custodian to support such reserve liabilities, and a variety of other restrictions. See Note B and Note T of Notes to Consolidating Financial Statements of the Company for more detail on the policies of the Company related to these regulations.

(d)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
      SALES

      The Company has no foreign operations.

ITEM 2. PROPERTIES

      The Company's executive offices are located at 5101 River Road, Suite 101, Bethesda, Maryland. The executive offices are the primary location for State Bond's and the Company's investment, accounting, corporate accounting, marketing activities and various support personnel. These offices are leased by State Bond which makes them available to the Company under an Administrative Services Agreement. See "Item 13. Certain Relationships and Related Transactions." The Company also maintains administrative offices at 125 Minnesota Street, New Ulm, Minnesota.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following table contains selected financial data of the Company for the five years ended December 31, 2002. The financial data was derived from the Company's audited financial statements. The report of Reznick Fedder & Silverman, independent auditors, with respect to the years ended December 31, 2002, 2001 and 2000, appear at page F-02 of this Annual Report. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, related notes, and other financial information included in this Annual Report.

                                                                          YEAR ENDED DECEMBER 31
                                                      --------------------------------------------------------------
                                                        2002        2001        2000        1999        1998
                                                      -------     -------     -------     -------     -------
                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Total investment income                                 2,439       1,615       1,618       2,292       2,827
Interest credited on certificate reserves              (1,349)     (1,173)     (1,523)     (1,615)     (2,063)
Net investment spread                                   1,090         442          95         677         763
Total investment and other expenses                    (2,951)     (1,973)       (528)       (376)       (576)
Federal income tax (expense) benefit                       --          --         621         102         (54)
Net investment income (loss)                           (1,861)     (1,531)        188         409         134
Net other operating income (loss)                         118         (38)         --          --          --
Federal income tax (expense) benefit                       --         288          --          --          --
Net investment and other operating income (losses)     (1,743)     (1,281)        188         409         134
Net realized investment gains (losses)                    473          69        (429)       (373)       (103)
Net operating income (loss)                            (1,270)     (1,212)       (241)         36          31
Non-operating expense                                    (406)       (470)       (342)         --          --
Net income (loss)                                      (1,676)     (1,682)       (583)         36          31
Earnings (loss) per share*                              (6.70)      (6.73)      (2.33)       0.14        0.12

BALANCE SHEET DATA (END OF PERIOD)
Total assets                                           35,115      23,881      21,967      34,285      39,354
Total liabilities                                      38,696      24,152      21,527      30,117      34,068
Shareholder's equity                                   (3,581)       (271)        440       4,168       5,028

----------
*     Earnings (loss) per share based on 250,000 shares issued and outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company's predecessor, SBN MN, was incorporated in June 1990 to assume the face-amount certificate business of SBM Company ("SBM") which began in 1914. ARM purchased most of the assets of SBM in June 1995 and continued the issuance of face-amount certificates through SBM MN, then a wholly-owned subsidiary of ARM. As a result of the Acquisition, the Company has assumed the obligations of SBM MN's outstanding face-amount certificates and offers various series of single-payment face-amount certificates. The Company issues and services fixed rate face-amount certificates and provides related services to holders of the certificates. ACFC performs mortgage lender and mortgage broker activities.

      The Questioned Transactions involving John J. Lawbaugh, referred to in "Item 1. Business: Recent Significant Events," that are more fully described in Note N and Note O of the Notes to Consolidating Financial Statements in "Item 8. Financial Statements and Supplementary Data," have had a materially adverse impact upon the Company's financial condition, operations and ability to carry on the sale of its face-amount certificates, which were suspended on August 16, 2002.

      Consistent with the terms of the Escrow Agreement, the Company is seeking a buyer for Mr. Lawbaugh's shares of 1st Atlantic being held in escrow. Mr. Lawbaugh did not identify a potential purchaser within 60 days as required under the terms of the Escrow Agreement. The Company is actively seeking a buyer for Mr. Lawbaugh's shares of 1st Atlantic and is hopeful that a sale, on terms acceptable to the Board of Directors, may be consummated in the near future. The Company cannot, however, provide any assurances, nor can it make any representation, that a buyer will in fact be found and a transaction can be effected upon satisfactory terms.

Financial Condition, Changes in Financial Condition and Results Of Operations

2002 compared with 2001

      During 2002, total assets increased $11.2 million from $23.9 million in 2001 to $35.1 million in 2002, while certificate liability increased $9.4 million from $23.8 million in 2001 to $33.2 million in 2002. The increase in total assets and certificate liability is primarily due to certificate sales exceeding certificate maturities, redemptions and early surrenders.

      The Company's earnings are derived primarily from net investment income and net other operating income. Net investment income is income earned from invested assets less investment and other expenses and interest credited on certificate reserve liability. Net other operating income is income earned from the origination of loans in the mortgage lender/broker business less operating expenses. Changes in net investment income are largely due to changes in the rate of return on investments. Changes in net other operating income is attributable to changes in the volume and pricing of loans originated.

      The Company had a net loss of $1,676,316 and $1,681,812 for the years ended December 31, 2002 and 2001, respectively. The net loss for the years ended December 31, 2002 and 2001, stemmed mainly from the net investment loss before income tax of $1,861,228 and $1,530,750, respectively, and the reserve for losses - shareholder receivable of $405,963 and $469,982, respectively. See "Item 1. Business: Recent Significant Events" to this Form 10-K and Note N and Note O of the Notes to the Consolidating Financial Statements for further description of the reserve for losses - shareholder receivable. The net investment loss before income tax for 2002 and 2001 was due mainly to the combination of investment and other expenses and interest credited on certificate liability exceeding the income generated from the investment portfolio. During 2002 and 2001, the Company held several non-revenue producing assets, which had a negative impact on the income generated from the investment portfolio. In addition, high operational costs related to the administrative services fee, legal fees and advertising resulted in an operating loss. The reserve for losses - shareholder receivable contributed further to the net loss for the years ended December 31, 2002 and 2001.

      Investment income (excluding realized investment gains and losses) in 2002 was $2,438,503 compared to investment income of $1,615,128 for 2001. Investment income plus realized investment gains represents annualized investment yields of 10.38% and 7.90% on average cash and investments of $28.0 million and $21.3 million for 2002 and 2001, respectively. The increase in investment income is attributable to an increase in cash and investments being held by the Company and an increase in the yield of the investment portfolio. The increase in investment portfolio yield was primarily due to realized gains totaling $472,721 resulting from the sale of available-for-sale securities.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $1,089,179 for 2002 compared to $442,576 in 2001. On an annualized yield basis, these amounts reflect net investment spread for 2002 and 2001 of 3.82% and 1.98%, respectively.

      Interest credited on certificate reserves for 2002 and 2001 was $1,349,324 and $1,172,552, respectively. These amounts represent annualized average rates of interest credited of 4.73% and 5.24% on average certificate liability of $28.5 million and $22.4 million for 2002 and 2001, respectively. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made by the Company periodically. In addition, there are surrender charges on new face-amount certificates resulting in the overall decrease in the average crediting rate.

      Investment and other expenses were $2,950,407 and $1,973,326 for 2002 and 2001, respectively. The increase in investment and other expenses was the result of an increase in the administrative services fee to the Company's parent, State Bond, and an increase in other operating expenses. The increase in the administrative services fee was due to the payment of the fee to State Bond in 2002 being classified solely as an administrative services fee, whereas, in 2001, the payment to State Bond was in the form of both an administrative services fee totaling $1,078,839 and dividends of $579,934. Total dividends paid plus the administrative services fee in 2002 and 2001 was $1,794,700 and $1,658,773, respectively. Investment and other expenses were further increased by higher advertising costs for the year ended December 31, 2002, as compared to the year ended December 31, 2001. Advertising expense for the year ended December 31, 2002 was $361,739 as compared to $93,422 for the year ended December 31, 2001. The increase in advertising expense in 2002 was due to the Company's advertising campaign associated with its retail sales division.

      Net other operating income (loss) before income tax for the years ended December 31, 2002 and 2001, was $118,154 and ($38,041), respectively. This consists of the mortgage lender/broker operations of ACFC. For the years ended December 31, 2002 and 2001, other operating income was $2,261,801 and $897,267, respectively. This income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating and brokering loans. The increase in other operating income for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was due to an increase in the volume of loans originated. For the years ended December 31, 2002 and 2001, other operating expenses were $2,143,647 and $935,808, respectively. These expenses consist of salaries and commissions paid in relation to originating and brokering loans and other costs in operating the mortgage company. The increase in other operating expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001, was mainly due to higher commissions paid on the increased revenues generated.

      Realized investment gains were $472,721 and $68,697 for 2002 and 2001, respectively. The increase in realized investment gains was due to the sale of certain available-for-sale securities, which had significant increases in their market value over their original cost. Realized investment gains and losses are primarily interest-rate related and attributable to the asset/liability management strategies of the Company. The Company invests in a mixture of investments ranging from fixed maturity securities, equity securities, mortgage notes, real estate, and real estate tax lien certificates. The objective of each investment is to provide reasonable returns while limiting liquidity and credit risks.

      In the event that the Company experiences higher than historical levels of certificate surrenders, the Company might need to liquidate investments other than in accordance with its normal asset/liability management strategy and, as a result, the Company could experience substantial realized investment losses.

      For the year ended December 31, 2002 and 2001, reserve for losses - shareholder receivable was $405,963 and $469,982, respectively. See "Item 1.
Business: Recent Significant Events" to this Form 10-K and Note O of the Notes to Consolidating Financial Statements for further descriptions of this item.

2001 compared with 2000

      During 2001, total assets increased $1.9 million from $22.0 million in 2000 to $23.9 million in 2001, while certificate liability increased $2.9 million from $20.9 million in 2000 to

$23.8 million in 2001. The increase in total assets and certificate liability is primarily due to certificate sales exceeding certificate maturities, redemptions and early surrenders.

      The Company's earnings are derived primarily from net investment income and net other operating income. Net investment income is income earned from invested assets less investment expenses and interest credited on certificate reserve liability. Net other operating income is income earned from the origination of loans in the mortgage broker business less operating expenses. Changes in net investment income are largely due to changes in the rate of return on investments and changes in the operational costs of the Company. Changes in net other operating income is attributable to changes in the volume and pricing of loans originated.

      The Company had a net loss of $1,681,812 and $582,879 for the years ended December 31, 2001 and 2000, respectively. The increase in net loss for 2001 stemmed mainly from the net investment loss before income tax of $1,530,750 for the period ended December 31, 2001 as compared to net investment loss before income tax of $433,116 for the period ended December 31, 2000. The increase in net investment loss before income tax for 2001 was due mainly to an increase in investment and other expenses.

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

      Investment and other expenses were $1,973,326 and $527,876 for 2001 and 2000, respectively. The increase in investment and other expenses was the result of an increase in the administrative services fee paid to the Company's parent, State Bond, and other expenses. The increase in the administrative services fee was due to a majority of the payment to State Bond in 2001 being made in the form of an administrative services fee, whereas, in 2000 the payment to State Bond was in the form of both an administrative services fee and dividends. Total dividends paid plus the administrative services fee in 2001 and 2000 was $1,658,773 and $1,486,344, respectively. The increase in other expenses from $178,365 in 2000 to $704,864 in 2001 was mainly due to a new policy implemented after the Acquisition as to the payment of certain direct expenses by the Company. Prior to Acquisition, certain expenses that are currently paid by the Company were paid by ARM.

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

      For the year ended December 31, 2001 and 2000, reserve for losses - shareholder receivable was $469,982 and $342,236, respectively. See "Item 1.
Business: Recent Significant Events" to this Form 10-K and Note N and Note O of the Notes to Consolidating Financial Statements for further descriptions of this item.

Asset Portfolio Review

      The Company invests its assets in accordance with the provisions of the 1940 Act, which permits the investment of reserves only in cash or "qualified investments." Qualified investments are investments of a kind which life insurance companies may hold under the Insurance Code of the District of Columbia, and other such assets as the SEC may permit under the 1940 Act. The Company's investment policy is to invest reserves in a variety of investments that diversify risk, provide a reasonable return on investment and allow for liquidity consistent with the cash requirements of the Company. The Company's various investment types as of December 31, 2002 are fixed maturity securities, equity securities, mortgage notes, real estate and real estate tax lien certificates. The Company monitors its short-term liquidity needs to ensure that cash flow from investments allows for the payment of all of its obligations due, including expected cash outflow to certificate holders, with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. In addition, the investment strategy also is designed to provide protection of the investment portfolio from adverse changes in interest rates.

      The Company's investments in available-for-sale securities totaled $9,190,162 at December 31, 2002, 27.45% of the investment portfolio (28.22% at December 31, 2001). Available-for-sale securities consist of fixed maturity securities and equity securities. Fixed maturity securities consist of US Treasuries, municipal bonds, mortgage-backed securities and corporate debt. As of December 31, 2002, the Company held one fixed maturity security that had defaulted on interest payments. The market value of available-for-sale securities fluctuates with changing economic conditions. Fixed maturity securities are influenced greatly by market interest rates. Corporate debt market value is also weighed by the performance of the company that issues the debt. Upgrades or downgrades in the rating of a corporate bond will increase or decrease the market value of such investment. The Company's investments in equity securities are subject to market risk and fluctuations in the market value of the securities. Fluctuations in market value of equity securities affect the yield on the investment and could result in a reduction in the principal amount invested in the security. The Company takes into account the current and expected future market environment in evaluating investment risk and investment yields.

      Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company currently classifies its fixed maturity and equity securities as available-for-sale. Such securities are carried at fair value and changes in fair value, net of deferred income taxes, are charged or credited directly to shareholder's equity. During 2002, the fair value of available-for-sale securities decreased by $2,272,796, resulting in an unrealized loss, net of tax at December 31, 2002 of $2,055,348. Unrealized gain net of tax at December 31, 2001 was $217,448. Volatility in reported shareholder's equity occurs as a result of the application of SFAS No. 115, which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values. As a result, adjusting the shareholder's equity for changes in the fair value of the Company's available-for-sale securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholder's equity but does not reflect the underlying economics of the Company's business.

      The Company's investments in residential and commercial real estate mortgage notes receivable totaled $13,163,828 at December 31, 2002, 39.32% of the investment portfolio. These real estate mortgage notes accrue interest at rates ranging from 5.25% to 14.5% per annum and are secured by the underlying real property. The Company's intention is to sell the mortgage notes held for sale to a buyer under certain favorable market conditions. See Note F to the Notes to Consolidating Financial Statements.

      The Company's investment in real estate tax lien certificates are comprised of delinquent real estate tax bills purchased from municipalities at a premium. They accrue interest at the rate of 20% per annum on the outstanding principal and are secured by a first lien on the property on which the tax is owed. In all cases, the certificates are significantly over-collateralized by the underlying property. As of December 31, 2002, the real estate tax lien certificates had a balance of $1,632,437, 4.88% of the investment portfolio. See
Note I to the Notes to Consolidating Financial Statements.

      The Company holds an investment in a residual mortgage certificate with a principal balance of $4,038,607 as of December 31, 2002, 12.06% of the investment portfolio. The investment was purchased in July of 2002 and represents an ownership interest in a trust (the "Trust") that owns a securitized pool of mortgage loans. The residual interest the Company owns is a subordinate interest in the Trust. The individual mortgage notes held in the Trust generate income to the Trust, which then pays certain operating costs of the Trust and pays the owners with a guaranteed interest in the Trust. Any excess income generated after these payments is then paid to the Company. The Company will only receive payments if there is cash generated by the Trust in excess of operating costs and payments to guaranteed interest holders. The weighted average coupon rate of the underlying pool of mortgages is approximately 10.5% and the weighted average pass-through rate paid to guaranteed interest holders is 4.7%, the difference being the excess income generated by the Trust to pay operating expenses, cover reserve losses and then make payments to the Company. See Note J to the Notes to Consolidating Financial Statements.

      The Company also owns two parcels of real estate totaling $2,647,095 as of December 31, 2002, 7.9% of the investment portfolio. These properties were acquired through foreclosure of delinquent mortgage notes held by the Company. The properties are held for sale but there currently is no contract for sale.

Liquidity and Financial Resources

      As of December 31, 2002, the Company had $724,163 of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with the 1940 Act.

      The primary liquidity requirement of the Company relates to its payment of certificate maturities and surrenders and payment of its legal costs and administrative services fee. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments. The Company has $1.3 million of certificate obligation coming due in 2003. In 2002, the Company experienced an 84% renewal rate; therefore, management expects certificate obligation payments to be approximately $250,000 in 2003.

      At December 31, 2002, cash and cash equivalents totaled $2.2 million, a decrease of $3.3 million from December 31, 2001. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

      Cash flows of ($6.1) million, ($1.2) million, and $1.6 million were generated from (used in) operating activities in 2002, 2001, and 2000, respectively. These cash flows resulted principally from investment income, less management fees, changes in mortgage notes held for sale, and commissions paid. Proceeds from investing activities generated $8.9 million, $9.7 million and $6.4 million in cash flows during 2002, 2001, and 2000, respectively, which were offset by purchases of investments of $16.6 million, $7.9 million and $4.8 million, respectively.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's investments are represented by a mixture of available-for-sale securities (comprised of government and corporate bonds, mortgage-backed securities, and equity securities), mortgage notes, real estate, and real estate tax lien certificates. Managing interest rates between those earned on the Company's investments and those paid under the face-amount certificates is fundamental to the Company's investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

      Presently, the Company has a portion of its portfolio invested in real estate and real estate loans, which includes $13.2 million of mortgage notes held for sale and $2.6 million of real estate owned. Defaults by the borrower on payments due and fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company mitigates the risk associated with the mortgage notes by investing only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no higher than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

      The Company also invests in real estate tax lien certificates, which have a balance of $1.6 million at December 31, 2002. The greatest risk associated with this investment is the time and costs of the foreclosure process when amounts remain unpaid beyond the Company's aging policy. The risk is mitigated by the Company's first priority lien on the property on which the tax is owed, and the Company's general policy of securing these investments in most circumstances only with properties in which the amount advanced by the Company to acquire the certificates is less than 5% of the market value of the property that secures the investment.

      The Company's ownership of the residual mortgage certificate represents a subordinate ownership interest in the Trust. The Company assumes the risk of default on the mortgages held within the Trust. Defaults of principal and interest by borrowers will adversely affect the Company's return on this investment. A reserve for defaults was calculated into the original purchase price to mitigate the risk of loss on the investment. In addition, risk of loss is lessened by the weighted average loan to value ratio on the underlying mortgage notes as compared to the real estate securing the note being approximately 60%.

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

         Not applicable.

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

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

Each of the directors named below became directors of the Company in May 2000, upon the organization of the Company.

Iraline G. Barnes (55)              Director           Vice President, Property Funding Group, LLC; Special
                                                       Counsel, Roseman & Colin (since 1999); Prior to that,
                                                       Senior Judge, District of Columbia Superior Court;
                                                       Prior to that, Vice President of Corporate Relations,
                                                       Potomac Electric Power Co.

Kumar Barve (44)                    Director           Delegate to the State Senate, Maryland; Prior to that,
                                                       Accountant/Chief Financial Officer, Environmental
                                                       Management Services, Inc. (Hazardous Waste Disposal and
                                                       Environmental Consulting)

Nancy Hopkinson (61)                Director           Currently Retired (since 1996); prior to that, Teacher and
                                                       School Administrator, Montgomery County Public Schools
                                                       (Maryland)

Brian Murphy (59)*                  Director           Partner, Griffin, Farmer & Murphy, LLP (law firm)

Marialice B. Williams (57)          Director           President of Risk Mitigation Strategists; Chairman,
                                                       District of Columbia Housing Finance Agency; Chairman,
                                                       Advisory Committee of WPFW (89.3FM) Radio; Prior to that,
                                                       Director, Capital Markets section of the Multifamily
                                                       Division of Federal National Mortgage Association. (from
                                                       1989-1998)

Eric M. Westbury (39)               President          President, SBM Certificate Company, (since December 2000,
                                                       Executive Vice President before that from November 1999);
                                                       Executive Vice President, 1st Atlantic Guaranty Corporation
                                                       (since November 1999); prior to that, President and Chief
                                                       Operating Officer of The Washington Development Group
                                                       (private real estate development and management company),
                                                       from September 1997 through November 1999. Prior to that,
                                                       Vice-President, Market Executive (commercial and retail
                                                       banking) First Union National Bank, Washington, DC.

Trey Stafford (29)                  Chief              Vice President of Finance and Accounting, State Bond and
                                    Financial and      Mortgage, L.L.C. (since July 2001); Secretary of Board of
                                    Accounting         Directors, ACFC (since December 2001); Audit
                                    Officer            Manager/Senior, Reznick Fedder & Silverman, CPA's
                                                       (September 1997-July 2001); Staff Accountant, Charles E.
                                                       Smith Residential Realty, (September 1996-1997).

Dia H. Snowden (41)                 Secretary          Corporate Secretary, SBM Certificate Company, (since March
                                                       2002); Client Services Manager, SBM Certificate Company,
                                                       (since July 2000); prior to that, Corporate Administrator,
                                                       The Washington Development Group, Inc. (1996-1999) (private real estate development and management company).

Board of Directors

      The Board of Directors is responsible for the overall management of the Company's business. Directors are elected at the Company's annual meeting of shareholders. Each Director who is not an interested person of the Company receives an annual retainer of $500, plus a $750 fee for each regular or special Board meeting he or she attends. The Directors also receive reimbursement for their expenses incurred in attending any meeting of the Board. The Board generally meets quarterly.

Audit Committee

      The members of the Audit Committee consult with the Company's independent auditors if the auditors deem it desirable, and meet with the independent auditors at least once annually to discuss the scope and results of the annual audit of the Company and such other matters as the Committee members deem appropriate or desirable. Directors Barnes, Barve and Williams are members of the Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION

      The Company's directors and officers, other than directors who are not interested persons of the Company, serve in such capacities without compensation. See "Item 13. Certain Relationships and Related Transactions," below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The Company is a wholly-owned subsidiary of State Bond, which, in turn, is wholly-owned by 1st Atlantic. John J. Lawbaugh is the majority shareholder of 1st Atlantic. All of his shares of 1st Atlantic capital stock are currently held under an Escrow Agreement. See Note O of the Notes to Consolidating Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to an Amended and Restated Administrative Services Agreement dated as of July 1, 2001 (the "Administrative Services Agreement"), State Bond provides various administrative services to the Company. Under the terms of that Agreement, State Bond makes available certain of its property, equipment and facilities to the Company for use in its business operations. State Bond also provides the Company with certain administrative and special services, including personnel and furnishes or otherwise makes available accounting services to the Company. The annual charge to the Company for the services and facilities provided by State Bond is 1% of the Company's average certificate liability balances, or an amount not to exceed $2.5 million. The charge will be determined monthly by State Bond and Company management. At no time, however, may the charge cause the Company to have assets of less than the total of the qualified investments and capital stock required under the 1940 Act. State Bond waived its fees due under the original Administrative Services Agreement dated July 1, 2000 through September 30, 2000. For the last quarter of 2000 a fee of $112,223 was charged to the Company, of which $40,289 remained payable at December 31, 2000. During 2001, a fee totaling $1,078,839 was charged and $1,119,128 was paid by the Company to State Bond. During 2002, a fee totaling $1,794,700 was charged and paid to State Bond.

      In connection with the Acquisition, certain dividend payments were made by the Company to its former, and to its current, parent as described in Note A of the Notes to Consolidating Financial Statements. Also, from time-to-time the Company may make dividend payments to State Bond, which, in turn, may make dividend payments to 1st Atlantic, State Bond's parent. During 2001, the Company paid $579,934 of cash dividends to State Bond. There were no dividends paid in 2002.

      On December 17, 2000, 1st Atlantic contributed its 100% ownership interest in ACFC by assigning its 10,000 shares of ACFC common stock to SBM-MD, along with two mortgage notes (the "Contribution"). The Contribution resulted in additional paid-in capital to SBM-MD for the investment in ACFC, which totaled $573,957.

      See Note S of the Notes to Consolidating Financial Statements with respect to the contribution of a mortgage note and real estate as additional paid-in capital made by State Bond to the Company on September 30, 2001.

      The Company made a mortgage loan to a partnership in which an affiliate owned a 51% interest. As of December 31, 2001, the outstanding principal balance of the mortgage note was $378,950 and accrued interest totaled $59,104. In April 2002, the outstanding principal balance of the mortgage note and accrued interest was paid to the Company in the amount of $533,120.

      A director of the Company provided legal services relating to the Acquisition and throughout 2001. Total costs for services provided during 2001 and 2000 were $8,150 and $61,960, respectively.

      Due from shareholder totaling $1,218,181 represents amounts paid to John
J. Lawbaugh, the controlling shareholder of 1st Atlantic, directly or through companies affiliated with the shareholder and other costs incurred by the Company related to those transactions. An allowance has been recorded in the full amount due from shareholder. See Note N and Note O to the Notes to Consolidating Financial Statements.

      Related party receivable and related party payable represents certain advances made by the Company to affiliates and advances the Company has received from affiliates. Most advances relate to operational transactions. As of December 31, 2002 and 2001, related party receivables total $129,351 and $47,787 respectively. As of December 31, 2002 and 2001, related party payables total $117,925 and $23,211, respectively.

      On December 19, 2002, the Company made a mortgage loan in the amount of $88,638, with interest at the rate of 12.5% per annum, to James M. Barnes, husband of Iraline G. Barnes, a director of the Company. The loan, by its terms, matures on May 1, 2003, and is expected to be paid at maturity.

      A warehouse line of credit has been established between SBM and ACFC. See Note H to the Notes to Consolidating Financial Statements.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the 1934 Act, as amended, within 90 days of the date of this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the 1934 Act is recorded, processed, summarized and reported, within the time period specified by the SEC's rules and regulations.

Changes in Internal Controls

      No significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, were made as a result of the evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

2. FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedules of the Company and the related Report of Independent Auditors are incorporated herein as follows:

      Report of Independent Auditors

      Schedule I      Investment in Securities of Unaffiliated Issuers -
                         December 31, 2002

      Schedule II     Investments in and Advances to Affiliates and Income
                         Thereon - December 31, 2002

      Schedule III    Mortgage loans on real estate and interest earned on
                         Mortgages - December 31, 2002

      Schedule IV     Real Estate Owned and Rental Income - December 31, 2002

      Schedule V      Qualified Assets on Deposit - December 31, 2002

      Schedule VI     Certificate Reserves-Year Ended December 31, 2002

      Schedule VII    Valuation and Qualifying Accounts-December 31, 2002

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

(21)        Subsidiary

(24) Powers of Attorney, incorporated by reference to Exhibit (24) of Form 10-K for the year ended December 31, 2001 of SBM Certificate Company (File No. 811-06268).

(99.1) Form 8-K Current Report of the Company, incorporated by reference to Form 8-K dated October 3, 2002 (File No. 811-06268).

(99.2) Form 8-K November Report of the Company, incorporated by reference to Form 8-K dated November 12, 2002 (File No. 811-06268).

(99.3)      Written Statement of the Chief Executive Officer.

(99.4)      Written Statement of the Chief Financial Officer.

(b) REPORTS ON FORM 8-K

      SBM filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

            Current Report on Form 8-K dated October 3, 2002 described under
            Item 5 the findings of the investigation into the Questioned Transactions.

            Current Report on Form 8-K dated November 12, 2002 detailed under
            Item 5 the terms and conditions of the Escrow Agreement entered into by Mr. Lawbaugh.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethesda, Maryland, on this 18th day of April, 2003.

                                        SBM Certificate Company


                                        By: /s/ Eric M. Westbury
                                            ------------------------------------
                                            Eric M. Westbury
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                               CAPACITY                       DATE
-------------------------    ------------------------------       --------------


/s/ Eric M. Westbury         President (Principal Executive       April 18, 2003
-------------------------    Officer)
Eric M. Westbury


/s/ Trey Stafford            Chief Financial and Accounting       April 18, 2003
-------------------------    Officer
Trey Stafford


  *
-------------------------    Director
Iraline G. Barnes


  *
-------------------------    Director
Kumar Barve


  *
-------------------------    Director
Nancy Hopkinson


  *
-------------------------    Director
Brian Murphy


  *
-------------------------    Director
Marialice B. Williams


*By /s/ Eric M. Westbury
    ---------------------
    Eric M. Westbury
    Attorney-in-fact
    April 18, 2003

                                  CERTIFICATION

I, Eric M. Westbury, certify that:

1. I have reviewed this annual report on Form 10-K of SBM Certificate Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003


                                                            /s/ Eric M. Westbury
                                        ----------------------------------------
                                                                       President

                                  CERTIFICATION

I, Trey Stafford, certify that:

1. I have reviewed this annual report on Form 10-K of SBM Certificate Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003


                                          /s/ Trey Stafford
                                        ----------------------------------------
                                          Chief Financial and Accounting Officer

                     SBM Certificate Company and Subsidiary

                                TABLE OF CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                F-02

FINANCIAL STATEMENTS

         CONSOLIDATING BALANCE SHEETS                                       F-03

         CONSOLIDATING STATEMENTS OF OPERATIONS                             F-05

         CONSOLIDATING STATEMENTS OF SHAREHOLDER'S EQUITY                   F-08

         CONSOLIDATING STATEMENTS OF CASH FLOWS                             F-09

         NOTES TO CONSOLIDATING FINANCIAL STATEMENTS                        F-13

SUPPLEMENTAL SCHEDULES

         SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED
             ISSUERS                                                        S-01

         SCHEDULE II - INVESTMENTS IN ADVANCES TO AFFILIATES
             AND INCOME THEREON                                             S-03

         SCHEDULE III - MORTGAGE LOANS ON REAL ESTATE AND
             INTEREST EARNED ON MORTGAGES                                   S-04

         SCHEDULE IV - REAL ESTATE OWNED AND RENTAL INCOME                  S-05

         SCHEDULE V - QUALIFIED ASSETS ON DEPOSIT                           S-06

         SCHEDULE VI - CERTIFICATE RESERVES                                 S-07

         SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS                   S-13

Schedules required by Article 6 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements and notes thereto, or elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
SBM Certificate Company

      We have audited the accompanying consolidating balance sheets of SBM Certificate Company and Subsidiary as of December 31, 2002 and 2001, and the related consolidating statements of operations, shareholder's equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidating financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidating financial statements based on our audits.

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

      In our opinion, the consolidating financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company and Subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental financial statement schedules, when considered in relation to the basic consolidating financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and in Note O to the financial statements, the Parent company of SBM Certificate Company (1st Atlantic Guaranty Corporation) is subject to certain SEC regulatory matters relating to its reserve requirements and transfers of assets to SBM Certificate Company. These regulatory matters raise substantial doubt about the Company's ability to continue as a going concern. As more fully described in Note O, the Company is actively seeking a buyer to purchase the stock of the Parent Company and to resolve the regulatory matters. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
February 28, 2002

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2002

                                                                               Atlantic
                                                           SBM Certificate      Capital        Eliminating
                                                               Company       Funding Corp.       Entries           Totals
                                                           ---------------   -------------     -----------      ------------
Qualified assets
  Cash and investments
    Available-for-sale securities
      (amortized cost: $11,245,510)                         $  9,190,162      $        --      $        --      $  9,190,162
    Mortgage notes held for sale                               7,124,110        6,039,718               --        13,163,828
    Warehouse line of credit receivable                        3,008,900               --       (3,008,900)               --
    Real estate tax lien certificates                          1,632,437               --               --         1,632,437
    Residual mortgage certificate                              4,038,607               --               --         4,038,607
    Real estate owned                                          2,188,092          459,003               --         2,647,095
    Escrows                                                      100,000               --               --           100,000
    Certificate loans                                             77,462               --               --            77,462
    Cash and cash equivalents                                  1,888,269          342,617               --         2,230,886
                                                            ------------      -----------      -----------      ------------

      Total cash and investments                              29,248,039        6,841,338       (3,008,900)       33,080,477
                                                            ------------      -----------      -----------      ------------

  Receivables
    Dividends and interest                                       360,801           33,948               --           394,749
                                                            ------------      -----------      -----------      ------------

      Total receivables                                          360,801           33,948               --           394,749
                                                            ------------      -----------      -----------      ------------

      Total qualified assets                                  29,608,840        6,875,286       (3,008,900)       33,475,226

Other assets
  Related party receivable                                       105,000           51,491          (27,140)          129,351
  Fixed assets, net of accumulated depreciation
    of $38,180 and $7,954                                        169,834           45,583               --           215,417
  Investment in subsidiary                                     1,188,857               --       (1,188,857)               --
  Goodwill                                                       591,463               --               --           591,463
  Deferred acquisition costs, net                                581,534               --               --           581,534
  Due from shareholder                                         1,218,181               --               --         1,218,181
  Allowance - due from shareholder                            (1,218,181)              --               --        (1,218,181)
  Other assets                                                   108,923           13,146               --           122,069
                                                            ------------      -----------      -----------      ------------

      Total assets                                          $ 32,354,451      $ 6,985,506      $(4,224,897)     $ 35,115,060
                                                            ============      ===========      ===========      ============

Liabilities
  Statutory certificate liability                           $ 31,418,457      $        --      $        --      $ 31,418,457
  Additional certificate liability                             1,770,369               --               --         1,770,369
  Warehouse line of credit                                            --        5,551,500       (3,008,900)        2,542,600
  Deferred revenue                                             1,640,425               --               --         1,640,425
  Real estate liabilities                                        870,317               --               --           870,317
  Accounts payable and other liabilities                         208,457          127,425               --           335,882
  Related party payable                                           27,341          117,724          (27,140)          117,925
                                                            ------------      -----------      -----------      ------------

      Total liabilities                                       35,935,366        5,796,649       (3,036,040)       38,695,975
                                                            ------------      -----------      -----------      ------------

Shareholder's equity (deficit)
  Common stock, $1 par value; 10,000,000 shares
    authorized; 250,000 shares issued and outstanding            250,000               --               --           250,000
  Common stock, $2 par value; 10,000 shares
    authorized; 10,000 shares issued and outstanding                  --           20,000          (20,000)               --
  Additional paid-in capital                                   3,861,818        1,621,481       (1,621,481)        3,861,818
  Accumulated comprehensive income (loss), net of taxes       (2,055,348)              --               --        (2,055,348)
  Accumulated deficit                                         (5,637,385)        (452,624)         452,624        (5,637,385)
                                                            ------------      -----------      -----------      ------------

      Total shareholder's equity (deficit)                    (3,580,915)       1,188,857       (1,188,857)       (3,580,915)
                                                            ------------      -----------      -----------      ------------

      Total liabilities and shareholder's
        equity (deficit)                                    $ 32,354,451      $ 6,985,506      $(4,224,897)     $ 35,115,060
                                                            ============      ===========      ===========      ============

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2001

                                                                              Atlantic
                                                          SBM Certificate      Capital        Eliminating
                                                              Company       Funding Corp.       Entries           Totals
                                                          ---------------   -------------     -----------      ------------
Qualified assets
  Cash and investments
    Available-for-sale securities
        (amortized cost: $6,440,016)                       $  6,774,313      $        --      $        --      $  6,774,313
    Mortgage notes held for sale                              4,965,696          470,422               --         5,436,118
    Mortgage notes held for investment                          378,750          352,732               --           731,482
    Real estate tax lien certificates                         2,628,528               --               --         2,628,528
    Property held for sale                                      419,923               --               --           419,923
    Escrows                                                     608,037               --               --           608,037
    Certificate loans                                            98,137               --               --            98,137
    Cash and cash equivalents                                 4,676,654          861,440               --         5,538,094
                                                           ------------      -----------      -----------      ------------

      Total cash and investments                             20,550,038        1,684,594               --        22,234,632
                                                           ------------      -----------      -----------      ------------

  Receivables
    Dividends and interest                                      369,046            3,848               --           372,894
                                                           ------------      -----------      -----------      ------------

      Total receivables                                         369,046            3,848               --           372,894
                                                           ------------      -----------      -----------      ------------

      Total qualified assets                                 20,919,084        1,688,442               --        22,607,526

Other assets
  Related party receivable                                       80,608           16,744          (49,565)           47,787
  Fixed assets, net of accumulated depreciation
    of $20,116 and $541                                         185,788           18,818               --           204,606
  Investment in subsidiary                                    1,619,007               --       (1,619,007)               --
  Goodwill, net of accumulated amortization of $61,686          591,463               --               --           591,463
  Deferred acquisition costs                                    420,093               --               --           420,093
  Due from shareholder                                          812,218               --               --           812,218
  Allowance - due from shareholder                             (812,218)              --               --          (812,218)
  Other assets                                                    5,815            3,404               --             9,219
                                                           ------------      -----------      -----------      ------------

      Total assets                                         $ 23,821,858      $ 1,727,408      $(1,668,572)     $ 23,880,694
                                                           ============      ===========      ===========      ============

Liabilities
  Statutory certificate liability                          $ 21,311,350      $        --      $        --      $ 21,311,350
  Additional certificate liability                            2,509,700               --               --         2,509,700
  Accounts payable and other liabilities                        270,881           36,582               --           307,463
  Related party payable                                             957           71,819          (49,565)           23,211
                                                           ------------      -----------      -----------      ------------

      Total liabilities                                      24,092,888          108,401          (49,565)       24,151,724
                                                           ------------      -----------      -----------      ------------

Shareholder's equity (deficit)
  Common stock, $1 par value; 10,000,000 shares
    authorized; 250,000 shares issued and outstanding           250,000               --               --           250,000
  Common stock, $2 par value; 10,000 shares
    authorized; 10,000 shares issued and outstanding                 --           20,000          (20,000)               --
  Additional paid-in capital                                  3,222,591        1,621,481       (1,621,481)        3,222,591
  Accumulated comprehensive income, net of taxes                217,448               --               --           217,448
  Accumulated deficit                                        (3,961,069)         (22,474)          22,474        (3,961,069)
                                                           ------------      -----------      -----------      ------------

      Total shareholder's equity (deficit)                     (271,030)       1,619,007       (1,619,007)         (271,030)
                                                           ------------      -----------      -----------      ------------

      Total liabilities and shareholder's
        equity (deficit)                                   $ 23,821,858      $ 1,727,408      $(1,668,572)     $ 23,880,694
                                                           ============      ===========      ===========      ============

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF OPERATIONS

                          Year ended December 31, 2002

                                                                             Atlantic
                                                         SBM Certificate      Capital      Eliminating
                                                             Company       Funding Corp.     Entries         Totals
                                                         ---------------   -------------   -----------    -----------
Investment income
  Interest and dividend income                             $   594,509      $    5,760     $      --      $   600,269
  Other investment income                                       46,490          13,613            --           60,103
  Income from investment in subsidiary                         190,350              --      (190,350)              --
  Loan fee income                                              128,084              --                        128,084
  Mortgage interest income                                   1,589,811         149,457       (89,221)       1,650,047
                                                           -----------      ----------     ---------      -----------

      Total investment income                                2,549,244         168,830      (279,571)       2,438,503
                                                           -----------      ----------     ---------      -----------

Investment and other expenses
  Administrative services fee                                1,794,700              --            --        1,794,700
  Legal fees                                                   308,216              --            --          308,216
  Advertising and marketing                                    361,739              --            --          361,739
  Deferred acquisition cost amortization and
    renewal commissions                                        165,522              --            --          165,522
  Depreciation expense                                          18,063           7,413            --           25,476
  Other expenses                                               294,754              --            --          294,754
                                                           -----------      ----------     ---------      -----------

      Total investment and other expenses                    2,942,994           7,413            --        2,950,407
                                                           -----------      ----------     ---------      -----------

Interest credited on certificate liability                   1,349,324              --            --        1,349,324
                                                           -----------      ----------     ---------      -----------

      Net investment income (loss) before income taxes      (1,743,074)        161,417      (279,571)      (1,861,228)
                                                           -----------      ----------     ---------      -----------

Other operating income
  Origination fee income                                            --         435,561            --          435,561
  Gain on sale to investor                                          --       1,467,825            --        1,467,825
  Other loan fee income                                             --         358,415            --          358,415
                                                           -----------      ----------     ---------      -----------

      Total other operating income                                  --       2,261,801            --        2,261,801
                                                           -----------      ----------     ---------      -----------

Other operating expenses
  Salaries and commissions                                          --       1,620,017            --        1,620,017
  Other expenses                                                    --         507,460            --          507,460
  Warehouse interest expense and charges, net                       --         105,391       (89,221)          16,170
                                                           -----------      ----------     ---------      -----------

      Total other operating expenses                                --       2,232,868       (89,221)       2,143,647
                                                           -----------      ----------     ---------      -----------

      Net other operating income before income taxes                --          28,933        89,221          118,154
                                                           -----------      ----------     ---------      -----------

Net investment and other operating income
  (loss) before income taxes                                (1,743,074)        190,350      (190,350)      (1,743,074)
Income tax expense                                                  --              --            --               --
                                                           -----------      ----------     ---------      -----------

      Net investment and other operating income (loss)      (1,743,074)        190,350      (190,350)      (1,743,074)
                                                           -----------      ----------     ---------      -----------

Realized investment gains                                      472,721              --            --          472,721
Income tax expense on realized investment gains                     --              --            --               --
                                                           -----------      ----------     ---------      -----------

      Net realized investment gains                            472,721              --            --          472,721
                                                           -----------      ----------     ---------      -----------

      Net operating income (loss)                           (1,270,353)        190,350      (190,350)      (1,270,353)
                                                           -----------      ----------     ---------      -----------

Non operating expense:
  Reserve for losses - shareholder receivable                 (405,963)             --            --         (405,963)
                                                           -----------      ----------     ---------      -----------

      Net income (loss)                                    $(1,676,316)     $  190,350     $(190,350)     $(1,676,316)
                                                           ===========      ==========     =========      ===========

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF OPERATIONS

                          Year ended December 31, 2001

                                                                                Atlantic
                                                              SBM Certificate    Capital      Eliminating
                                                                  Company      Funding Corp.    Entries        Totals
                                                              ---------------  -------------  -----------   -----------
Investment income
  Interest and dividend income                                  $   910,395      $  39,653      $    --     $   950,048
  Other investment income                                            10,060             --           --          10,060
  Loss from investment in subsidiary                                (21,475)            --       21,475              --
  Mortgage interest income                                          647,200          7,820           --         655,020
                                                                -----------      ---------      -------     -----------

      Total investment income                                     1,546,180         47,473       21,475       1,615,128
                                                                -----------      ---------      -------     -----------

Investment and other expenses
  Administrative services fee                                     1,078,839             --           --       1,078,839
  Deferred acquisition cost amortization and
    renewal commissions                                             125,422             --           --         125,422
  Amortization of goodwill                                           43,543             --           --          43,543
  Depreciation expense                                               20,117            541           --          20,658
  Other expenses                                                    704,864             --           --         704,864
                                                                -----------      ---------      -------     -----------

      Total investment and other expenses                         1,972,785            541           --       1,973,326
                                                                -----------      ---------      -------     -----------

Interest credited on certificate liability                        1,172,552             --           --       1,172,552
                                                                -----------      ---------      -------     -----------

      Net investment income (loss) before income taxes           (1,599,157)        46,932       21,475      (1,530,750)
                                                                -----------      ---------      -------     -----------

Other operating income
  Origination fee income                                             30,366        421,449           --         451,815
  Gain on sale to investor                                               --        378,034           --         378,034
  Other loan fee income                                                  --         67,418           --          67,418
                                                                -----------      ---------      -------     -----------

      Total other operating income                                   30,366        866,901           --         897,267
                                                                -----------      ---------      -------     -----------

Other operating expenses
  Salaries and commissions                                               --        651,311           --         651,311
  Other expenses                                                         --        283,997           --         283,997
                                                                -----------      ---------      -------     -----------

    Total other operating expenses                                       --        935,308           --         935,308
                                                                -----------      ---------      -------     -----------

    Net other operating income (loss) before income taxes            30,366        (68,407)          --         (38,041)
                                                                -----------      ---------      -------     -----------

Net investment and other operating loss before income taxes      (1,568,791)       (21,475)      21,475      (1,568,791)
Deferred income tax benefit                                         288,264             --           --         288,264
                                                                -----------      ---------      -------     -----------

      Net investment and other operating loss                    (1,280,527)       (21,475)      21,475      (1,280,527)
                                                                -----------      ---------      -------     -----------

Realized investment gains                                            68,697             --           --          68,697
Income tax expense on realized investment gains                          --             --           --              --
                                                                -----------      ---------      -------     -----------

      Net realized investment gains                                  68,697             --           --          68,697
                                                                -----------      ---------      -------     -----------

      Net operating loss                                         (1,211,830)       (21,475)      21,475      (1,211,830)

Non operating expense:
  Reserve for losses - shareholder receivable                      (469,982)            --           --        (469,982)
                                                                -----------      ---------      -------     -----------

        Net loss                                                $(1,681,812)     $ (21,475)     $21,475     $(1,681,812)
                                                                ===========      =========      =======     ===========

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF OPERATIONS

                          Year ended December 31, 2000

                                                                          Atlantic
                                                      SBM Certificate      Capital     Eliminating
                                                          Company       Funding Corp.    Entries         Totals
                                                      ---------------   -------------  -----------    -----------
Investment income
  Interest and dividend income                          $ 1,474,281         $  --         $ --        $ 1,474,281
  Other investment income                                   106,673            --           --            106,673
  Loss from investment in subsidiary                           (999)           --          999                 --
  Mortgage interest income                                   36,975            --           --             36,975
                                                        -----------         -----         ----        -----------

      Total investment income                             1,616,930            --          999          1,617,929
                                                        -----------         -----         ----        -----------

Investment and other expenses
  Administrative services fee                               180,923            --           --            180,923
  Deferred acquisition cost amortization and
    renewal commissions                                     150,445            --           --            150,445
  Amortization of goodwill                                   18,143            --           --             18,143
  Other expenses                                            177,366           999           --            178,365
                                                        -----------         -----         ----        -----------

      Total investment and other expenses                   526,877           999           --            527,876
                                                        -----------         -----         ----        -----------

Interest credited on certificate liability                1,523,169            --           --          1,523,169
                                                        -----------         -----         ----        -----------

      Net investment loss before income taxes              (433,116)         (999)         999           (433,116)

Deferred income tax benefit                                 621,055            --           --            621,055
                                                        -----------         -----         ----        -----------

      Net investment income (loss)                          187,939          (999)         999            187,939
                                                        -----------         -----         ----        -----------

Realized investment losses                                 (428,582)           --           --           (428,582)
Income tax expense on realized investment losses                 --            --           --                 --
                                                        -----------         -----         ----        -----------

      Net realized investment losses                       (428,582)           --           --           (428,582)
                                                        -----------         -----         ----        -----------

      Net operating loss                                   (240,643)         (999)         999           (240,643)

Non operating expense:
Reserve for losses - shareholder receivable                (342,236)           --           --           (342,236)
                                                        -----------         -----         ----        -----------

        Net loss                                        $  (582,879)        $(999)        $999        $  (582,879)
                                                        ===========         =====         ====        ===========

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                CONSOLIDATING STATEMENTS OF SHAREHOLDER'S EQUITY

                  Years ended December 31, 2002, 2001 and 2000

                                                                            SBM CERTIFICATE COMPANY*
                                                 ------------------------------------------------------------------------------
                                                                                      Accumulated
                                                 Common                 Additional    Other Com-                      Total
                                                 Stock                    Paid-in     prehensive    Accumulated   Shareholder's
                                                 Shares      Amount       Capital    Income (Loss)    Deficit         Equity
                                                 ------      ------       -------    -------------    -------         ------
Balance at December 31, 1999                     250,000  $   250,000   $ 3,050,000   $  (825,522)  $ 1,693,735    $ 4,168,213

Net loss - SBM-MN                                     --           --            --            --      (429,447)      (429,447)

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax        --           --            --       290,115            --        290,115
                                                                                                                   -----------

  Comprehensive loss                                                                                                  (139,332)

Dividends paid                                        --           --            --            --    (3,708,384)    (3,708,384)

Sale of SBM-MN as a reverse merger
  transaction (July 19, 2000)                         --     (250,000)   (3,050,000)      535,407     2,444,096       (320,497)
                                                --------  -----------   -----------   -----------   -----------    -----------

Balance at July 19, 2000                              --           --            --            --            --             --

Issuance of common stock                         250,000      250,000            --            --            --        250,000

Additional paid-in capital                            --           --     1,102,500            --            --      1,102,500

Additional paid in capital - noncash                  --           --       573,957            --            --        573,957

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax        --           --            --       212,791            --        212,791

Net loss since Acquisition                            --           --            --            --      (153,432)      (153,432)
                                                                                                                   -----------

  Comprehensive income                                                                                                  59,359

Dividends paid, net                                   --           --            --            --    (2,805,421)    (2,805,421)

Certificate liability release, net of tax             --           --            --            --     1,259,530      1,259,530
                                                --------  -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2000                     250,000      250,000     1,676,457       212,791    (1,699,323)       439,925

Additional paid-in capital-noncash                    --           --     1,546,134            --            --      1,546,134

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax        --           --            --         4,657            --          4,657

Net loss                                              --           --            --            --    (1,681,812)    (1,681,812)
                                                                                                                   -----------

  Comprehensive loss                                                                                                (1,677,155)

Dividends paid, net                                   --           --            --            --      (579,934)      (579,934)
                                                --------  -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2001                     250,000      250,000     3,222,591       217,448    (3,961,069)      (271,030)

Additional paid-in capital-noncash                    --           --       639,227            --            --        639,227

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax        --           --            --    (2,272,796)           --     (2,272,796)

Net loss                                              --           --            --            --    (1,676,316)    (1,676,316)
                                                                                                                   -----------

  Comprehensive loss                                                                                                (3,949,112)

Dividends paid, net                                   --           --            --            --            --             --
                                                --------  -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2002                     250,000  $   250,000   $ 3,861,818   $(2,055,348)  $(5,637,385)   $(3,580,915)
                                                ========  ===========   ===========   ===========   ===========    ===========

                                                                ATLANTIC CAPITAL FUNDING CORPORATION
                                                --------------------------------------------------------------------
                                                                          Additional                      Total
                                                Common Stock               Paid-in      Accumulated    Shareholder's
                                                   Shares      Amount      Capital        Deficit         Equity
                                                   ------      ------      -------        -------         ------
Balance at December 31, 1999                           --     $    --     $       --     $      --      $        --

Net loss - SBM-MN                                      --          --             --            --               --

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax         --          --             --            --               --


  Comprehensive loss

Dividends paid                                         --          --             --            --               --

Sale of SBM-MN as a reverse merger
  transaction (July 19, 2000)                          --          --             --            --               --
                                                ---------     -------     ----------     ---------      -----------

Balance at July 19, 2000                               --          --             --            --               --

Issuance of common stock                               --          --             --            --               --

Additional paid-in capital                             --          --      1,000,000            --        1,000,000

Additional paid in capital - noncash               10,000      20,000        553,957            --          573,957

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax         --          --             --            --               --

Net loss since Acquisition                             --          --             --          (999)            (999)


  Comprehensive income

Dividends paid, net                                    --          --             --            --               --

Certificate liability release, net of tax              --          --             --            --               --
                                                ---------     -------     ----------     ---------      -----------

Balance at December 31, 2000                       10,000      20,000      1,553,957          (999)       1,572,958

Additional paid-in capital-noncash                     --          --         67,524            --           67,524

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax         --          --             --            --               --

Net loss                                               --          --             --       (21,475)         (21,475)


  Comprehensive loss

Dividends paid, net                                    --          --             --            --               --
                                                ---------     -------     ----------     ---------      -----------

Balance at December 31, 2001                       10,000      20,000      1,621,481       (22,474)       1,619,007

Additional paid-in capital-noncash                     --          --             --            --               --

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax         --          --             --            --               --

Net loss                                               --          --             --       190,350          190,350


  Comprehensive loss

Dividends paid, net                                    --          --             --      (620,500)        (620,500)
                                                ---------     -------     ----------     ---------      -----------

Balance at December 31, 2002                    10,000.00     $20,000     $1,621,481     $(452,624)     $ 1,188,857
                                                =========     =======     ==========     =========      ===========

                                                                      Total
                                                                   Consolidating
                                                  Eliminating      Shareholder's
                                                    Entries           Equity
                                                    -------           ------
Balance at December 31, 1999                       $        --      $ 4,168,213

Net loss - SBM-MN                                                      (429,447)

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax              --          290,115
                                                                    -----------

  Comprehensive loss                                                   (139,332)

Dividends paid                                              --       (3,708,384)

Sale of SBM-MN as a reverse merger
  transaction (July 19, 2000)                               --         (320,497)
                                                   -----------      -----------

Balance at July 19, 2000                                    --               --

Issuance of common stock                                                250,000

Additional paid-in capital                          (1,000,000)       1,102,500

Additional paid in capital - noncash                  (573,957)         573,957

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax              --          212,791

Net loss since Acquisition                                 999         (153,432)
                                                                    -----------

  Comprehensive income                                                   59,359

Dividends paid, net                                         --       (2,805,421)

Certificate liability release, net of tax                   --        1,259,530
                                                   -----------      -----------

Balance at December 31, 2000                        (1,572,958)         439,925

Additional paid-in capital-noncash                     (67,524)       1,546,134

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax              --            4,657

Net loss                                                21,475       (1,681,812)
                                                                    -----------

  Comprehensive loss                                                 (1,677,155)

Dividends paid, net                                         --         (579,934)
                                                   -----------      -----------

Balance at December 31, 2001                        (1,619,007)        (271,030)

Additional paid-in capital-noncash                          --          639,227

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax              --       (2,272,796)

Net loss                                              (190,350)      (1,676,316)
                                                                    -----------

  Comprehensive loss                                                 (3,949,112)

Dividends paid, net                                    620,500               --
                                                   -----------      -----------

Balance at December 31, 2002                       $(1,188,857)     $(3,580,915)
                                                   ===========      ===========

* On July 9, 2000 SBM Certificate Company of Maryland purchased SBM Certificate of Minnesota (see note A)

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2002

                                                                                      Atlantic
                                                                  SBM Certificate      Capital        Eliminating
                                                                      Company       Funding Corp.       Entries           Totals
                                                                  ---------------   -------------     -----------      ------------
Cash flows from operating activities
  Net income (loss)                                                $ (1,676,316)     $   190,350      $  (190,350)     $ (1,676,316)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
    Income from investment in subsidiary                               (190,350)              --          190,350                --
    Interest credited on certificate liability                        1,349,324               --               --         1,349,324
    Reserve for losses-shareholder receivable                           405,963               --               --           405,963
    Realized investment gains                                          (472,721)              --               --          (472,721)
    Deferral of revenue                                                 698,073               --               --           698,073
    Deferral of acquisition costs                                      (326,963)              --               --          (326,963)
    Amortization of deferred acquisition costs and renewal
      commissions                                                       165,522               --               --           165,522
    Depreciation                                                         18,063            7,413               --            25,476
    Increase in mortgage notes held for sale                                 --       (5,569,296)              --        (5,569,296)
    (Increase)Decrease in dividends and interest receivable               8,245          (30,100)              --           (21,855)
    Increase in shareholder receivable                                 (405,963)              --               --          (405,963)
    Changes in other assets and liabilities                            (300,150)         (14,012)              --          (314,162)
                                                                   ------------      -----------      -----------      ------------

      Net cash provided by (used in) operating activities              (727,273)      (5,415,645)              --        (6,142,918)
                                                                   ------------      -----------      -----------      ------------

Cash flows from investing activities
  Purchases of available-for-sale securities                         (8,895,620)              --               --        (8,895,620)
  Sales and redemptions of available-for-sale securities              4,679,696               --               --         4,679,696
  Warehouse line of credit fundings and repayments, net              (3,008,900)              --        3,008,900                --
  Purchase of mortgage notes receivable                                (942,340)              --               --          (942,340)
  Principal payments received on mortgage notes receivable            1,467,840               --               --         1,467,840
  Purchase of residual mortgage certificate                          (4,500,000)              --               --        (4,500,000)
  Principal payments received on residual mortgage certificate          461,393               --               --           461,393
  Purchase of real estate tax lien certificates                      (2,245,527)              --               --        (2,245,527)
  Proceeds from of real estate tax lien certificates                  2,264,828               --               --         2,264,828
  Dividends from subsidiary                                             620,500               --         (620,500)               --
  Purchase of fixed assets                                               (2,109)         (34,178)              --           (36,287)
  Repayment of certificate loans, net                                    20,675               --               --            20,675
                                                                   ------------      -----------      -----------      ------------

      Net cash provided by (used in) investing activities           (10,079,564)         (34,178)       2,388,400        (7,725,342)
                                                                   ------------      -----------      -----------      ------------

Cash flows from financing activities
  Amounts received from face-amount certificate holders               9,878,885               --               --         9,878,885
  Amounts paid to face-amount certificate holders                    (1,860,433)              --               --        (1,860,433)
  Warehouse line of credit borrowings, net                                   --        5,551,500       (3,008,900)        2,542,600
  Dividends paid                                                             --         (620,500)         620,500                --
                                                                   ------------      -----------      -----------      ------------

      Net cash provided by (used in) financing activities             8,018,452        4,931,000       (2,388,400)       10,561,052
                                                                   ------------      -----------      -----------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,788,385)        (518,823)              --        (3,307,208)

Cash and cash equivalents, beginning                                  4,676,654          861,440               --         5,538,094
                                                                   ------------      -----------      -----------      ------------

Cash and cash equivalents, end                                     $  1,888,269      $   342,617      $        --      $  2,230,886
                                                                   ============      ===========      ===========      ============

Cash paid for interest                                             $         --      $   195,186      $        --      $         --
                                                                   ============      ===========      ===========      ============

Supplemental disclosure of significant noncash investing and financing activities:

    Contribution of assets from State Bond                         $    639,227      $        --      $        --      $    639,227
                                                                   ============      ===========      ===========      ============
    Transfer of mortgage note receivable to REO                    $  2,188,092      $   352,732      $        --      $  2,540,824
                                                                   ============      ===========      ===========      ============
    Sale of property for mortgage note                             $  2,232,342      $        --      $        --      $  2,232,342
                                                                   ============      ===========      ===========      ============

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2001

                                                                                  Atlantic
                                                             SBM Certificate       Capital      Eliminating
                                                                 Company        Funding Corp.     Entries        Totals
                                                             ---------------    -------------   -----------    -----------
Cash flows from operating activities
  Net loss                                                     $(1,681,812)     $   (21,475)     $ 21,475      $(1,681,812)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
    Loss from investment in subsidiary                              21,475               --       (21,475)              --
    Interest credited on certificate liability                   1,172,552               --            --        1,172,552
    Reserve for losses-shareholder receivable                      469,982               --            --          469,982
    Realized investment gains                                     (117,674)              --            --         (117,674)
    Deferred income tax benefit                                   (239,287)              --            --         (239,287)
    Deferral of acquisition costs                                 (465,079)              --            --         (465,079)
    Amortization of deferred acquisition costs
      and renewal commissions                                      125,422               --            --          125,422
    Other amortization and depreciation                             63,660              541            --           64,201
    Increase in dividends and interest receivable                 (269,625)          (3,848)           --         (273,473)
    Changes in other assets and liabilities                       (246,517)          33,636            --         (212,881)
                                                               -----------      -----------      --------      -----------

      Net cash provided by (used in) operating activities       (1,166,903)           8,854            --       (1,158,049)
                                                               -----------      -----------      --------      -----------

Cash flows from investing activities
  Sales and redemptions of available-for-sale securities         6,532,248               --            --        6,532,248
  Purchase of mortgage notes held for sale                      (3,196,222)        (332,421)           --       (3,528,643)
  Investment in mortgage notes held for investment                 (15,000)              --            --          (15,000)
  Principal payments received on mortgage notes receivable       1,775,650          135,882            --        1,911,532
  Real estate lien certificates:
    Purchases                                                   (4,145,261)              --            --       (4,145,261)
    Repayments of tax lien certificates                          1,228,198               --            --        1,228,198
  Investment in subsidiary                                         (67,524)              --        67,524               --
  Purchase of fixed assets                                        (137,902)         (19,290)           --         (157,192)
  Repayment of certificate loans, net                               11,932               --            --           11,932
                                                               -----------      -----------      --------      -----------

      Net cash provided by (used in) investing activities        1,986,119         (215,829)       67,524        1,837,814
                                                               -----------      -----------      --------      -----------

Cash flows from financing activities
  Amounts paid to face-amount certificate holders               (4,750,988)              --            --       (4,750,988)
  Amounts received from face-amount certificate holders          6,472,858               --            --        6,472,858
  Capital contributed to company                                        --           67,524       (67,524)              --
  Net dividends paid                                              (579,934)              --            --         (579,934)
                                                               -----------      -----------      --------      -----------

      Net cash provided by (used in) financing activities        1,141,936           67,524       (67,524)       1,141,936
                                                               -----------      -----------      --------      -----------

      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                     1,961,152         (139,451)           --        1,821,701

Cash and cash equivalents, beginning                             2,715,502        1,000,891            --        3,716,393
                                                               -----------      -----------      --------      -----------

Cash and cash equivalents, end                                 $ 4,676,654      $   861,440      $     --      $ 5,538,094
                                                               ===========      ===========      ========      ===========

Supplemental disclosure of significant noncash investing
  and financing activities:
    Contribution of assets from State Bond                     $ 1,546,134      $        --      $     --      $ 1,546,134
                                                               ===========      ===========      ========      ===========

   See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2000

                                                                                Atlantic
                                                            SBM Certificate      Capital        Eliminating
                                                                Company        Funding Corp.       Entries          Totals
                                                            ---------------    -------------    ------------     ------------
Cash flows from operating activities
  Net loss                                                    $   (582,879)    $       (999)    $        999     $   (582,879)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
    Loss from investment in subsidiary                                 999               --             (999)              --
    Interest credited on certificate liability                   1,523,169               --               --        1,523,169
    Reserve for losses-shareholder receivable                      342,236               --               --          342,236
    Realized investment losses                                     428,582               --               --          428,582
    Deferred income tax benefit                                   (621,055)              --               --         (621,055)
    Deferral of acquisition costs                                  (80,800)              --               --          (80,800)
    Amortization of deferred acquisition costs
      and renewal commissions                                      150,445               --               --          150,445
    Other amortization and depreciation                             18,947               --               --           18,947
    Decrease in dividends and interest receivable                   41,252               --               --           41,252
    Changes in other assets and liabilities                        375,769            1,890               --          377,659
                                                              ------------     ------------     ------------     ------------

      Net cash provided by (used in)
        operating activities                                     1,596,665              891               --        1,597,556
                                                              ------------     ------------     ------------     ------------

Cash flows from investing activities
  Purchases of available-for-sale securities                      (263,808)              --               --         (263,808)
  Sales and redemptions of available-for-sale securities         6,434,532               --               --        6,434,532
  Investment in mortgage notes held for investment                (375,000)              --               --         (375,000)
  Investment in subsidiary                                      (1,000,000)              --        1,000,000               --
  Purchase of mortgage notes held for sale                      (2,816,735)              --               --       (2,816,735)
  Cash paid for SBM                                             (1,350,000)              --               --       (1,350,000)
  Purchase of computer software                                    (68,003)              --               --          (68,003)
  Repayment of certificate loans, net                               14,864               --               --           14,864
                                                              ------------     ------------     ------------     ------------

      Net cash provided by investing activities                    575,850               --        1,000,000        1,575,850
                                                              ------------     ------------     ------------     ------------

Cash flows from financing activities
  Amounts paid to face-amount certificate holders               (8,718,868)              --               --       (8,718,868)
  Proceeds from issuance of common stock                           250,000               --               --          250,000
  Capital contributed to company                                 1,102,500        1,000,000       (1,000,000)       1,102,500
  Amounts received from face-amount
    certificate holders                                             15,681               --               --           15,681
  Net dividends paid                                            (6,513,805)              --               --       (6,513,805)
                                                              ------------     ------------     ------------     ------------

      Net cash provided by (used in)
        financing activities                                   (13,864,492)       1,000,000       (1,000,000)     (13,864,492)
                                                              ------------     ------------     ------------     ------------

      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                   (11,691,977)       1,000,891               --      (10,691,086)

Cash and cash equivalents, beginning                            14,407,479               --               --       14,407,479
                                                              ------------     ------------     ------------     ------------

Cash and cash equivalents, end                                $  2,715,502     $  1,000,891     $         --     $  3,716,393
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

                        December 31, 2002, 2001, and 2000

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

      On July 19, 2000, State Bond completed the purchase of 100% of the issued and outstanding shares of common stock of SBM Certificate Company, a Minnesota Corporation ("SBM-MN") (the "Acquisition"), from ARM Financial Group, Inc. ("ARM"), a Delaware corporation. SBM-MN was a wholly-owned subsidiary of ARM and an issuer of face-amount certificates under the 1940 Act.

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

      On July 19, 2000, upon completion of the Acquisition, SBM-MD declared and paid a cash dividend in the amount of $1,500,000 to its parent, State Bond, which used these proceeds to repay the bank borrowing described above. Immediately prior to the closing of the sale,

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE A - ORGANIZATION AND BUSINESS (Continued)

      Organization and Acquisitions (Continued)

      SBM-MN paid a dividend to ARM in an amount equal to SBM-MN's shareholders' equity less (i) $450,000 and (ii) estimated deferred acquisition cost net of income taxes. The dividend, totaling $3,708,384, was in the form of a transfer of certain securities, in-kind, and the balance, in cash and cash equivalents.

      As a result of the Acquisition transactions, SBM-MD has succeeded SBM-MN as the "registrant" in all filings made by SBM-MN under the Securities Act of 1933, Securities Exchange Act of 1934 and the 1940 Act.

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

      The Company offers various series of single-payment investment certificates. The Company's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities.

      ACFC is a mortgage broker and lender that originates residential and commercial loans.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

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

    Reclassification

    Certain balances on the December 31, 2001 and 2000 Statements of Operations have been reclassified to conform to the December 31, 2002 financial statement presentation.

    Cash and Available-for-Sale Securities

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

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Cash and Available-for-Sale Securities (Continued)

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

      Property Held for Sale

      Property held for sale consists of a 100% beneficial interest in land and buildings held for sale. The beneficial interest was contributed to 1st Atlantic in a previous year and subsequently contributed to the Company by 1st Atlantic in September 2001. The Property is owned by a partnership that is 100% owned and controlled by the shareholders of 1st Atlantic. The property is carried at the shareholders' cost basis at the date the beneficial interest in the property was contributed to 1st Atlantic and is increased by the amount of expenditures subsequent to the contribution to 1st Atlantic. Additional expenditures are related to maintaining the value of the investment in the property held for sale.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Real Estate Tax Lien Certificates

      Real estate tax lien certificates are investments comprised of delinquent real estate tax bills purchased from municipalities. The investments are secured by a first lien on the respective properties on which the tax is owed. They are carried at cost and, if necessary, a reserve is recognized for management's estimates of unrecoverable amounts.

      Residual Mortgage Certificate

      The residual mortgage certificate represents an ownership interest in a securitization trust. The assets of the securitization trust consist of mortgage loans secured by first liens on residential real properties having original terms to stated maturity of not greater than 30 years.

      The residual mortgage certificate represents a subordinate right to receive excess cash flow, if any, generated by the related mortgage pool. A holder of a residual mortgage certificate has the right to receive the difference, if any, between the interest payments due on the mortgage loans sold to the securitization trust and the interest payments due, at the pass-through rates, to the holders of the pass-through certificates of the same series, less contractual servicing fees, trustee fees and any insurer premiums, reimbursements and other costs and expenses of administering the securitization trust. The Company will receive cash payments only if there are any amounts remaining following payment by the securitization trust of all amounts owing on all other securities issued by that securitization trust and the payment of expenses.

      The excess cash flow of a securitization trust in any month is applied:

            o first, to cover any losses on the mortgage loans in the related mortgage pool;

            o second, to reimburse the insurer, if any, of the related series of pass-through certificates for amounts paid by or otherwise owing to that insurer;

            o third, to build or maintain the overcollateralization for that securitization trust at the required level by being applied as an accelerated payment of principal to the holders of the pass-through certificates of the related series;

            o fourth, to reimburse holders of the subordinated certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates;

            o     fifth, to the related residual mortgage certificate.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Residual Mortgage Certificate (Continued)

      The fair value of a residual mortgage certificate is determined by using certain assumptions regarding the underlying mortgage loans. These estimates primarily include: future rate of prepayment, credit losses, and the discount rate used to calculate present value. The value of the residual mortgage certificate represents the discounted future cash flows from such certificate based upon management's best estimate. Management monitors the performance of the loans underlying each certificate and any changes in the estimates and assumptions (and consequent changes in value of the certificate) is reflected in interest income in the quarter in which any such change in estimate is made. Although management believes that the assumptions it uses are reasonable, there can be no assurance as to accuracy of the assumptions or estimates. Interest is recognized based on an effective yield over the estimated life of the certificate. Cash in excess of the income earnings under the effective yield is deferred and reflected as deferred revenue on the balance sheet.

      Real Estate Owned

      Real estate properties acquired through, or in lien of, loan foreclosure are initially recorded at the lower of cost or market value at the date of foreclosure. After foreclosure, valuation analyses are periodically performed by management to determine whether subsequent write-downs to the carrying value are necessary. Additional expenditures related to maintaining the value of the property are capitalized to the basis of the real estate. Real estate owned by the Company is held for sale.

      Deferred Acquisition Costs

      Costs of issuing new face-amount certificates, principally commissions, have been deferred. These costs are amortized on a straight-line basis over the initial maturity period of the certificates.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

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

      Following the Acquisition, a methodology for calculating the certificate liability was adopted and implemented, whereby the certificate liability is carried at the certificate's surrender value. This methodology is in accordance with Section 28 of the 1940 Act. Application of this method of calculating the liability resulted in a reduction of the certificate liability, net of tax, of $1,259,530 at Acquisition. This amount is reflected as an adjustment to accumulated deficit in the statement of shareholder's equity.

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

      Goodwill

      Goodwill resulted from the Acquisition transaction. Beginning in fiscal year 2002 with the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company adopted the provisions of SFAS No. 142 on January 1, 2002.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Fixed Assets

      Fixed assets are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

      Revenue Recognition

      The Company recognizes interest and dividend income on investments and mortgage interest income when earned on an accrual basis. Revenue earned from the origination and brokering of loans is recognized upon the sale of the loan to an investor or third party. Gains and losses from the sales of investments are recognized at the date of sale of the investment.

      Advertising Costs

      The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $361,739, $93,422 and $0, respectively.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE C - AVAILABLE-FOR-SALE SECURITIES

      The amortized cost and estimated fair values of available-for-sale securities were as follows:

                                                                Gross                 Gross
      December 31, 2002                         Cost        Unrealized Gain      Unrealized Loss      Fair Value
                                            -----------     ---------------      ---------------      ----------
      Fixed Maturities
        Corporate debt securities           $ 4,063,076        $     --             $  504,361        $3,558,715
        U.S. Treasury securities
          and obligations of U.S.
          government agencies                   366,298           1,997                     --           368,295
        Obligations of state and
          political subdivisions                 70,156           5,096                     --            75,252
                                            -----------        --------             ----------        ----------

      Total fixed maturities                  4,499,530           7,093                504,361         4,002,262
      Equity Securities                       6,745,980              --              1,558,080         5,187,900
                                            -----------        --------             ----------        ----------

            Total available-for-sale
              securities                    $11,245,510        $  7,093             $2,062,441        $9,190,162
                                            ===========        ========             ==========        ==========

      December 31, 2001
      Fixed Maturities
        Mortgage-backed
          securities                        $ 2,390,095        $209,896             $   43,772        $2,556,219
        Corporate securities                  3,656,575         317,534                161,888         3,812,221
        U.S. Treasury securities
          and obligations of U.S.
          government agencies                   265,110          16,420                 10,747           270,783
          Foreign governments                                                                                 --
          Asset-backed securities                                                                             --
        Obligations of state and
          political subdivisions                128,236          10,764                  3,910           135,090
                                            -----------        --------             ----------        ----------

            Total available-for-sale
              securities                    $ 6,440,016        $554,614             $  220,317        $6,774,313
                                            ===========        ========             ==========        ==========

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE C - AVAILABLE-FOR-SALE SECURITIES (Continued)

      The amortized cost and estimated fair value of fixed maturity available-for-sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed securities provide for periodic payments throughout their life.

                                      December 31, 2002               December 31, 2001
                                  --------------------------      --------------------------
                                                  Estimated                       Estimated
                                     Cost         fair value         Cost         fair value
                                  ----------      ----------      ----------      ----------
      FIXED MATURITIES
        Due in one year
          or less                 $  780,640      $  749,768      $       --      $       --
        Due after one year
          through five years       1,291,607       1,382,023         951,380       1,010,344
        Due after five years
          through ten years           51,360          56,735         937,420       1,028,602
        Due after ten years        2,375,923       1,813,736       2,161,121       2,179,148
        Mortgage-backed
          securities                      --              --       2,390,095       2,556,219
                                  ----------      ----------      ----------      ----------

      Total fixed maturities      $4,499,530      $4,002,262      $6,440,016      $6,774,313
                                  ==========      ==========      ==========      ==========

Gains (losses) of $389,709, $64,966, and ($443,445) were realized on sales of fixed maturities classified as available-for-sale for the years ended December 31, 2002, 2001, and 2000, respectively.

Gains of $83,012, $3,731 and $14,863 were recognized on equity securities sold during 2002, 2001 and 2000, respectively.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

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

                                                 Year Ended December 31,
                                         --------------------------------------
                                             2002          2001          2000
                                         -----------     --------     ---------

      Net unrealized gain (loss)
        arising during period on
        available-for-sale securities    $(1,985,559)    $ 50,079     $ 221,294

      Reclassification adjustment
        for net realized (gains)
        losses included in net
        income                              (287,237)     (45,422)       (8,503)
                                         -----------     --------     ---------

      Change in net unrealized gains
        (losses) on available-for-
        sale securities                  $(2,272,796)    $  4,657     $ 212,791
                                         ===========     ========     =========

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE E - FIXED ASSETS

      Fixed assets are as follows as of December 31, 2002 and 2001:

                                                      2002          2001
                                                    --------      --------

      Land and building                             $129,887      $129,887
      Furniture and fixtures                          23,512        18,066
      Computer equipment                             108,152        77,311
                                                    --------      --------

        Total cost                                   261,551       225,264
        Less accumulated depreciation                 46,134        20,658
                                                    --------      --------

                                                    $215,417      $204,606
                                                    ========      ========

NOTE F - MORTGAGE NOTES HELD FOR SALE

      At December 31, 2002 the Company held residential and commercial mortgage notes receivable for sale of $13,163,828, net of capitalized origination fees of $153,509 and deferred direct loan costs of $48,204. Mortgage notes held for sale totaling $5,568,543 have purchase commitments from investors and in 2003 the Company sold these mortgage notes. As a result of the sale of these mortgage notes, the Company received funds totaling $5,635,891 from the sale, recognized income in the amount of $67,438, and repaid borrowings from the warehouse lines of credit of $5,551,500. The remaining $7,595,285 of mortgage notes held for sale do not have purchase commitments from investors, but our intention is to sell the notes to a buyer under certain favorable market conditions. At December 31, 2001, the Company held residential and commercial mortgage notes receivable for sale of $5,436,118, net of capitalized origination fees of $214,012 and deferred direct loan costs of $9,834. The notes accrue interest at rates ranging from 5.25% to 14.5%, are secured by real property and have maturity dates through February 2032.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE G - MORTGAGE NOTES HELD FOR INVESTMENT

      The Company held two mortgage notes receivable as of December 31, 2001 and 2000 as long-term investments. During 2002, one of the mortgage notes with a carrying value of $378,750 was repaid in full. The other mortgage note with a carrying value of $352,732 was foreclosed on and is now classified as real estate owned. As of December 31, 2002, the Company had no mortgage notes classified as held for investment.

NOTE H - WAREHOUSE FACILITIES

      As part of its mortgage lender operations, ACFC has established warehouse lines of credit . The warehouse facilities provide funds to ACFC to purchase mortgage notes in connection with ACFC's mortgage lender operations.

      SBM Certificate Company

      A warehouse line of credit was established on May 21, 2002 between SBM and ACFC. The available line of credit is for an amount up to $4,500,000. Interest is payable at the Wall Street Journal's Prime plus 2% (prime was 4.25% at December 31, 2002). Borrowings under the line are secured by the mortgage note receivable purchased with the funds advanced. Borrowings are repaid to SBM when ACFC sells the loans to investors. As of December 31, 2002, the outstanding principal on the line of credit is $3,008,900. Mortgage notes receivable held for sale with an aggregate carrying value of $3,021,233 are collateral for the line of credit.

      Provident Bank

      ACFC established a warehouse line of credit with Provident Bank for an amount up to $6,000,000. Interest is payable at the earlier of 45 days from when funded or when the mortgage notes are sold. Interest is payable at the 30-day LIBOR Rate plus 2% (30-day LIBOR Rate was 1.38% at December 31, 2002). As of December 31, 2002, the outstanding balance of this warehouse line of credit is $2,542,600, which is secured by mortgage notes held for sale with an aggregate carrying value of $2,547,954.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE I - REAL ESTATE TAX LIEN CERTIFICATES

      The Company held investments in real estate tax lien certificates at December 31, 2002 in the amount of $1,632,437. These certificates are purchased at a premium and interest is earned based on a fixed rate of 20% on the outstanding taxes owed. Interest income on these investments for the year ended December 31, 2002 was $259,768 and accrued interest at December 31, 2002 was $195,877. The Company recovers the cost of its investment plus unpaid accrued interest from pass through payments from the municipality, which receives payments directly from the taxpayers. The Company may also recover the cost of its investment plus accrued interest by exercising its rights to foreclose on the underlying properties within a two-year period from the date of investment purchase.

NOTE J - RESIDUAL MORTGAGE CERTIFICATE

      The Company holds a residual mortgage certificate in the amount of $4,038,607 as of December 31, 2002. The fair value of the investment represents the discounted cash flows the Company expects to receive in the future from the investment based on management's best estimate. The primary factors in determining future cash flows are future rate of prepayment of the mortgage loans in the securitization trust, credit losses on these mortgage loans, the unpaid principal balance of the mortgage loans, and the discount rate used to calculate present value. Interest income from the residual mortgage certificate for the year ended December 31, 2002 was $501,174. Interest is calculated based on the Company's estimates of the effective yield of the investment. Factors in determining the effective yield include the weighted average coupon rate of the underlying mortgage notes, the interest rate of the pass-through certificates in the securitization trust, and the rate of default on interest payments. Cash received from the securitization trust in excess of the estimated effective yield is recorded as deferred revenue. As of December 31, 2002, the Company has $698,073 of deferred revenue relating to the residual mortgage certificate.

NOTE K - REAL ESTATE OWNED

      As of December 31, 2002, the Company has real estate owned consisting of two properties with a total carrying value of $2,647,095. These properties are held for sale.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE L - PROPERTY HELD FOR SALE

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

      On December 31, 2002, the Company closed on a contract to an unrelated third party for the sale of this property, which had a carrying value of $524,648 at December 31, 2002. Under the terms of the contract, the sales price was $2,332,000. Proceeds were received in the form of mortgage notes of $1,742,000 and $490,000 and cash held in an escrow in the amount of $100,000. In connection with the sale, the Company expects to pay approximately $865,000 for real estate tax liens and other costs in 2003. This amount has been accrued as a real estate liability at December 31, 2002. In addition, the gain on the sale of the property of $942,352 has not been realized and is classified as deferred revenue as of December 31, 2002 in accordance with SFAS 66, "Accounting for Sales of Real Estate." The gain will be recognized under the installment method as cash is received in accordance with SFAS 66. The mortgage notes mature on March 31, 2003, but have an option to be extended through December 31, 2003.

NOTE M - GOODWILL

      In accordance with SFAS 142, the Company ceased amortizing goodwill, which totaled $591,463 as of January 1, 2002, and there was no charge to goodwill as a result of the implementation of SFAS 142. The goodwill was initially derived from the Acquisition.

NOTE N - DUE FROM SHAREHOLDER

      During 2002, members of management of the Company discovered facts regarding several transactions which raised concerns that certain conduct by the Company's Chairman of the Board and Chief Executive Officer, John
      J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, and diverted cash assets of

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE N - DUE FROM SHAREHOLDER (Continued)

      the Company during 2000, 2001, and 2002 to himself directly or indirectly in the amount of approximately $1,769,000, of which $900,000 was repaid by him to the Company.

      As a result, on August 16, 2002, the Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions. The Company filed its Form 8-K, Current Report dated October 3, 2002, with the SEC on October 4, 2002. The Form 8-K summarizes the nature of the transactions and discusses various related matters. The financial statements for 2001 and 2000 were reissued to give effect to the transactions discussed below in the financial statements of the respective years.

      Due from shareholder represents amounts paid to John J. Lawbaugh, directly or through companies affiliated with Mr. Lawbaugh and other costs incurred by the Company as a result of these transactions. As of December 31, 2002, and 2001, these amounts totaled $1,218,181 and $812,218, respectively. An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due with a corresponding charge to operations. As of December 31, 2002, and 2001, the allowance totaled $1,218,181, and $812,218, respectively.

      Due from shareholder consists of the following transactions:

      (a) During 2002, origination and other fees totaling $56,700 were paid to other entities controlled by Mr. Lawbaugh with respect to two loans held by the Company. $16,500 was previously recorded in the mortgage notes receivable balance and was adjusted as a reduction of the mortgage notes held for sale and a corresponding amount due from shareholder. The remaining $40,200 was credited to income and a corresponding amount due from shareholder.

      (b) During 2001, origination and other fees totaling $154,952 were paid to other entities controlled by Mr. Lawbaugh with respect to two loans originated by the Company. The amounts were previously recorded in the mortgage notes receivable balance and are adjusted to record a reduction of the mortgage notes held for sale and a corresponding amount due from shareholder.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE N - DUE FROM SHAREHOLDER (Continued)

      (c) During 2001, pursuant to the instructions of Mr. Lawbaugh, a cash payment of $84,000 was made to Mr. Lawbaugh's personal bank account by an escrow agent from funds provided by the Company to the escrow agent for the purchase of a mortgage note. The amounts were previously recorded in the mortgage notes receivable balance and are adjusted to record a reduction of the mortgage notes held for sale and a corresponding amount due from shareholder. With respect to the origination fees of $111,279 on one of the loans discussed in (b) above and the $84,000 discussed in (c) above, the borrower sold the property out of bankruptcy court to an unrelated third party in 2002. The Company entered into a new loan agreement with the purchaser in the amount of $1,050,000. This note was subsequently paid in full in 2003.

      (d) An interest escrow account was established for the benefit of a borrower in the amount of $42,286. This amount was funded by the Company in connection with a mortgage loan at the closing of the loan. Mr. Lawbaugh subsequently transferred the interest escrow account to his personal control. The liability to the borrower was previously omitted from the Company's financial statements and is adjusted to record an amount due from shareholder and a corresponding liability for the benefit of the borrower.

      (e) Cash payments of $188,744 were made to a bank account controlled by Mr. Lawbaugh in connection with the purchase of real estate tax lien certificates held for investment by the Company. The payment was made to an account controlled by Mr. Lawbaugh by the settlement agent pursuant to the instructions of Mr. Lawbaugh. The amount was previously recorded as an investment in real estate tax lien certificates and is adjusted to record a reduction of the tax lien certificates and a corresponding amount due from shareholder.

      (f) During 2000, an escrow held by a title company in the amount of $250,000 was transferred, pursuant to the instructions of Mr. Lawbaugh, to a bank account controlled by Mr. Lawbaugh. The amount was reflected as a cash escrow as of December 31, 2000 and was adjusted to record a reduction of the escrow and a corresponding amount due from shareholder.

      (g) During 2000, origination fees totaling $42,236 with respect to two loans originated by the Company were diverted from the Company to bank accounts controlled by Mr. Lawbaugh. The amounts were previously recorded in the mortgage notes receivable balance and are adjusted to record a reduction of the mortgage notes held for sale and mortgage notes held for investment and a corresponding amount due from shareholder.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE N - DUE FROM SHAREHOLDER (Continued)

      (h) During 2000, extension fees of $50,000 paid by a borrower related to the purchase of a mortgage loan from a third party by the Company were diverted from the Company and deposited to a bank account controlled by Mr. Lawbaugh. An adjustment has been made to record the fees as income to the Company during 2000 with a corresponding amount due from shareholder.

      (i) The Company has incurred legal, accounting and other costs in connection with the above transactions. These costs total $349,263 and have been billed to Mr. Lawbaugh and recorded to due from shareholder.

      The following summarizes the impact of those transactions on the Company for the respective periods:

                                          YEAR ENDED           YEAR ENDED           YEAR ENDED
                                      DECEMBER 31, 2002    DECEMBER 31, 2001    DECEMEBR 31, 2000          TOTAL
                                      -----------------    -----------------    -----------------       -----------
            Qualified Assets              $ (56,700)          $(1,396,907)          $(292,236)          $(1,745,843)
            Additional Paid in
            Capital                       $      --           $  (707,550)          $      --           $  (707,550)
            Shareholder's Equity          $ 265,762           $(1,146,957)          $(292,236)          $(1,704,955)
            Net Loss                      $(365,763)          $  (439,407)          $(292,236)          $(1,097,406)

NOTE O - SIGNIFICANT EVENTS

      During 2002, management of the Company discovered facts that came to its attention regarding several transactions involving the Company (See Note
      N). Due to the discovery of these transactions, on August 16, 2002, the Company's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer. The Board of Directors also authorized an investigation to determine the scope and impact of the transactions on the financial statements and to determine if there were any other inappropriate transactions involving the Company. The investigation was performed by the Company's management and overseen by two directors and the Company's independent auditors. As a result of this investigation, it was determined that assets of the Company were diverted to Mr. Lawbaugh, directly or indirectly, in the amount of approximately $1,769,000, of which $900,000 was repaid by Mr. Lawbaugh to the Company, and certain federal securities laws were violated (See Note N).

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE O - SIGNIFICANT EVENTS (Continued)

      Based on these facts, the Company amended and restated its financial statements for the years ended December 31, 2001 and 2000, and amended all annual and quarterly SEC filings affected to properly disclose the nature and affects of these transactions. Also, due to the discovery of these transactions, the Company suspended the sale of its face-amount certificates on August 16, 2002 and sales have not yet resumed.

      On November 14, 2002, Mr. Lawbaugh entered into an Escrow Agreement with 1st Atlantic and an escrow agent, pursuant to which the shares of 1st Atlantic common stock that Mr. Lawbaugh owns (the "Shares") have been delivered to the escrow agent to be held pending their sale to an independent third party which has no affiliation with Mr. Lawbaugh. Under the terms of the Escrow Agreement, Mr. Lawbaugh relinquished his voting rights associated with the Shares to the Board of Directors of 1st Atlantic and agreed to an initial period of 60 days to sell his Shares. There was an option whereby this period could have been extended by 1st Atlantic's Board of Directors for another 30 days if Mr. Lawbaugh was engaged in good faith efforts to sell his Shares, with any further extensions granted at the discretion of 1st Atlantic's Board. After the initial 60-day period, the Board of Directors did not elect to grant any extensions. Currently, the Company is seeking a buyer of the Shares. The Board of Directors of 1st Atlantic has full power and authority to vote the Shares, subject to the terms of the Escrow Agreement.

      Upon the sale of the Shares, cash proceeds from the sale will first be paid to 1st Atlantic and the Company to satisfy claims by those companies against Mr. Lawbaugh. Any proceeds remaining after the payment of such claims shall be paid to Mr. Lawbaugh.

      Pursuant to the terms of the Escrow Agreement, Mr. Lawbaugh has resigned from the Boards of Directors of the Company and 1st Atlantic.

      In October 2002, SEC staff members (the "Staff") initiated a regulatory examination of 1st Atlantic, the Company's parent. In January 2003, the Staff advised 1st Atlantic that it believed that the reserves required to be maintained by 1st Atlantic under the 1940 Act to support its outstanding face-amount certificates were inadequate. The Company understands that the Staff's position is that certain transfers of 1st Atlantic's assets to the Company were made without consideration resulting in a reduction in 1st Atlantic's reserves materially below the minimum amount required by the 1940 Act. 1st Atlantic has taken the position that the common stock of the Company that it owns, through State Bond, and that it owned at the time of the transfers, may be treated as a qualified asset for purposes of the certificate reserve requirements of the 1940 Act. The Staff disagrees with 1st Atlantic's position. On March 17,

      2003, the Staff advised 1st Atlantic that if satisfactory evidence of an imminent transaction that would restore 1st Atlantic's reserves was not provided, the Staff would recommend to the SEC that a civil injunctive action be brought against 1st Atlantic. Among other things, the action would seek the appointment of a receiver for 1st Atlantic. Since March 17, 2003, the Company has attempted to negotiate a resolution with the Staff that would avoid such an action against 1st Atlantic. Management cannot predict the impact upon the Company of any such action that may be brought by the SEC.

      The Company has been actively seeking a buyer for Mr. Lawbaugh's shares of 1st Atlantic and a plan has been presented to the Staff whereby shares of 1st Atlantic's common stock would be purchased by an investment group that includes the Company's President. The plan would, among other things, provide additional capital to 1st Atlantic to address the Staff's concerns regarding 1st Atlantic's reserve requirements. The sale of the Shares is subject to the availability of financing being sought and the approval of the 1st Atlantic Board of Directors, which except for one member is the same as the Company's Board of Directors. The Company has been informed that this plan will be submitted to the Boards of Directors for their consideration at meetings to be held on April 24, 2003.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE P - CERTIFICATE LIABILITY

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

      The total certificate liability at December 31 is summarized as follows:

                                             2002             2001        Average
                                                                       Interest Rate
                                         -----------      -----------  --------------
      Fully-paid certificates:
      Single-payment series 503          $31,477,064      $22,011,880      6.19%
      Installment                          1,148,426        1,226,036      6.19%
      Optional settlement                    157,767          161,607      6.19%
                                         -----------      -----------

                                          32,783,257       23,399,523
                                         -----------      -----------

      Installment certificates:
        Reserves to mature, by series
          120 and 220                        323,515          336,000      6.19%
          315                                 82,054           85,527      6.19%
                                         -----------      -----------

                                             405,569          421,527
                                         -----------      -----------

      Total certificate liability        $33,188,826      $23,821,050
                                         ===========      ===========

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE Q - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                           December 31, 2002                   December 31, 2001
                                     -----------------------------       -----------------------------
                                       Carrying         Estimated          Carrying         Estimated
                                        Value           Fair Value          Value           Fair Value
                                     -----------       -----------       -----------       -----------
      Assets
        Available-for-sale
          Securities                 $ 9,190,162       $ 9,190,162       $ 6,774,313       $ 6,774,313
        Mortgage notes held
          for sale                    13,163,828        13,389,186         5,436,118         5,436,118
        Mortgage notes held
          for investment                      --                --           731,482           731,482
        Real estate tax lien
          certificates                 1,632,437         1,632,437         2,628,528         2,628,528
        Residual mortgage
          certificates                 4,038,607         4,038,607                --                --
        Real estate owned              2,647,095         2,805,000                --                --
        Property held for sale                --                --           419,923         1,911,000
        Certificate loans                 77,462            77,462            98,137            98,137
        Cash and cash
          equivalents                  2,230,886         2,230,886         5,538,094         5,538,094
      Liabilities
        Certificate liability         33,188,826        33,188,826        23,821,050        23,821,050

      The following methods and assumptions were used in estimating fair values:

      Available-for-sale Securities

      Fair values for investments in securities are based on quoted market prices, where available. For available-for-sale securities for which a quoted market price is not available, fair values are estimated using internally calculated estimates or quoted market prices of comparable instruments.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE Q - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

      Real Estate Tax Lien Certificates

      Estimated fair value of real estate tax lien certificates approximates their carrying value.

      Residual Mortgage Certificate

      Estimated fair value of the residual mortgage certificate approximates its carrying value.

      Real Estate Owned

      Fair value is estimated based on the appraised market value of the real estate.

      Property Held for Sale

      Estimated fair value of property held for sale is based on a contract for the sale of the property to an unrelated third party.

      Cash and Cash Equivalents

      The carrying amounts of cash and cash equivalents approximate their fair value given the short-term nature of these assets.

      Certificate Liability

      The fair value and carrying value of the certificate liability is based on the surrender value of the applicable certificate prospectus.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE R - INCOME TAXES

      Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses. Significant components of the deferred tax liabilities and assets as of December 31, 2002 and 2001 were:

                                                         2002           2001
                                                     -----------    -----------
      Deferred tax liabilities
        Net unrealized gains on available-for-sale
          securities                                 $        --    $   116,849
        Certificate liability                            859,894        640,269
                                                     -----------    -----------

          Total deferred tax liabilities                 859,894        757,118
                                                     -----------    -----------

      Deferred tax assets
        Investments                                           --        185,644
        Mortgage notes                                    74,131             --
        Capital loss carryover                           218,026        381,925
        Net operating loss carryforward                2,086,460        967,671
                                                     -----------    -----------

          Total deferred tax assets                    2,378,617      1,535,240

      Valuation allowance for deferred tax assets     (1,518,723)      (778,122)
                                                     -----------    -----------

          Net deferred tax assets                        859,894        757,118
                                                     -----------    -----------

          Deferred tax liabilities shown on the
            accompanying balance sheets              $        --    $        --
                                                     ===========    ===========

      In 2002 and 2001, the Company has provided a valuation allowance for deferred tax assets for net operating loss carryforwards and capital loss carryforwards in which realization of these future benefits cannot be reasonably assured as a result of recurring operating losses and the uncertainty of the Company's ability to realize the capital loss carryforwards. If the Company has capital gains, these capital loss carryforwards would be available to offset such gain, subject to certain limitations. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE R - INCOME TAXES (Continued)

      At December 31, 2002 and 2001, the Company had net operating loss carryforwards of approximately $5,405,336 and $2,506,919, respectively, for income tax purposes which expire in various years through 2022. The Company had capital loss carryforwards at December 31, 2002 and 2001 of approximately $564,833 and $988,930, respectively, which expire in various years through 2006.

      The components of the provision for federal income tax expense consist of the following:

                                               Year Ended December 31,
                                           ------------------------------
                                            2002      2001         2000
                                           -----   ---------    ---------

      Current                              $  --   $      --    $      --
      Deferred                                --    (288,264)    (621,055)
                                           -----   ---------    ---------

      Total federal income tax benefit     $  --   $(288,264)   $(621,055)
                                           =====   =========    =========

      Federal income tax expense differs from that computed by using the income tax rate of 35%, as shown below.

                                                  Year Ended December 31,
                                            -----------------------------------
                                               2002         2001         2000
                                            ---------    ---------    ---------

      Income tax benefit at
        statutory rate                      $(915,618)   $(441,577)   $(309,977)
      State tax benefit, net of federal
        tax benefit                          (188,510)     (86,968)     (24,277)
      Increase in valuation allowance
        related to capital loss and
        NOL carryovers                        740,601      571,667      206,455
      Decrease in contingent tax liability         --           --           --
      Dividend received deduction                  --           --           --
      Certificate liability adjustment        289,396     (287,735)    (615,904)
      Mortgage notes marked to market          74,131           --       38,136
      Tax-exempt interest                          --      (12,000)     (12,000)
      Other                                        --      (31,651)      96,512
                                            ---------    ---------    ---------

      Total federal income tax benefit      $      --    $(288,264)   $(621,055)
                                            =========    =========    =========

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE S - RELATED PARTY TRANSACTIONS

      State Bond provides the Company with administrative services pursuant to an Administrative Services Agreement. This agreement stipulates that State Bond shall provide certain administrative and support services for the Company. Services include use of State Bond's property and equipment, facilities and personnel needed for SBM-MD's daily operations. For providing such services, State Bond earns an annual fee from the Company calculated at either 1% of the Company's average certificate liability balances, or an amount not to exceed $2.5 million. The charge is determined monthly by State Bond and the Company's management. During 2002, 2001 and 2000, a fee was charged totaling $1,794,700, $1,078,839 and
      $112,223, respectively. Management fees paid in 2002, 2001 and 2000 were $1,794,700, $1,119,128 and $71,934, respectively.

      On September 30, 2001, State Bond contributed as additional paid in capital a mortgage note to the Company which totaled $1,136,047 at that date.

      On September 30, 2001, State Bond through its sole member, 1st Atlantic, contributed as additional paid in capital to the Company a beneficial interest in a property consisting of land and building held for sale which totaled $410,087 at the date of the contribution. The basis in the property at the contribution date is the original cost basis of the shareholders of 1st Atlantic at the date of the original contribution to 1st Atlantic (September 30, 1998), increased for the expenditures made by 1st Atlantic and subsequently by the Company in connection with the investment in the property held for sale. As of December 31, 2001, the carrying amount of the property was $419,923. On December 31, 2002, this property was sold (See Note L).

      The Company made a mortgage loan to a partnership in which an affiliate owned a 51% interest. As of December 31, 2001, the outstanding principal balance of the mortgage note was $378,950 and accrued interest totaled $59,104. In April 2002, the outstanding principal balance of the mortgage note and accrued interest was paid in full satisfaction on the receivable in the amount of $533,120.

      A director of the Company provided legal services relating to the Acquisition and throughout 2001. Total costs for services provided during 2001 and 2000 were $8,150 and $61,960, respectively.

      Due from shareholder totaling $1,218,181 represents amounts paid to John
      J. Lawbaugh, the majority shareholder of 1st Atlantic, directly or through companies affiliated with the shareholder and other costs incurred by the Company related to those transactions. An allowance has been recorded in the full amount due from shareholder (See Notes N and O).

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE S - RELATED PARTY TRANSACTIONS (Continued)

      Related party receivable and related party payable represents certain advances made by the Company to affiliates and advances the Company has received from affiliates. Most advances relate to operational transactions. As of December 31, 2002 and 2001, related party receivables total $129,351 and $47,787 respectively. As of December 31, 2002 and 2001, related party payables total $117,925 and $23,211, respectively.

      A warehouse line of credit has been established between SBM and ACFC (See Note H).

NOTE T - SHAREHOLDER'S EQUITY AND REGULATORY MATTERS

      The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($31.6 million and $21.5 million at December 31, 2002 and 2001, respectively). The Company had qualified assets (at amortized cost) of $32.3 million and $22.2 million at those respective dates.

      For purposes of determining compliance with the foregoing provisions, qualified assets are valued in accordance with District of Columbia Insurance Laws (the "D.C. Laws") as required by the 1940 Act. Qualified assets for which no provision for valuation is made in the D.C. Laws are valued in accordance with rules, regulations, or orders prescribed by the SEC. These values are the same as the financial statement carrying values, except that for financial statement purposes, available-for-sale securities are carried at fair value. For qualified asset purposes, available-for-sale securities are valued at amortized cost.

      Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of December 31, 2002 and 2001, as shown in the following table. Certain assets on deposit are not considered qualified assets for the purposes of this calculation because they are reserved for the repayment of existing liabilities. Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

                     SBM Certificate Company and Subsidiary

                        December 31, 2002, 2001, and 2000

NOTE T - SHAREHOLDER'S EQUITY AND REGULATORY MATTERS (Continued)

                                                        December 31,
                                                ----------------------------
                                                    2002            2001
                                                ------------    ------------

      Qualified assets on deposit:
          Central depositories                  $ 35,182,213    $ 21,904,193
          State governmental authorities             270,899         270,899
                                                ------------    ------------

      Total qualified assets on deposit         $ 35,453,112    $ 22,175,092

      Less: Qualified assets reserved by
                 Provident warehouse line       $ (2,547,954)   $         --
      Less: Qualified assets reserved for
                 real estate liens                  (590,000)             --
                                                ------------    ------------

      Total Qualified assets                    $ 32,315,158    $ 22,175,092
                                                ============    ============

      Certificate reserve under Section 28(a)   $ 31,418,457    $ 21,311,350
      Less: Certificate loans                        (77,462)        (98,137)
      Plus: Base capital requirement                 250,000         250,000
                                                ------------    ------------

      Required deposits                         $ 31,590,995    $ 20,160,120
                                                ============    ============

NOTE U - CONCENTRATIONS

      During 2002, the Company had selling agreements in place with nine broker-dealer firms to sell the face-amount certificates of the Company. Of the Company's $9,878,885 of new certificate sales, $3,556,399, or 36%, were sold by one broker-dealer, ARM Securities. This percentage significantly decreased from 2001 during which 65% of sales were by ARM Securities. During 2002, prior to the suspension of sales, the Company executed new selling agreements and began extensive marketing to other broker-dealers with which it had selling agreements to mitigate this concentration.

                     SBM Certificate Company and Subsidiary

                             SUPPLEMENTAL SCHEDULES

         SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS

                                December 31, 2002

                                                                   PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                                   AMOUNT          COST            VALUE
---------------------------------                                  ---------     ----------      ----------
AVAILABLE-FOR-SALE SECURITIES
  U.S. TREASURY SECURITIES
    U.S. Treasury Note, 5.625%, due 5/15/2008                      $ 50,000      $   51,360      $   56,735
    U.S. Treasury Note, 7.25%, due 8/15/2004                        200,000         213,750         218,750
                                                                                 ----------      ----------
                                                                                    265,110         275,485
                                                                                 ----------      ----------
OBLIGATIONS OF STATE AND POLITICAL
  SUBDIVISIONS
  Belmont County, Ohio, Sanitary Sewer District #3
    Waterworks Revenue Bonds, 4.25%, due 4/01/2004                    5,000           5,000           5,002
  Yuba County California, Water Agency Bonds, 4%,
    due 3/01/2016                                                    75,000          65,156          70,250
                                                                                 ----------      ----------
                                                                                     70,156          75,252
                                                                                 ----------      ----------

CORPORATE DEBT SECURITIES
  FINANCIAL INSTITUTIONS
    Central Fidelity Cap. I, Series A, 7.18%, due 4/15/2027         950,000         926,188         868,946
    Citigroup Inc., 7%, due 12/01/2025                              300,000         317,250         340,731
                                                                                 ----------      ----------
                                                                                  1,243,438       1,209,677
                                                                                 ----------      ----------

PUBLIC UTILITIES
  MCI Communications Corp., 7.75%, due 3/15/2024                    900,000         973,619         441,000
                                                                                 ----------      ----------

INDUSTRIAL:
  USX Corp., 6.65%, due 2/1/2006                                    750,000         723,829         820,020
                                                                                 ----------      ----------

CONVERTIBLE DEBT SECURITIES:
Verizon Communications Inc.,
    Reverse Exchangeable Securities, Medium-Term Notes
      Series A, 11.5%, due 5/22/2003                                261,000         257,085         244,035
AT&T, Reverse Exchangeable Securities
  Medium-Term Notes, Series A, 11.5%, due 5/27/03                    25,000          21,875          19,525
Citigroup Inc., Reverse Exchangeable Securities
  Medium-Term Notes, Series A, 10.5%, due 7/3/2003                  293,000         293,000         286,408
The Home Depot, Inc., Reverse Exchangeable Securities
  Medium-Term Notes, Series A, 11.5%, due 7/24/2003                 222,000         208,680         199,800
Intel Corporation, Reverse Exchangeable Securities
  Medium-Term Notes, Series A, 14%, due 3/18/02004                  330,000         341,550         338,250
                                                                                 ----------      ----------
                                                                                  1,122,190       1,088,018
                                                                                 ----------      ----------

    TOTAL CORPORATE DEBT SECURITIES                                              $4,063,076      $3,558,715
                                                                                 ----------      ----------

                                  (continued)

                     SBM Certificate Company and Subsidiary

   SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS - CONTINUED

                                December 31, 2002

                                                      PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                      AMOUNT        COST            VALUE
---------------------------------                     ---------   -----------     ----------
  CORPORATE EQUITY SECURITIES
    SPDR Trust Series 1                                30,000       3,344,830      2,646,900
    Diamonds Trust, Series 1                           10,000       1,027,450        835,100
    Nasdaq 100 Trust Shares                            70,000       2,373,700      1,705,900
                                                                  -----------     ----------
                                                                    6,745,980      5,187,900
                                                                  -----------     ----------

  MORTGAGE-BACKED SECURITIES
    Government National Mortgage Association
      11.5%, due 4/15/2013                                322             322            376
      11.5%, due 5/15/2015                                122             140            143
      5.375%, due 1/20/2026                            89,947         100,726         92,291
                                                                  -----------     ----------
                                                                      101,188         92,810
                                                                  -----------     ----------

        TOTAL AVAILABLE-FOR-SALE SECURITIES                       $11,245,510     $9,190,162
                                                                  ===========     ==========

                     SBM Certificate Company and Subsidiary

   SCHEDULE II - INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON

                          Year ended December 31, 2002

                                                                                       AMOUNT OF DIVIDENDS OR INTEREST
                                                                                  ----------------------------------------
                                                                       CARRYING                                  INCOME
                                                                       VALUE OF                                   FROM
                                                       PAR VALUE      INVESTMENT                               INVESTMENT
       NAME OF INVESTMENT IN              NUMBER OF    OF SHARES          IN      CREDITED TO                IN SUBSIDIARY
            SUBSIDIARY                   SHARES HELD      HELD        SUBSIDIARY     INCOME       OTHER        FOR PERIOD
       ---------------------             -----------   ---------      ----------  -----------    --------    -------------
Atlantic Capital Funding Corporation       10,000       $20,000       $1,188,857      $ --       $620,500       $190,350
                                                        =======       ==========      ====       ========       ========

                     SBM Certificate Company and Subsidiary

  SCHEDULE III - MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES

                          Year ended December 31, 2002

                                                        AMOUNT OF PRINCIPAL UNPAID
                                                            AT CLOSE OF PERIOD
                                                       ----------------------------

                                                                                                          INTEREST         INTEREST
                                                                                          AMOUNT OF        DUE AND          INCOME
                                        CARRYING                         SUBJECT TO       MORTGAGES      ACCRUED AT         EARNED
                                        AMOUNT OF                        DELINQUENT         BEING          END OF         APPLICABLE
     DESCRIPTION        PRIOR LIENS       ASSET           TOTAL           INTEREST        FORECLOSED       PERIOD         TO PERIOD
     -----------        -----------    -----------     -----------       ----------       ----------     ----------       ----------
LIENS ON:
  RESIDENTIAL               NONE       $ 7,622,690     $ 7,758,923       $  618,578       $       --       $38,773       $  858,795
  COMMERCIAL                NONE         5,541,138       5,630,263        1,196,681        1,196,681        49,765          290,078
  RESIDUAL  MORTGAGE
    CERTIFICATE             NONE         4,038,607              --               --               --            --          501,174
                                       -----------     -----------       ----------       ----------       -------       ----------

        TOTAL              $  --       $17,202,435     $13,389,186       $1,815,259       $1,196,681       $88,538       $1,650,047
                           =====       ===========     ===========       ==========       ==========       =======       ==========

                     SBM Certificate Company and Subsidiary

                SCHEDULE IV - REAL ESTATE OWNED AND RENTAL INCOME

                                December 31, 2002

                                                             Cost of          Carrying      Reserve for                Total Rental
     Property Type        Encumbrances    Initial Cost     Improvements         Value          Losses      Rents Due      Income
     -------------        ------------    ------------     ------------      ----------     -----------    ---------   ------------
Farms                         $--          $       --       $       --       $       --          $--          $--          $--
Residential                    --                  --               --               --           --           --           --
Apartments and
  business                     --             330,750          128,253          459,003           --           --           --
Unimproved                     --           1,831,968          356,124        2,188,092           --           --           --
                              ---          ----------       ----------       ----------          ---          ---          ---

    Total                     $--          $2,162,718       $  484,377       $2,647,095          $--          $--          $--
                              ===          ==========       ==========       ==========          ===          ===          ===

Rent from properties
  sold during period          $--          $       --       $       --       $       --          $--          $--          $--
                              ---          ----------       ----------       ----------          ---          ---          ---

    Total                     $--          $       --       $       --       $       --          $--          $--          $--
                              ===          ==========       ==========       ==========          ===          ===          ===

                     SBM Certificate Company and Subsidiary

                    SCHEDULE V - QUALIFIED ASSETS ON DEPOSIT

                                December 31, 2002

                                                                         FIRST
                                                                       MORTGAGES
                                                                       AND OTHER
                                                    INVESTMENTS       FIRST LIENS
                                                   IN SECURITIES        ON REAL          OTHER
        NAME OF DEPOSITORY              CASH            (a)              ESTATE           (b)         REAL ESTATE          TOTAL
        ------------------            ----------   -------------      -----------       --------      -----------       -----------
State governmental authorities
  Securities Department of Illinois   $       --    $   265,110       $        --       $  5,789                        $   270,899
Central depositories
  US Bank                              1,546,826     10,980,400        16,286,918        388,960        2,647,095        31,850,199
  Provident Bank                          35,909             --         2,547,954             --               --         2,583,863
  Bank of America                        514,107             --                --             --               --           514,107
  Chase Manhattan                        105,031             --                --             --               --           105,031
  Chevy Chase                             26,617             --                --             --               --            26,617
  National Title Corporation             100,000             --                --             --               --           100,000
  Wells Fargo                              2,396             --                --             --               --             2,396
                                      ----------    -----------       -----------       --------       ----------       -----------

Total qualified assets on deposit     $2,330,886    $11,245,510       $18,834,872       $394,749       $2,647,095       $35,453,112
                                      ==========    ===========       ===========       ========       ==========       ===========

(a)   Represents amortized cost of bonds and securities.

(b)   Represents dividend and interest receivable on qualified assets.

                     SBM Certificate Company and Subsidiary

                       SCHEDULE VI - CERTIFICATE RESERVES
                           PART I - SUMMARY OF CHANGES

                          Year ended December 31, 2002

                                                                               BALANCE AT BEGINNING OF YEAR
                                                                           -------------------------------------
                                                                                                       RESERVES
                                                                                                      (INCLUDING
                                                                           NUMBER OF                   ADVANCE
                                                                           ACCOUNTS                    PAYMENTS
                                                                             WITH       AMOUNT OF        WITH
                                                                   YIELD   SECURITY      MATURITY       ACCRUED
                         DESCRIPTION                              PERCENT   HOLDERS       VALUE        INTEREST)
                         -----------                              -------  --------    -----------    -----------
Reserves to mature, installment certificates
  Series 120                                                        6.19         7     $    40,000    $   127,519
  Series 220                                                        6.19        13          71,000        208,481
  Series 315                                                        6.19        16          61,600         85,527

Single payment certificates
  Series 503                                                        6.19     1,348      17,840,500     17,513,457
  Series 505                                                        6.19       152       2,441,879      1,406,613
  Series 507                                                        6.19        68         798,935        531,595
  Series 510                                                        6.19       189       3,761,918      2,560,215

Fully paid installment certificates - (Paid Up Bonds)               6.19       391       2,006,476      1,226,036

Optional settlement certificates
  Paid-up certificate (Special Maturity)                            6.19         3             575            498
  Annuities                                                         6.19        18         161,109        161,109

  Due to unlocated certificate holders                                          --              --
                                                                             -----     -----------    -----------

  Total                                                                      2,205     $27,183,992    $23,821,050
                                                                             =====     ===========    ===========

Total charged to income, per above
  Less reserve recoveries from terminations prior to maturity

  Interest credited on certificate reserves, per statement of operations and comprehensive income (loss)


                                                                                        ADDITIONS
                                                                  -----------------------------------------------------
                                                                                  RESERVE
                                                                                 PAYMENTS
                                                                                    BY          CHARGED TO
                                                                  CHARGED TO    CERTIFICATE       OTHER
                         DESCRIPTION                                INCOME        HOLDERS      ACCOUNTS (a)  Adjustment
                         -----------                              -----------    ----------    ------------  ----------
Reserves to mature, installment certificates
  Series 120                                                      $     6,022    $    1,064        $--        $     --
  Series 220                                                           10,009         2,862         --              --
  Series 315                                                            4,340         2,930         --              --

Single payment certificates
  Series 503                                                        1,011,916     4,760,455         --         153,148
  Series 505                                                           87,064     2,000,733         --         179,492
  Series 507                                                           26,986       485,415         --          12,740
  Series 510                                                          148,426     2,625,426         --          75,539

Fully paid installment certificates - (Paid Up Bonds)                  59,050            --         --           4,446

Optional settlement certificates
  Paid-up certificate (Special Maturity)                                   12            --         --              --
  Annuities                                                             7,395            --         --          28,512

  Due to unlocated certificate holders                                     --            --         --              --
                                                                  -----------    ----------        ---        --------

  Total                                                           $ 1,361,220    $9,878,885        $--        $453,877
                                                                  ===========    ==========        ===        ========

Total charged to income, per above                                $ 1,361,220
  Less reserve recoveries from terminations prior to maturity         (11,896)
                                                                  -----------
  Interest credited on certificate reserves,
    per statement of operations and comprehensive income (loss)   $ 1,349,324
                                                                  ===========

                                  (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
                     PART I - SUMMARY OF CHANGES - CONTINUED

                          Year ended December 31, 2002

                                                                                     DEDUCTIONS
                                                            ------------------------------------------------------------



                                                                                CASH
                                                                             SURRENDERS
                                                                              PRIOR TO        OTHER NOTE      OTHER NOTE
                    DESCRIPTION                             MATURITIES        MATURITY            (a)            (b)
                    -----------                             ----------       ----------       ----------      ----------
Reserves to mature, installment certificates
  Series 120                                                 $     --        $   13,236        $     --        $     --
  Series 220                                                       --            19,206              --              --
  Series 315                                                       --             6,630           4,113              --

Single payment certificates
  Series 503                                                  450,493           776,374         295,906         172,862
  Series 505                                                       --            14,238             462          36,990
  Series 507                                                       --                --              --          12,320
  Series 510                                                       --           169,712          52,642         108,262

Fully paid installment certificates - (Paid-up bonds)           4,680            56,727          79,699              --

Optional settlement certificates
  Paid-up certificate (Special Maturity)                           --                --              --              --
  Annuities                                                   115,867                --              --              --

  Due to unlocated certificate holders                             --                --              --              --
                                                             --------        ----------        --------        --------

  Total                                                      $571,040        $1,056,123        $432,822        $330,434
                                                             ========        ==========        ========        ========

                                                                        BALANCE AT END OF YEAR
                                                            ---------------------------------------------
                                                                                                RESERVES
                                                                                               (INCLUDING
                                                            NUMBER OF                            ADVANCE
                                                            ACCOUNTS                            PAYMENTS)
                                                              WITH          AMOUNT OF             WITH
                                                            SECURITY         MATURITY           ACCRUED
                    DESCRIPTION                              HOLDERS          VALUE             INTEREST
                    -----------                             ---------      -----------        -----------
Reserves to mature, installment certificates
  Series 120                                                      6        $    32,000            121,369
  Series 220                                                     12             59,000            202,146
  Series 315                                                     14             53,900             82,054

Single payment certificates
  Series 503                                                  1,627         23,692,260         21,732,002
  Series 505                                                    276          4,147,235          3,621,656
  Series 507                                                     98          1,243,089          1,044,416
  Series 510                                                    304          6,059,720          5,078,990

Fully paid installment certificates - (Paid-up bonds)           371          1,905,776          1,148,426

Optional settlement certificates
  Paid-up certificate (Special Maturity)                         --                 --                 --
  Annuities                                                      17            157,767            157,767

  Due to unlocated certificate holders                           --                 --                 --
                                                              -----        -----------        -----------

  Total                                                       2,725        $37,350,747        $33,188,826
                                                              =====        ===========        ===========

NOTE (a) - Rolled to other product in the Company

NOTE (b) - Direct interest payment to certificate holders

                                  (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                           CLASSIFIED BY AGE GROUPINGS

                          Year ended December 31, 2002

                                                BALANCE AT BEGINNING OF YEAR
                                           -------------------------------------
                                           NUMBER OF
                                           ACCOUNTS
                               AGE           WITH        AMOUNT OF
                            GROUPING IN    SECURITY       MATURITY     AMOUNT OF
                               YEARS        HOLDERS         VALUE       RESERVES
                            -----------    ---------     ---------     ---------

Series 120                      23             0          $     --     $      --
                                24             1             6,000        15,917
                                25             1             8,000        12,645
                                31             0                --            --
                                32             0                --            --
                                33             1             5,000        16,224
                                34             0                --            --
                                35             0                --            --
                                36             2            12,000        41,137
                                37             1             3,000        11,827
                                38             0                --            --
                                40             1             6,000        25,847

Interest reserve

Accrued interest payable                                                   3,922
                                              --          --------     ---------

Total                                          7          $ 40,000     $ 127,519
                                              ==          ========     =========

Series 220                      23             0          $     --     $      --
                                24             1            12,000        18,270
                                29             0                --            --
                                30             1             4,000         9,684
                                31             0                --            --
                                32             1             6,000        16,759
                                33             4            21,000        63,297
                                34             3            14,000        47,622
                                35             3            14,000        48,400

Interest reserve

Accrued interest payable                                                   4,449
                                              --          --------     ---------

Total                                         13          $ 71,000     $ 208,481
                                              ==          ========     =========

                                  (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2002

                      DEDUCTIONS                     BALANCE AT END OF YEAR
                ----------------------  ----------------------------------------------------
                                                      NUMBER OF
                   CASH                               ACCOUNTS
                SURRENDERS                  AGE         WITH       AMOUNT OF
                 PRIOR TO               GROUPING IN   SECURITY     MATURITY        AMOUNT OF
                 MATURITY        OTHER     YEARS       HOLDERS       VALUE          RESERVES
                ----------       -----  -----------   ---------    ----------      ---------
Series 120                                   23           1         $ 6,000         $ 18,249
                  13,237                     24           0              --               --
                                             25           0              --               --
                                             31           0              --               --
                                             32           0              --               --
                                             33           0              --               --
                                             34           1           5,000           17,685
                                             35           0              --               --
                                             36           0              --               --
                                             37           2          12,000           45,262
                                             38           1           3,000           12,653
                                             40           1           6,000           27,520
Interest
  reserve
Accrued
  interest
  payable
                --------          ---                    --         -------         --------

    Total       $ 13,237          $--                     6         $32,000         $121,369
                ========          ===                    ==         =======         ========

Series 220                                   23           0         $    --         $     --
                  19,206                     24           0              --               --
                                             29           0              --               --
                                             30           0              --               --
                                             31           1           4,000           10,453
                                             32           0              --               --
                                             33           2          10,000           30,771
                                             34           3          17,000           56,229
                                             35           2          14,000           34,718
Interest                                     36           3           9,000           52,479
  reserve                                    38           1           5,000           17,496
Accrued
  interest
  payable
                --------          ---                    --         -------         --------

    Total       $ 19,206          $--                    12         $59,000         $202,146
                ========          ===                    ==         =======         ========

                                  (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                           CLASSIFIED BY AGE GROUPINGS

                          Year ended December 31, 2002

                                                BALANCE AT BEGINNING OF YEAR
                                           -------------------------------------
                                           NUMBER OF
                                           ACCOUNTS
                               AGE           WITH        AMOUNT OF
                            GROUPING IN    SECURITY       MATURITY     AMOUNT OF
                               YEARS        HOLDERS         VALUE       RESERVES
                            -----------    ---------     ---------     ---------

Series 315                      12             0         $     --      $     --
                                13             0               --            --
                                14             2            7,700         6,829
                                15             0               --            --
                                16             4           20,900        23,035
                                17             2            4,400         5,797
                                18             1            2,200         3,526
                                19             6           24,200        38,555
                                20             1            2,200         3,932

Interest reserve                                                          2,302

Accrued interest payable                                                  1,551
                                              --         --------      --------

  Total                                       16         $ 61,600      $ 85,527
                                              ==         ========      ========

                                  (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2002

                      DEDUCTIONS                     BALANCE AT END OF YEAR
                ----------------------  ----------------------------------------------------
                                                      NUMBER OF
                   CASH                               ACCOUNTS
                SURRENDERS                  AGE         WITH       AMOUNT OF
                 PRIOR TO               GROUPING IN   SECURITY     MATURITY        AMOUNT OF
                 MATURITY      OTHER       YEARS       HOLDERS       VALUE          RESERVES
                ----------     ------   -----------   ---------    ----------      ---------
Series 315                                   12           0         $     --        $     --
                                             13           0               --              --
                   6,630                     14           2            7,700           8,335
                                             15           0               --              --
                                             16           4           17,600          24,205
                                             17           1            2,200           3,268
                                             18           1            2,200           3,952
                                             19           6           24,200          42,294
                                4,113        20           0               --              --

Interest
  reserve
Accrued
  interest
  payable
                --------       ------                    --         --------        --------

  Total         $  6,630       $4,113                    14         $ 53,900        $ 82,054
                ========       ======                    ==         ========        ========

                     SBM Certificate Company and Subsidiary

                SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                               -----------------------------
                                                                 CHARGED TO
                                 BEGINNING     CHARGED TO          OTHER
     DESCRIPTION                  OF YEAR        EXPENSE          ACCOUNTS       DEDUCTIONS    END OF YEAR
     -----------                ----------     ----------       ------------     ----------    -----------
Valuation allowance on
  deferred tax assets
  year ended
  December 31,
    2002                        $  778,122     $       --       $  740,600(1)        $--        $1,518,722
    2001                        $  206,455     $       --       $  571,667(1)        $--        $  778,122
    2000                        $       --     $       --       $  206,455(1)        $--        $  206,455
    1999                        $  120,000     $  140,981       $  261,163(2)        $--        $  522,144

Valuation allowance on
  shareholder receivable
  year ended
  December 31,
    2002                        $  812,218     $  405,963(3)    $       --           $--        $1,218,181
    2001                        $  342,236     $  469,982(3)    $       --           $--        $  812,218
    2000                        $       --     $  342,236(3)    $       --           $--        $  342,236

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

(3) See Note N of the Notes to the Consolidating Financial Statements for the year ended December 31, 2002.