Form 10-Q
period 2003-03-31
SBM CERTIFICATE CO
filed 2003-05-15
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: March 31, 2003

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

      As of May 15, 2003, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

      Because of the transactions and events described in the registrant's Form 8-K Current Reports dated August 16, 2002, October 3, 2002, and November 12, 2002, the registrant has restated its financial statements for the years ended December 31, 2001 and December 31, 2000, and amended all of its Form 10-Q Quarterly Reports affected since December 31, 2000. In addition, certain narrative disclosures were revised.

Table Of Contents

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2003
              (unaudited) and December 31, 2002...............................3

         Consolidated Statements of Operations for the three months ended
              March 31, 2003 (unaudited) and March 31, 2002 (unaudited).......4

         Consolidated Statements of Cash Flows for the three months ended
              March 31, 2003 (unaudited) and March 31, 2002 (unaudited).......5

         Notes to Consolidated Financial Statements ..........................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................8

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........13

Item 4   CONTROLS AND PROCEDURES..............................................14

Part II.  OTHER INFORMATION...................................................15

Item 1.  LEGAL PROCEEDINGS ...................................................15

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS.............................15

SIGNATURES ...................................................................15

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31, 2003        December 31, 2002
                                                                     --------------        -----------------
                                                                      (unaudited)
ASSETS
  Cash and investments
      Available-for-sale securities
        (amortized cost: $11,235,134 and $11,245,510)                 $  9,167,550           $  9,190,162
      Mortgage notes held for sale                                      10,374,315             13,163,828
      Real estate tax lien certificates                                  1,342,955              1,632,437
      Real estate owned                                                  2,654,426              2,647,095
      Residual mortgage certificate                                      3,973,006              4,038,607
      Escrows                                                              100,000                100,000
      Certificate loans                                                     77,629                 77,462
      Cash and cash equivalents                                          4,551,883              2,230,886
                                                                      ------------           ------------
         Total cash and investments                                     32,241,764             33,080,477
                                                                      ------------           ------------
  Receivables
      Dividends and interest                                               428,491                394,749
                                                                      ------------           ------------
         Total receivables                                                 428,491                394,749
                                                                      ------------           ------------
            Total qualified assets                                      32,670,255             33,475,226
   Other assets
      Related party receivable                                             121,934                129,351
       Fixed  assets, net of accumulated depreciation
         of $54,125 and $46,134                                            212,491                215,417
      Goodwill                                                             591,463                591,463
      Deferred acquisition costs, net                                      549,853                581,534
      Due from shareholder                                               1,356,026              1,218,181
      Allowance - due from shareholder                                  (1,356,026)            (1,218,181)
      Other assets
                                                                           234,221                122,069
                                                                      ------------           ------------
TOTAL ASSETS                                                          $ 34,380,217           $ 35,115,060
                                                                      ============           ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Statutory certificate liability                                       31,577,869             31,418,457
  Additional certificate liability                                       1,423,453              1,770,369
  Warehouse line of credit                                               1,788,000              2,542,600
  Deferred revenue                                                       2,000,054              1,640,425
  Real estate liabilities                                                  870,317                870,317
  Accounts payable and other liabilities                                   275,270                335,882
  Related party payable                                                        456                117,925
                                                                      ------------           ------------
      Total liabilities                                                 37,935,419             38,695,975
                                                                      ------------           ------------
Shareholder's equity

  Common stock, $1 par value; 10,000,000 shares
     authorized; 250,000 shares issued and outstanding                     250,000                250,000
  Additional paid-in capital                                             3,861,818              3,861,818
  Accumulated comprehensive income (loss), net of taxes                 (2,067,584)            (2,055,348)
  Accumulated deficit                                                   (5,599,436)            (5,637,385)
                                                                      ------------           ------------
     Total shareholder's equity (deficit)                               (3,555,202)            (3,580,915)
                                                                      ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                            $ 34,380,217           $ 35,115,060
                                                                      ============           ============


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      ------------------------
                                                                        2003           2002
                                                                      ---------      ---------
Investment income
  Interest and dividend income                                        $ 141,162      $ 157,866
  Other investment income                                                23,261          7,838
  Loan fee income                                                        75,173             --
  Mortgage interest income                                              465,983        238,946
                                                                      ---------      ---------

Total investment income                                                 705,579        404,650
                                                                      ---------      ---------

Investment and other expenses
  Administrative services fee                                           113,000        522,000
  Deferred acquisition cost amortization and renewal commissions         66,221         43,996
  Depreciation expense                                                    7,993          5,911
  Other expenses                                                         61,107        211,843
                                                                      ---------      ---------

Total investment and other expenses                                     248,321        783,750
                                                                      ---------      ---------

Interest credited on certificate liability                              384,886        320,140
                                                                      ---------      ---------

Net investment income (loss) before income taxes                         72,372       (699,240)
                                                                      ---------      ---------

Other operating income:
  Origination fee income                                                129,147        149,045
  Gain on sale to investor                                              640,743        245,691
  Other loan fee income                                                 131,261         64,770
                                                                      ---------      ---------

Total other operating income                                            901,151        459,506
                                                                      ---------      ---------

Other operating expenses:
  Salaries and commissions                                              588,945        332,619
  Other expenses                                                        173,197         99,629
  Warehouse interest expense and charges, net                            35,498             --
                                                                      ---------      ---------

Total other operating expenses                                          797,640        432,248
                                                                      ---------      ---------

Net other operating income before income taxes                          103,511         27,258
                                                                      ---------      ---------

Net investment and other operating income (loss) before income taxes    175,883       (671,982)
Deferred tax asset valuation allowance expense                               --        (72,123)
                                                                      ---------      ---------

Net investment and other operating income (loss)                        175,883       (744,105)

Net realized investment gains (losses)                                      (89)        97,188
                                                                      ---------      ---------

Net operating income (loss)                                             175,794       (646,917)
                                                                      ---------      ---------

Non operating expense:
  Reserve for losses - shareholder receivable                          (137,845)       (40,200)
                                                                      ---------      ---------

Net income (loss)                                                     $  37,949      $(687,117)
                                                                      =========      =========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)

                                                                            2003             2002
                                                                         -----------      -----------
Cash flows provided by (used in) operating activities
   Net income (loss)                                                     $    37,949      $  (687,117)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
      Interest credited on certificate liability                             384,886          320,140
      Reserve for losses - shareholder receivable                            137,845           40,200
      Realized investment (gains) losses                                          89          (97,188)
      Deferral of revenue                                                    359,629               --
      Deferred tax asset valuation allowance                                      --           72,123
      Deferral of acquisition costs                                          (13,273)         (65,870)
      Amortization of deferred acquisition costs and renewal
         commissions                                                          44,954           43,996
      Depreciation                                                             7,993            5,911
      Increase in dividends and interest receivable                          (33,742)         (81,770)
      Decrease in mortgage notes held for sale                             2,403,374               --
      Increase in shareholder receivable                                    (137,845)              --
      Changes in other assets and liabilities                               (309,180)         355,099
                                                                         -----------      -----------
         Net cash provided by (used in) operating activities               2,882,679          (94,476)
                                                                         -----------      -----------

Cash flows from investing activities
   Sales and redemptions of available-for-sale securities                     10,287          395,086
   Purchase of mortgage notes receivable                                    (937,146)         (99,000)
   Principal payments received on mortgage notes receivable                1,342,317          340,792
   Principal payments received on residual mortgage certificate               65,601               --
   Repayments of real estate tax lien certificates                           289,482          289,008
   Purchase of fixed assets                                                   (5,066)         (14,165)
   Repayment of certificate loans, net                                          (167)           5,230
                                                                         -----------      -----------
         Net cash provided by investing activities                           765,308          916,951
                                                                         -----------      -----------

Cash flows from financing activities
   Amounts paid to face-amount certificate holders                          (572,390)        (311,141)
   Amounts received from face-amount certificate holders                          --        2,069,418
   Warehouse line of credit borrowings, net                                 (754,600)              --
                                                                         -----------      -----------
         Net cash provided by (used in) financing activities              (1,326,990)       1,758,277
                                                                         -----------      -----------

         NET INCREASE IN CASH
            AND CASH EQUIVALENTS                                           2,320,997        2,580,752

Cash and cash equivalents, beginning                                       2,230,886        5,538,094
                                                                         -----------      -----------
Cash and cash equivalents, end                                           $ 4,551,883      $ 8,118,846
                                                                         ===========      ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003

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

      Operating results for the Company for the three months ended March 31, 2003, are not necessarily indicative of those to be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

3.    GOODWILL AND PURCHASED INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested annually for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

      SFAS 142 is effective for fiscal years beginning after December 15, 2001. In accordance with SFAS 142, the Company ceased amortizing goodwill, which totaled $591,463 as of the beginning of fiscal year 2002, and there was no charge to goodwill as a result of the implementation of SFAS 142. The goodwill was initially derived from the Acquisition.

4.    DUE FROM SHAREHOLDER

      Due from shareholder represents amounts paid to John J. Lawbaugh, the majority shareholder of 1st Atlantic, directly or through companies affiliated with Mr. Lawbaugh and other costs incurred by the Company as a result of these payments. As of March 31, 2003, these amounts totaled $1,356,026. An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due with a corresponding charge to operations. As of March 31, 2003, the allowance totaled $1,356,026. See "Certain Significant Events" in "Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations" for further description of due from shareholder.

5.    REGULATORY MATTERS

      The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($31.8 million and $31.6 million at March 31, 2003 and December 31, 2002, respectively). The Company had qualified assets (at amortized cost) of $32.3 million and $32.3 million at those respective dates.

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

      Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of March 31, 2003 and December 31, 2002, as shown in the following table. Certain assets on deposit are not considered qualified assets for the purposes of this calculation because they are reserved for the repayment of existing liabilities. Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

                                                                March 31, 2003   December 31, 2002
                                                                --------------   -----------------
Total qualified assets on deposit                                $ 34,653,497      $ 35,453,112

Less: Qualified assets reserved by Provident warehouse line      $ (1,788,000)     $ (2,547,954)
Less: Qualifies assets reserved for real estate liens                (590,000)         (590,000)
                                                                 ------------      ------------
Total qualified assets                                           $ 32,275,497      $ 32,315,158
                                                                 ------------      ------------

Certificate reserve under Section 28(a)                          $ 31,577,869      $ 31,418,457
Less:  Certificate loans                                              (77,629)          (77,462)
Plus:  Base capital requirement                                       250,000           250,000
                                                                 ------------      ------------
Required deposits                                                $ 31,750,240      $ 31,590,995
                                                                 ------------      ------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      SBM-MN was incorporated in (Minnesota) in June 1990 to assume the face-amount certificate business of SBM Company ("SBM"), which began in 1914. ARM purchased most of the assets of SBM in June 1995 and continued the issuance of face-amount certificates. The Company was formed on May 24, 2000 under the laws of the State of Maryland. The Company is a wholly-owned subsidiary of State Bond. The Company is an issuer of face-amount certificates and is registered under the 1940 Act. Face-amount certificates issued by the Company entitle the certificate holder to receive, at maturity, the principal investment and accrued interest. As a result of the Acquisition, the Company has assumed the obligations of SBM MN's outstanding face-amount certificates and now is the issuer of face-amount certificates that trace their origin to the early 1900s.

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

      The Company issues various series of single-payment investment certificates with guarantee periods of three, five, seven and ten years, respectively. Unless otherwise instructed by the holder, a certificate, by its terms, automatically continues for another guarantee period of the same duration until the certificate's maturity date. The certificates mature no later than 30 years from the date they are issued. The Company's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities. As indicated below under "Certain Significant Events," the Company suspended the sale of its certificates on August 16, 2002. Any use in this Form 10-Q Annual Report of the term "offer," "sale" or "issues" and any discussion in that context, is qualified by such suspension.

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

Certain Significant Events

      In 2002, management of the Company discovered facts that came to its attention regarding several transactions (the "Questioned Transactions") involving the Company. The Questioned Transactions raised concerns that the Company's former Chairman of the Board and Chief Executive Officer, John J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the 1933 Act and the 1934 Act, caused the Company to improperly report asset balances, and diverted cash assets of the Company to himself directly or indirectly during 2000, 2001 and 2002 totaling $1,768,917, of which $900,000 was repaid by Mr.
Lawbaugh to the Company. The balance of $868,917, together with legal and accounting costs incurred by the Company because of these matters, which totaled $487,109 as of March 31, 2003, constitute the amounts due from shareholder totaling $1,356,026 on the March 31, 2003 Consolidated Balance Sheet of the Company. An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due from the shareholder with a corresponding charge to operations.

      As a result of the Questioned Transactions, on August 16, 2002, the Company's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions and authorized an investigation into the Questioned Transactions. The investigation was performed by the Company's management under the supervision of two directors of the Board (the "Special Committee") and the Company's independent auditors. The Company filed its Form 8-K Current Report dated October 3, 2002, with the SEC on October 4, 2002. That Form 8-K Current Report describes the findings of the Special Committee created by the Board of Directors to oversee the investigation of Mr. Lawbaugh's transactions, summarizes the nature of the transactions and discusses various related matters. In addition, the Company suspended the sale of its face-amount certificates on August 16, 2002. The Company restated its financial statements and amended its Form 10-Q Quarterly Reports and Form 10-K Annual Reports filed with the Securities and Exchange Commission (the "SEC") for the periods affected to properly reflect the nature and effect of these transactions. The Company has not yet resumed the sale of its face-amount certificates and cannot, at this time, state when the sale of its certificates will resume.

      On November 12, 2002, Mr. Lawbaugh resigned from the Board of Directors of the Company and on November 14, 2002, entered into a Stock Escrow Agreement ("Escrow Agreement"). The Escrow Agreement placed Mr. Lawbaugh's shares of 1st Atlantic capital stock, representing majority ownership of 1st Atlantic, into escrow and removed his voting rights associated with the shares. The Company filed a Form 8-K Current Report dated November 12, 2002, with the SEC on November 27, 2002. That Form 8-K Current Report describes the terms and conditions of the Escrow Agreement, which, among other things, provides for the sale of all of Mr. Lawbaugh's shares of 1st Atlantic capital stock.

The following summarizes the impact of the Questioned Transactions on the Company for the respective periods indicated:

                                      THREE MONTHS
                                        ENDED             YEAR ENDED         YEAR ENDED         YEAR ENDED
                                       MARCH 31,         DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                         2003               2002               2001               2000               TOTAL
                                      -----------        -----------        -----------        -----------        -----------
Qualified Assets                      $  (137,845)       $   (56,700)       $(1,396,907)       $  (292,236)       $(1,883,688)
Additional Paid in Capital            $        --        $        --        $  (707,550)       $        --        $  (707,550)
Shareholder's Equity                  $  (137,845)       $  (265,762)       $(1,146,957)       $  (292,236)       $(1,842,800)
Net Loss                              $  (137,845)       $  (365,763)       $  (439,407)       $  (292,236)       $(1,235,251)


Potential Impact of Certain Regulatory Concerns

      Since the filing of its Form 8-K dated August 16, 2002, the Company has been engaged in ongoing discussions with staff members (the "Staff") of the SEC concerning the Questioned Transactions, the results of the Special Committee's investigation and various related matters such as are referred to above. In addition, the Staff initiated a regulatory examination of 1st Atlantic in October 2002. In January 2003, the Staff advised 1st Atlantic that it believed the reserves required to be maintained by 1st Atlantic under the 1940 Act to support 1st Atlantic's outstanding face-amount certificates were inadequate. The Company understands that the Staff's position is that certain transfers of 1st Atlantic's assets to the Company were made without consideration resulting in a reduction in 1st Atlantic's reserves materially below the minimum amount required by the 1940 Act.

      1st Atlantic has taken the position that the common stock of the Company that it owns, through State Bond, and that it owned at the time of the above transfers, may be treated as a qualified asset for purposes of the certificate reserve requirements of the 1940 Act. Members of the Staff have stated that they disagree with 1st Atlantic's position. At the same time, the Company has been actively seeking a buyer for Mr. Lawbaugh's majority ownership of 1st Atlantic common stock. The Company's President, Eric M. Westbury and certain non-affiliated investors have formed a partnership that has submitted a proposal to the Board of Directors of 1st Atlantic for the purchase of the majority of 1st Atlantic's shares, now held in escrow. The Company believes that under this proposal the Commission's concerns regarding 1st Atlantic's compliance with the reserve requirements of the 1940 Act would be resolved. The Company cannot, of course, provide any assurances in that regard.

      On March 17, 2003, the Staff advised 1st Atlantic, through its counsel, that in the absence of satisfactory evidence of an imminent transaction that would restore 1st Atlantic's reserves, the Staff would recommend to the
Commission that a civil injunctive action be brought against 1st Atlantic seeking emergency relief, including among other things, the appointment of a receiver. 1st Atlantic has been actively engaged in discussions with the Staff regarding this issue and a possible resolution. Nevertheless, on April 23, 2003, the Commission filed a complaint in the United States District Court for the District of Maryland alleging that 1st Atlantic is in violation of Sections 28(a) and 28(b) of the 1940 Act because it is not maintaining sufficient certificate reserves. The complaint contends that from approximately September 2001, as a result of the transfer of certain assets held by 1st Atlantic to the Company, 1st Atlantic has been and is operating with certificate reserves below the minimum required by the 1940 Act. Specifically, the complaint contends that 1st Atlantic has improperly counted the value of the common stock of its subsidiary State Bond, the Company's parent, as a "qualified investment" for purposes of the 1940 Act.

      As indicated above, 1st Atlantic has taken the position that the common stock of the Company, owned through State Bond, and that 1st Atlantic owned at the time of the above transfers, may be treated as a qualified asset for purposes of the certificate reserve requirements of the 1940 Act. 1st Atlantic, however, without admitting or denying the allegations of the complaint, agreed to the entry of a temporary restraining order enjoining 1st Atlantic from violating Sections 28(a) and 28(b) of the 1940 Act. In addition, 1st Atlantic agreed to be temporarily enjoined from making any payments to 1st Atlantic certificate holders. An order of the United States District Court for Maryland set a hearing date of May 5, 2003 to hear the Commission's motion for appointment of a receiver. This hearing date was subsequently changed to May 20, 2003. The Company does not believe that the appointment of a receiver for 1st Atlantic is necessary due to the potential transaction for the purchase of Mr. Lawbaugh's Shares, as described above. The Company believes that under this proposal, which would include a contribution of additional capital to 1st Atlantic, the Commission's concerns regarding 1st Atlantic's compliance with the reserve requirements of the 1940 Act would be resolved. The Company, however, cannot provide any assurances in this regard. The Company filed a Form 8-K Current Report dated April 23, 2003, with the SEC on April 28, 2003. That Form 8-K Current Report describes, in detail, the complaint filed by the Commission.

Financial Condition, Changes IN Financial ConditioN And Results OF Operations

For THE THREE MONTHS ENDED March 31, 2003 COMPARED WITH THE THREE MONTHS ENDED March 31, 2002

      As of March 31, 2003, total assets decreased $0.7 million from $35.1 million as of December 31, 2002 to $34.4 million as of March 31, 2003, while certificate liability decreased $0.2 million from $33.2 million as of December 31, 2002 to $33.0 million as of March 31, 2003. The decrease in total assets is primarily due to a lesser amount of mortgage notes held for sale funded from the warehouse line of credit. The decrease in certificate liability is primarily due to certificate maturities, redemptions and early surrenders.

      The Company's earnings are derived primarily from net investment income and net other operating income. Net investment income is income earned from invested assets less investment and other expenses and interest credited on certificate reserve liability. Net other operating income is income earned from the origination of loans in the mortgage lender/broker business less operating expenses. Changes in net investment income are largely due to changes in the rate of return on investments and changes in operating costs. Changes in net other operating income is attributable to changes in the volume and pricing of loans originated.

      The Company had a net income (loss) of $37,949 and ($687,117) for the three months ended March 31, 2003 and 2002, respectively. The net income for the three months ended March 31, 2003 stemmed mainly from net investment income of $72,372 and net other operating income of $103,511 less reserve for losses-shareholder receivable of $137,845. The net loss for the three months ended March 31, 2002 stemmed mainly from the net investment loss before income tax of $699,240. The net investment loss before income tax for the three months ended March 31, 2002 was due mainly to the combination of investment and other expenses and interest credited on certificate liability exceeding the income generated from the investment portfolio. During 2002, the Company held several non-revenue producing assets, which had a negative impact on the income generated from the investment portfolio. In addition, high operational costs related to the administrative services fee, legal fees and advertising resulted in an operating loss. The reserve for losses - shareholder receivable contributed further to the net loss for the three months ended March 31, 2002.

      Investment income (excluding realized investment gains and losses) for the three months ended March 31, 2003 was $705,579 compared to investment income of $404,650 for the three months ended March 31, 2003. Investment income plus realized investment gains represents annualized investment yields of 8.53% and 8.66% on average cash and investments of $33.1 million and $23.2 million for the three months ended March 31, 2003 and 2002, respectively. The increase in investment income is attributable to an increase in cash and investments being held by the Company.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $320,693 for the three months ended March 31, 2003 compared to $84,510 for the three months ended March 31, 2002. On an annualized yield basis, these amounts reflect net investment spread the three months ended March 31, 2003 and 2002 of 3.88% and 1.36%, respectively.

      Interest credited on certificate liability for the three months ended March 31, 2003 and 2002 was $384,886 and $320,140, respectively. These amounts represent annualized average rates of interest credited of 4.65% and 5.15% on average certificate liability of $33.1 million and $24.9 million for the three months ended March 31, 2003 and 2002, respectively. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made by the Company periodically. In addition, there are surrender charges on new face-amount certificates resulting in the overall decrease in the average crediting rate.

      Investment and other expenses were $248,321 and $783,750 for three months ended March 31, 2003 and 2002, respectively. The decrease in investment and other expenses was the result of a decrease in the administrative services fee to the Company's parent, State Bond, and a decrease in other operating expenses. The administrative services fee for the three months ended March 31, 2003 was $113,000 as compared to $522,000 for the three months ended March 31, 2002. The decrease in the administrative services fee was due to lower operational costs for State Bond. State Bond's operational costs are funded through the administrative services fee. Investment and other expenses were further decreased by lower advertising costs for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. There was no advertising expense for the three months ended March 31, 2003 as compared to $170,881 for the three months ended March 31, 2002. The decrease in advertising expense in 2003 was due to the halting of advertising as certificate sales were suspended.

      Net other operating income before income tax for the three months ended March 31, 2003 and 2002, was $103,511 and $27,258, respectively. This consists of the mortgage lender/broker operations of ACFC. For the three months ended March 31, 2003 and 2002, other operating income was $901,151 and $459,506, respectively. This income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating and brokering loans. The increase in other operating income for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was due to an increase in the volume of loans originated and higher yields generated on those loans. For the three months ended March 31, 2003 and 2002, other operating expenses were $797,640 and $432,248, respectively. These expenses consist of salaries and commissions paid in relation to originating and brokering loans and other costs in operating the mortgage company. The increase in other operating expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, was mainly due to higher commissions paid on the increased revenues generated.

      Realized investment losses were $89 and realized investment gains were $97,188 for the three months ended March 31, 2003 and 2002, respectively. The decrease in realized investment gains was due to the sale of certain available-for-sale securities for the three months ended March 31, 2002, which had significant increases in their market value over their original cost. Realized investment gains and losses are primarily interest-rate related and attributable to the asset/liability management strategies of the Company. The Company invests in a mixture of investments ranging from fixed maturity securities, equity securities, mortgage notes, real estate, and real estate tax lien certificates. The objective of each investment is to provide reasonable returns while limiting liquidity and credit risks.

      In the event that the Company experiences higher than historical levels of certificate surrenders, the Company might need to liquidate investments other than in accordance with its normal asset/liability management strategy and, as a result, the Company could experience substantial realized investment losses.

      For the three months ended March 31, 2003 and 2002, reserve for losses - shareholder receivable was $137,845 and $40,200, respectively. See "Item 2:
Certain Significant Events" to this Form 10-Q for further descriptions of this item.

Liquidity and Financial Resources

      As of March 31, 2003, the Company had $525,257 of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with the 1940 Act.

      The primary liquidity requirement of the Company relates to its payment of certificate maturities and surrenders and payment of its legal costs and administrative services fee. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments. The Company's certificates may be surrendered by the certificateholder at any time prior to maturity. Certificates mature 28 or 30 years after their issuance, depending on the interest guarantee period, or series, selected. Surrenders at the end of any interest guarantee period may be made by the certificateholder without a withdrawal charge that would otherwise apply. The Company has $138,033 of certificate obligations under interest guarantee periods expiring during the nine months ending December 31, 2003. The Company can make no representation as to the amount of certificates that may be surrendered for payment with or without a withdrawal charge during such period.

      At March 31, 2003, cash and cash equivalents totaled $4.5 million, an increase of $2.3 million from December 31, 2002. The increase was primarily due to the payment of outstanding principal on certain mortgage notes held for sale. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

Cash flows of $2,882,679 and ($94,476) were generated from (used in) operating activities for the three months ended three months ended March 31, 2003 and 2002, respectively. These cash flows resulted principally from investment income, less management fees, changes in mortgage notes held for sale, and commissions paid. Proceeds from investing activities generated $1,707,520 and $1,045,116 for the three months ended March 31, 2003 and 2002, respectively, which were offset by purchases of investments of $942,212 and $128,165, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The Company's investments in available-for-sale securities totaled $9,167,550 at March 31, 2003, 28.06% of the investment portfolio (27.45% at December 31, 2002). Available-for-sale securities consist of fixed maturity securities and equity securities. Fixed maturity securities consist of US Treasuries, municipal bonds, mortgage-backed securities and corporate debt. As of March 31, 2003, the Company held one fixed maturity security that had defaulted on interest payments. The market value of available-for-sale securities fluctuates with changing economic conditions. Fixed maturity securities are influenced greatly by market interest rates. Corporate debt market value is also weighed by the performance of the company that issues the debt. Upgrades or downgrades in the rating of a corporate bond will increase or decrease the market value of such investment. The Company's investments in equity securities are subject to market risk and fluctuations in the market value of the securities. Fluctuations in market value of equity securities affect the yield on the investment and could result in a reduction in the principal amount invested in the security. The Company takes into account the current and expected future market environment in evaluating investment risk and investment yields.

      Presently, the Company has a portion of its portfolio invested in real estate and real estate loans, which includes $10.4 million of mortgage notes held for sale and $2.7 million of real estate owned. Defaults by the borrower on payments due and fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company mitigates the risk associated with the mortgage notes by investing only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no higher than 75% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.


      The Company also invests in real estate tax lien certificates, which have a balance of $1.3 million at March 31, 2003. The greatest risk associated with this investment is the time and costs of the foreclosure process when amounts remain unpaid beyond the Company's aging policy. The risk is mitigated by the Company's first priority lien on the property on which the tax is owed, and the Company's general policy of securing these investments in most circumstances only with properties in which the amount advanced by the Company to acquire the certificates is less than 5% of the market value of the property that secures the investment.

      The Company's ownership of the residual mortgage certificate represents a subordinate ownership interest in a securitization trust (the "Trust"). The assets of the Trust consist of mortgage loans secured by first liens on residential real properties. The Company's ownership interest represents a subordinate right to receive excess cash flow, if any, generated by the mortgage loans of the Trust. The Company assumes the risk of default on the mortgages held within the Trust. Defaults of principal and interest by borrowers will adversely affect the Company's return on this investment. A reserve for defaults was calculated into the original purchase price to mitigate the risk of loss on the investment. In addition, risk of loss is lessened by the weighted average loan to value ratio on the underlying mortgage notes as compared to the real estate securing the note being approximately 60%.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS

            (99.1) Written Statement of the Chief Executive Officer.

            (99.2) Written Statement of the Chief Financial Officer.

      (B)   REPORTS ON FORM 8-K

            The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2003.

Date:  May 15, 2003                       SBM CERTIFICATE COMPANY

                                          /s/ Eric M. Westbury
                                          ----------------------------
                                          President

Date:  May 15, 2003                       /s/ Trey Stafford
                                          ----------------------------
                                          Chief Financial and Accounting Officer

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


Date:  May 15, 2003

                                          /s/Eric M. Westbury
                                          -------------------
                                          Eric M. Westbury
                                          President
                                          (Principal Executive Officer)

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

Date:  May 15, 2003

                                          /s/Trey Stafford
                                          ----------------
                                          Trey Stafford
                                          Chief Financial and Accounting Officer
                                          (Principal Financial Officer)