Form 10-Q
period 2003-06-30
SBM CERTIFICATE CO
filed 2003-08-18
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 2003

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

      As of August 14, 2003, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

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

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of June 30, 2003
              (unaudited) and December 31, 2002..................................................   3

         Condensed Consolidated Statements of Operations for the three months ended
              June 30, 2003 (unaudited) and June 30, 2002 (unaudited)............................   4

         Condensed Consolidated Statements of Operations for the six months ended
              June 30, 2003 (unaudited) and June 30, 2002 (unaudited)............................   4

         Condensed Consolidated Statements of Cash Flows for the six months ended
              June 30, 2003 (unaudited) and June 30, 2002 (unaudited)............................   5

         Notes to Consolidated Financial Statements .............................................   6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................................   8

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   15

Item 4   CONTROLS AND PROCEDURES.................................................................   16

Part II.  OTHER INFORMATION......................................................................   16

Item 1.  LEGAL PROCEEDINGS ......................................................................   16

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K REPORTS................................................   17

SIGNATURES ......................................................................................   17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30, 2003       December 31, 2002
                                                               -------------       -----------------
ASSETS                                                          (unaudited)
  Cash and investments
      Available-for-sale securities
        (amortized cost: $6,471,538 and $11,245,510)            $ 5,970,283           $ 9,190,162
      Mortgage notes held for sale                                9,026,901            13,163,828
      Mortgage notes held for investment                          2,831,435                    --
      Real estate tax lien certificates                             822,653             1,632,437
      Real estate owned                                           2,671,626             2,647,095
      Residual mortgage certificate                               3,373,321             4,038,607
      Property and equipment, net                                   123,286               124,909
      Escrows                                                            --               100,000
      Certificate loans                                              74,884                77,462
      Cash and cash equivalents                                   8,720,475             2,230,886
                                                                -----------           -----------
         Total cash and investments                              33,614,864            33,205,386
                                                                -----------           -----------
  Receivables
      Dividends and interest                                        370,286               394,749
                                                                -----------           -----------
         Total receivables                                          370,286               394,749
                                                                -----------           -----------
            Total qualified assets                               33,985,150            33,600,135
  Other assets
      Related party receivable                                      116,322               129,351
      Fixed assets, net of accumulated depreciation of
      $55,731 and $41,156                                            82,061                90,508
      Goodwill                                                      591,463               591,463
      Deferred acquisition costs, net                               511,025               581,534
      Due from shareholder                                        1,359,573             1,218,181
      Allowance - due from shareholder                           (1,359,573)           (1,218,181)
      Other assets                                                  223,315               122,069
                                                                -----------           -----------
TOTAL ASSETS                                                    $35,509,336           $35,115,060
                                                                ===========           ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Statutory certificate liability                                31,927,307            31,418,457
  Additional certificate liability                                1,471,396             1,770,369
  Warehouse line of credit                                        2,208,500             2,542,600
  Deferred revenue                                                1,399,659             1,640,425
  Real estate liabilities                                                --               870,317
  Escrow liability                                                  318,189                    --
  Accounts payable and other liabilities                             87,177               335,882
  Related party payable                                                 271               117,925
                                                                -----------           -----------
      Total liabilities                                          37,412,499            38,695,975
                                                                -----------           -----------
Shareholder's equity (deficit)
  Common stock, $1 par value; 10,000,000 shares
     authorized; 250,000 shares issued and outstanding              250,000               250,000
  Additional paid-in capital                                      3,861,818             3,861,818
  Accumulated comprehensive income (loss), net of taxes            (501,255)           (2,055,348)
  Accumulated deficit                                            (5,513,726)           (5,637,385)
                                                                -----------           -----------
     Total shareholder's equity (deficit)                        (1,903,163)           (3,580,915)
                                                                -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)            $35,509,336           $35,115,060
                                                                ===========           ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                        ------------------------      ----------------------------
                                                                           2003           2002            2003            2002
                                                                        ---------      ---------      -----------      -----------
Investment income
  Interest and dividend income                                          $ 100,636      $ 176,829      $   241,799      $   335,226
  Other investment income                                                   5,513          6,683           28,744           17,833
  Loan fee income                                                              --             --           75,173               --
  Mortgage interest income                                                450,928        720,891          916,912          955,995
                                                                        ---------      ---------      -----------      -----------
Total investment income                                                   557,077        904,403        1,262,658        1,309,054
                                                                        ---------      ---------      -----------      -----------
Investment and other expenses

  Administrative services fee                                             251,400        350,000          364,400          872,000
  Legal and accounting fees                                                82,013        130,469          112,555          130,469
  Deferred acquisition cost amortization and renewal commissions           68,197         35,214          134,416           79,210
  Depreciation expense                                                      8,207          6,151           16,199           12,062
  Other expenses                                                           57,575        182,408           88,145          394,251
                                                                        ---------      ---------      -----------      -----------
Total investment and other expenses                                       467,392        704,242          715,715        1,487,992
                                                                        ---------      ---------      -----------      -----------
Interest credited on certificate liability                                864,824        (78,555)       1,249,710          241,585
                                                                        ---------      ---------      -----------      -----------
Net investment income (loss) before income taxes
  and realized investment gains (losses)                                 (775,139)       278,716         (702,767)        (420,523)
                                                                        ---------      ---------      -----------      -----------
Realized investment gains                                                 694,493         46,572          694,404          143,760
Income tax expense on realized investment gains                                --             --               --               --
                                                                        ---------      ---------      -----------      -----------
Net investment income (loss) before income taxes                          (80,646)       325,288           (8,363)        (276,763)
                                                                        ---------      ---------      -----------      -----------
Other operating income
  Origination fee income                                                  140,974        223,567          270,219          372,611
  Gain on sale to investor                                                683,218        168,803        1,323,961          414,494
  Other loan fee income                                                   167,295         48,577          298,455          113,347
                                                                        ---------      ---------      -----------      -----------
Total other operating income                                              991,487        440,947        1,892,635          900,452
                                                                        ---------      ---------      -----------      -----------
Other operating expenses
  Salaries and commissions                                                648,597        228,580        1,267,116          532,549
  Other expenses                                                          154,749        146,767          298,370          275,046
  Warehouse interest expense and charges, net                              18,238             --           53,735               --
                                                                        ---------      ---------      -----------      -----------
Total other operating expenses                                            821,584        375,347        1,619,221          807,595
                                                                        ---------      ---------      -----------      -----------
Net other operating income before income taxes                            169,903         65,600          273,414           92,857
                                                                        ---------      ---------      -----------      -----------
Net investment and other operating income (loss) before income taxes       89,257        390,888          265,051         (183,906)
Income tax and deferred tax asset valuation allowance expense                  --             --               --          (72,123)
                                                                        ---------      ---------      -----------      -----------
Net investment and other operating income (loss)                           89,257        390,888          265,051         (256,029)
                                                                        ---------      ---------      -----------      -----------
Non operating expense:
  Reserve for losses - shareholder receivable                              (3,547)       (16,500)        (141,392)         (56,700)
                                                                        ---------      ---------      -----------      -----------
Net income (loss)                                                       $  85,710      $ 374,388      $   123,659      $  (312,729)
                                                                        =========      =========      ===========      ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, (Unaudited)

                                                                                    2003             2002
                                                                                -----------      -----------
Cash flows provided by (used in) operating activities
   Net income (loss)                                                            $   123,659      $  (312,729)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Interest credited on certificate liability                                   1,249,710          241,585
     Reserve for losses - shareholder receivable                                    141,392           16,500
     Realized investment gains                                                     (694,404)        (143,760)
     Deferral of revenue                                                            636,022               --
     Income tax and deferred tax asset valuation allowance                               --           72,123
     Deferral of acquisition costs                                                  (19,817)        (177,374)
     Amortization of deferred acquisition costs and renewal commissions              90,326           79,210
     Depreciation                                                                    16,199           12,062
     (Increase)Decrease in dividends and interest receivable                         24,463          (87,154)
     Decrease in mortgage notes held for sale                                       885,003               --
             Increase in shareholder receivable                                    (141,392)              --
             Changes in other assets and liabilities                                 49,905         (270,281)
                                                                                -----------      -----------
                Net cash provided by (used in) operating activities               2,361,066         (569,818)
                                                                                -----------      -----------
Cash flows from investing activities
    Sales and redemptions of available-for-sale securities                        5,268,849        2,430,191
    Purchases of available-for-sale securities                                     (900,000)      (7,773,430)
    Purchase of mortgage notes receivable                                        (3,873,625)      (2,713,850)
    Principal payments received on mortgage notes receivable                      4,248,856        1,686,584
    Closing costs and real estate liabilities paid on sale of real estate          (713,143)              --
    Principal payments received on residual mortgage certificate                    665,286               --
    Purchase of real estate tax lien certificates                                        --       (2,245,527)
    Repayments of real estate tax lien certificates                                 809,784        1,059,301
    Purchase of fixed assets                                                         (6,129)         (14,164)
    Repayment of certificate loans, net                                               2,578            3,979
                                                                                -----------      -----------
                Net cash provided by investing activities                         5,502,456       (7,566,916)
                                                                                -----------      -----------
Cash flows from financing activities
    Amounts paid to face-amount certificate holders                              (1,039,833)        (901,584)
    Amounts received from face-amount certificate holders                                --        6,392,133
    Warehouse line of credit borrowings, net                                       (334,100)              --
                                                                                -----------      -----------
       Net cash provided by (used in) financing activities                       (1,373,933)       5,490,549
                                                                                -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              6,489,589       (2,646,185)
Cash and cash equivalents, beginning                                              2,230,886        5,538,094
                                                                                -----------      -----------
Cash and cash equivalents, end                                                  $ 8,720,475      $ 2,891,909
                                                                                ===========      ===========
Supplemental disclosure of significant noncash investing and financing activities:
            Contribution of assets from State Bond                                       --      $   639,227
                                                                                ===========      ===========
            Transfer of mortgage notes and tax certificates to REO                       --      $ 2,500,912
                                                                                ===========      ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SBM CERTIFICATE COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003

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

      Operating results for the Company for the six months ended June 30, 2003, are not necessarily indicative of those to be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

4. DUE FROM SHAREHOLDER

      Due from shareholder represents amounts paid to John J. Lawbaugh, the majority shareholder of 1st Atlantic, directly or through companies affiliated with Mr. Lawbaugh and other costs incurred by the Company as a result of these payments. As of June 30, 2003, these amounts totaled $1,359,573. An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due with a corresponding charge to operations. As of June 30, 2003, the allowance totaled $1,359,573. See "Certain Significant Events" in "Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations" for further description of due from shareholder.

5. REGULATORY MATTERS

      The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($32.1 million and $31.6 million at June 30, 2003 and December 31, 2002, respectively). The Company had qualified assets (at amortized cost) of $32.2 million and $32.3 million at those respective dates.

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

      Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of June 30, 2003 and December 31, 2002, as shown in the following table. Certain assets on deposit are not considered qualified assets for the purposes of this calculation because they are reserved for the repayment of existing liabilities. Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

                                                                  June 30, 2003       December 31, 2002
                                                                  -------------       -----------------
Total qualified assets on deposit                                  $ 34,411,521         $ 35,453,112

Less:  Qualified assets reserved by Provident warehouse line       $ (2,208,500)        $ (2,547,954)
Less: Qualifies assets reserved for real estate liens                        --             (590,000)
                                                                   ------------         ------------

Total qualified assets                                             $ 32,203,021         $ 32,315,158
                                                                   ------------         ------------

Certificate reserve under Section 28(a)                            $ 31,927,307         $ 31,418,457
Less:  Certificate loans                                                (74,884)             (77,462)
Plus:  Base capital requirement                                         250,000              250,000
                                                                   ------------         ------------

Required deposits                                                  $ 32,102,423         $ 31,590,995
                                                                   ------------         ------------

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

Certain Significant Events

      In 2002, management of the Company discovered facts that came to its attention regarding several transactions (the "Questioned Transactions") involving the Company. The Questioned Transactions raised concerns that the Company's former Chairman of the Board and Chief Executive Officer, John J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the 1933 Act and the 1934 Act, caused the Company to improperly report asset balances, and diverted cash assets of the Company to himself directly or indirectly during 2000, 2001 and 2002 totaling $1,768,917, of which $900,000 was repaid by Mr.
Lawbaugh to the Company. The balance of $868,917, together with legal and accounting costs incurred by the Company because of these matters, which totaled $490,656 as of June 30, 2003, constitute the amounts due from shareholder totaling $1,359,573 on the June 30, 2003 Consolidated Balance Sheet of the Company. An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due from the shareholder with a corresponding charge to operations.

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

      On November 12, 2002, Mr. Lawbaugh resigned from the Board of Directors of the Company and on November 14, 2002, entered into a Stock Escrow Agreement ("Escrow Agreement"). The Escrow Agreement placed Mr. Lawbaugh's shares of 1st Atlantic capital stock, representing majority ownership of 1st Atlantic, into escrow and removed his voting rights associated with the shares. The Company filed a Form 8-K Current Report dated November 12, 2002, with the SEC on November 27, 2002. That Form 8-K Current Report describes the terms and conditions of the Escrow Agreement.

The following summarizes the impact of the Questioned Transactions on the Company for the respective periods indicated:

                            SIX MONTHS ENDED     YEAR ENDED         YEAR ENDED         YEAR ENDED
                                 JUNE 30,        DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                  2003              2002                2001              2000               TOTAL
                            ----------------     ------------       ------------       ------------       -----------
Qualified Assets               $ (141,392)        $ (56,700)        $(1,396,907)        $(292,236)        $(1,887,235)
Additional Paid in Capital     $       --         $      --         $  (707,550)        $      --         $  (707,550)
Shareholder's Equity           $ (141,392)        $(265,762)        $(1,146,957)        $(292,236)        $(1,846,347)
Net Loss                       $ (141,392)        $(365,763)        $  (439,407)        $(292,236)        $(1,238,798)

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

      On March 17, 2003, the Staff advised 1st Atlantic, through its counsel, that in the absence of satisfactory evidence of an imminent transaction that would restore 1st Atlantic's reserves, the Staff would recommend to the Commission that a civil injunctive action be brought against 1st Atlantic seeking emergency relief, including among other things, the appointment of a receiver. 1st Atlantic had been actively engaged in discussions with the Staff regarding this issue and a possible resolution. Nevertheless, on April 23, 2003, the Commission filed a complaint in the United States District Court for the District of Maryland alleging that 1st Atlantic was in violation of Sections 28(a) and 28(b) of the 1940 Act because it was not maintaining sufficient certificate reserves. The complaint contends that from approximately

September 2001, as a result of the transfer of certain assets held by 1st Atlantic to the Company, 1st Atlantic had been and currently is operating with certificate reserves below the minimum required by the 1940 Act. Specifically, the complaint contended that 1st Atlantic had improperly counted the value of the common stock of its subsidiary State Bond, the Company's parent, as a "qualified investment" for purposes of the 1940 Act.

      As indicated above, 1st Atlantic has taken the position that the common stock of the Company, owned through State Bond, and that 1st Atlantic owned at the time of the above transfers, may be treated as a qualified asset for purposes of the certificate reserve requirements of the 1940 Act. 1st Atlantic, however, without admitting or denying the allegations of the complaint, agreed to the entry of a temporary restraining order enjoining 1st Atlantic from violating Sections 28(a) and 28(b) of the 1940 Act. In addition, 1st Atlantic agreed to be temporarily enjoined from making any payments to 1st Atlantic certificate holders. An order of the United States District Court for Maryland set a hearing date of May 5, 2003 to hear the Commission's motion for appointment of a receiver. On May 5, 2003 the Court entered an order extending the temporary restraining order and freeze of payments to 1st Atlantic certificate holders to May 20, 2003, and set a hearing date of May 20, 2003 to hear the Commission's motion for a receiver and motion for a preliminary injunction. At the hearing on May 20, 2003, an additional order extending the temporary restraining order and freeze of payments to 1st Atlantic certificate holders to June 3, 2003 was entered by the Court. In addition, a new hearing for the Commission's motion for appointment of a receiver and its motion for preliminary injunction was scheduled for June 3, 2003.

      On May 29, 2003, John Lawbaugh, 1st Atlantic's majority shareholder, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland. 1st Atlantic has filed an adversary proceeding in Mr. Lawbaugh's bankruptcy proceeding seeking a declaration that the Escrow Agreement, described in the Company's Form 8-K Current Report dated November 12, 2002, is enforceable despite Mr. Lawbaugh's bankruptcy.

      At the hearing on June 3, 2003, the Court entered an order extending the temporary restraining order and freeze of payments to 1st Atlantic certificate holders to June 17, 2003, but did not grant the SEC's motion for a preliminary injunction and for appointment of a receiver for 1st Atlantic. A telephone status conference was also scheduled for June 17, 2003 to discuss the status of a proposed sale of a majority of the outstanding shares of 1st Atlantic common stock and other matters related to 1st Atlantic. During the telephone status conference on June 17, 2003, the Court was updated on the status of the proposed sale of 1st Atlantic's common stock and was advised of the filing by 1st Atlantic of an adversary complaint in the Bankruptcy Court relating to Mr. Lawbaugh's petition. The Court entered an order further extending the temporary restraining order and freeze of payments to 1st Atlantic certificate holders to July 8, 2003, and scheduled a telephone status conference for that date. During the telephone status conference on July 8, 2003, the Court entered an order further extending the temporary restraining order and freeze of payments to 1st Atlantic certificate holders indefinitely. In addition, on July 11, 2003, the Court entered an order transferring 1st Atlantic's adversary proceeding filed in Mr. Lawbaugh's bankruptcy case from the United States Bankruptcy Court for the District of Maryland to the United States District Court for the District of Maryland. Also on July 11, 2003, the Court referred the parties in the SEC's proceeding against 1st Atlantic to a United States Magistrate Judge for an Alternative Dispute Resolution conference.

      The Company's President, Eric M. Westbury, and certain non-affiliated investors have formed a partnership that has submitted a proposal to the Board of Directors of 1st Atlantic for the purchase of the majority of 1st Atlantic's shares from John Lawbaugh. Those shares are now held in escrow, with voting rights controlled by the Board. On April 24, 2003, the Board of Directors agreed in principle to the proposal. The Company believes that under this proposal the Commission's concerns regarding 1st Atlantic's compliance with the reserve requirements of the 1940 Act would be resolved. The Company, however, cannot provide any assurances in this regard. The Court has scheduled a settlement conference for August 20, 2003 to discuss the proposed sale with all parties involved.

Financial Condition, Changes in Financial Condition and Results of Operations

For the three months ended June 30, 2003 compared with the three months ended June 30, 2002

      As of June 30, 2003, total assets increased $0.4 million from $35.1 million as of December 31, 2002 to $35.5 million as of June 30, 2003, while certificate liability increased $0.2 million from $33.2 million as of December 31, 2002 to $33.4 million as of June 30, 2003.

      The Company's earnings are derived primarily from net investment income and net other operating income. Net investment income is income earned from invested assets and gains and losses from the sale of investments less investment and other expenses and interest credited on certificate reserve liability. Net investment income is related to the operations of the face-amount certificate company. Net other operating income is income earned from the origination of loans in the mortgage lender/broker business less operating expenses. Changes in net investment income are largely due to changes in the rate of return on investments and changes in operating costs. Changes in net other operating income is attributable to changes in the volume and pricing of loans originated.

      The Company had net income of $85,710 and $374,388 for the three months ended June 30, 2003 and 2002, respectively. The net income for the three months ended June 30, 2003 stemmed mainly from net other operating income from the mortgage operations of $169,903. The net income for the three months ended June 30, 2002 stemmed mainly from the net investment income before income tax from the investment company operations of $325,288. The net investment income before income tax for the three months ended June 30, 2002 was mainly due to investment income exceeding investment and other expenses.

      Investment income (excluding realized investment gains and losses) for the three months ended June 30, 2003 was $557,077 compared to investment income of $904,403 for the three months ended June 30, 2002. The decrease in investment income for the three months ended June 30, 2003, was due to a high amount of cash being held by the Company in 2003 as compared to 2002 and the recognition of deferred origination fees related to mortgage notes that were repaid during the three months ended June 30, 2002. Investment income plus realized investment gains for the three months ended June 30, 2003 and 2002 was $1,251,570 and $950,975, respectively. Investment income plus realized investment gains represents annualized investment yields of 15.52% and 14.88% on average cash and investments of $32.3 million and $25.6 million for the three months ended June 30, 2003 and 2002, respectively. The increase in investment income and realized gains for the three months ended June 30, 2003 is mainly attributable to realized gains from the sale of real estate.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was ($307,747) for the three months ended June 30, 2003 compared to $982,958 for the three months ended June 30, 2002. On an annualized yield basis, these amounts reflect net investment spread for the three months ended June 30, 2003 and 2002 of (3.70%) and 14.73%, respectively.

      Interest credited on certificate liability for the three months ended June 30, 2003 and 2002 was $864,824 and ($78,555), respectively. These amounts represent annualized average rates of interest credited of 10.39% and (1.18%) on average certificate liability of $33.3 million and $26.7 million for the three months ended June 30, 2003 and 2002, respectively. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made by the Company periodically.

      Investment and other expenses were $467,392 and $704,242 for three months ended June 30, 2003 and 2002, respectively. The decrease in investment and other expenses was the result of a decrease in the administrative services fee to the Company's parent, State Bond, and a decrease in other expenses. The administrative services fee for the three months ended June 30, 2003 was $251,400 as compared to $350,000 for the three months ended June 30, 2002. This decrease was due to lower operational costs for State Bond. State Bond's operational costs are funded through the administrative services fee. Other expenses were decreased by lower advertising costs for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. There was no advertising expense for the three months ended

June 30, 2003 as compared to $107,221 for the three months ended June 30, 2002. The decrease in advertising expense in 2003 was due to the halting of advertising as certificate sales were suspended.

      Realized investment gains for the three months ended June 30, 2003 and 2002 were $694,493 and $46,572, respectively. The increase in realized investment gains was mainly due to the recognition of a deferred gain related to the sale of real estate owned during the three months ended June 30, 2003. Realized investment gains and losses are primarily interest-rate related and attributable to the asset/liability management strategies of the Company. The Company invests in a mixture of investments ranging from fixed maturity securities, equity securities, mortgage notes, real estate, and real estate tax lien certificates. The objective of each investment is to provide reasonable returns while limiting liquidity and credit risks.

      Net other operating income before income tax for the three months ended June 30, 2003 and 2002, was $169,903 and $65,600, respectively. This consists of the mortgage lender/broker operations of ACFC. For the three months ended June 30, 2003 and 2002, other operating income was $991,487 and $440,947, respectively. This income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating and brokering loans. The increase in other operating income for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was due to an increase in the volume of loans originated and higher yields generated on those loans. For the three months ended June 30, 2003 and 2002, other operating expenses were $821,584 and $375,347, respectively. These expenses consist of salaries and commissions paid in relation to originating and brokering loans and other costs in operating the mortgage company. The increase in other operating expenses for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, was mainly due to higher commissions paid on the increased revenues generated.

      In the event that the Company experiences higher than historical levels of certificate surrenders, the Company might need to liquidate investments other than in accordance with its normal asset/liability management strategy and, as a result, the Company could experience substantial realized investment losses.

      For the three months ended June 30, 2003 and 2002, reserve for losses - shareholder receivable was $3,547 and $16,500, respectively. See "Certain Significant Events" under Item 2 to this Form 10-Q for further descriptions of this item.

For the six months ended June 30, 2003 compared with the six months ended June 30, 2002

      The Company had net income (loss) of $123,659 and ($312,729) for the six months ended June 30, 2003 and 2002, respectively. The net income for the six months ended June 30, 2003 of $123,659 stemmed mainly from net other operating income of $273,414 less reserve for losses-shareholder receivable of $141,392. The net loss for the six months ended June 30, 2002 stemmed mainly from the net investment loss before income tax of $276,763. The net investment loss before income tax for the six months ended June 30, 2002 was due mainly to the combination of investment and other expenses and interest credited on certificate liability exceeding the income generated from the investment portfolio. High operational costs related to the administrative services fee and advertising resulted in an operating loss for the six months ended June 30, 2002. The reserve for losses - shareholder receivable of $56,700 contributed further to the net loss for the six months ended June 30, 2002.

      Investment income (excluding realized investment gains and losses) for the six months ended June 30, 2003 was $1,262,658 compared to investment income of $1,309,054 for the six months ended June 30, 2002. Investment income plus realized investment gains for the six months ended June 30, 2003 and 2002 was $1,957,062 and $1,452,814, respectively. Investment income plus realized investment gains represents annualized investment yields of 12.13% and 11.37% on average cash and investments of $32.3 million and $25.6 million for the six months ended June 30, 2003 and 2002, respectively. The increase in investment income and realized gains is primarily attributable to the recognition of a deferred gain related to the sale of real estate.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $12,948 for the six months ended June 30, 2003 compared to $1,067,469 for the six months ended June 30, 2002. On an annualized yield basis, these amounts reflect net investment spread for the six months ended June 30, 2003 and 2002 of 0.1% and 8.0%, respectively.

      Interest credited on certificate liability for the six months ended June 30, 2003 and 2002 was $1,249,710 and $241,585, respectively. These amounts represent annualized average rates of interest credited of 7.51% and 1.81% on average certificate liability of $33.3 million and $26.7 million for the six months ended June 30, 2003 and 2002, respectively.

      Investment and other expenses were $715,715 and $1,487,992 for the six months ended June 30, 2003 and 2002, respectively. The decrease in investment and other expenses was the result of a decrease in the administrative services fee to the Company's parent, State Bond, and a decrease in other operating expenses. The administrative services fee for the six months ended June 30, 2003 was $364,400 as compared to $872,000 for the six months ended June 30, 2002. The decrease in the administrative services fee was due to State Bond having lower operational costs, which are funded through the administrative services fee. Investment and other expenses were further decreased by lower advertising costs for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. There was no advertising expense for the six months ended June 30, 2003 as compared to $278,102 for the six months ended June 30, 2002. The decrease in advertising expense in 2003 was due to the halting of advertising as certificate sales were suspended.

      Net other operating income before income tax for the six months ended June 30, 2003 and 2002, was $273,414 and $92,857, respectively. This consists of the mortgage lender/broker operations of ACFC. For the six months ended June 30, 2003 and 2002, other operating income was $1,892,635 and $900,452, respectively. This income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating and brokering loans. The increase in other operating income for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was due to an increase in the volume of loans originated and higher yields generated on those loans. For the six months ended June 30, 2003 and 2002, other operating expenses were $1,619,221 and $807,595, respectively. These expenses consist of salaries and commissions paid in relation to originating and brokering loans and other costs in operating the mortgage company. The increase in other operating expenses for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, was mainly due to higher commissions paid on the increased revenues generated.

      Realized investment gains were $694,404 and $143,760 for the six months ended June 30, 2003 and 2002, respectively. The increase in realized investment gains was mainly due to the recognition of a deferred gain related to the sale of real estate owned.

      For the six months ended June 30, 2003 and 2002, reserve for losses - shareholder receivable was $141,392 and $56,700, respectively. See "Certain Significant Events" under Item to this Form 10-Q for further descriptions of this item.

Liquidity and Financial Resources

      As of June 30, 2003, the Company had $100,598 of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with the 1940 Act.

      The primary liquidity requirement of the Company relates to its payment of certificate maturities and surrenders and payment of its legal costs and administrative services fee. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments. The Company's certificates may be surrendered by the certificateholder at any time prior to maturity. Certificates mature 28 or 30 years after their issuance, depending on the interest guarantee period, or series, selected. Surrenders at the end of any interest guarantee period may be made by the certificateholder without a withdrawal charge that would otherwise apply. The Company has $177,181 of scheduled interest disbursements and $110,965 of certificate obligations under interest guarantee periods expiring during the six months ending December 31, 2003. The Company can make no representation as to the amount of certificates that may be surrendered for payment with or without a withdrawal charge during such period.

      At June 30, 2003, cash and cash equivalents totaled $8.7 million, an increase of $6.5 million from December 31, 2002. The increase was primarily due to the payment of outstanding principal on certain mortgage notes held for sale and the sale of certain available-for-sale securities. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

Cash flows of $2,361,066 and ($569,818) were generated from (used in) operating activities for the six months ended June 30, 2003 and 2002, respectively. These cash flows resulted principally from investment income, less management fees, changes in mortgage notes held for sale, and commissions paid. Proceeds from investing activities generated $5,502,456 and ($7,566,916) for the six months June 30, 2003 and 2002, respectively. The cash flows generated from investing activities for the six months ended June 30, 2003 were mainly attributable to the sales of available-for-sale securities and principal repayments on mortgage notes exceeding purchases of securities and mortgage notes. The cash outflow for the six months ended June 30, 2002 resulted from the purchase of investments exceeding sales and repayments.

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

      The Company's investments in available-for-sale securities totaled $5,970,283 at June 30, 2003, 17.57% of the investment portfolio (27.45% at December 31, 2002). Available-for-sale securities consist of fixed maturity securities and equity securities. Fixed maturity securities consist of US Treasuries, municipal bonds, mortgage-backed securities and corporate debt. As of June 30, 2003, the Company held one fixed maturity security that had defaulted on interest payments. The market value of available-for-sale securities fluctuates with changing economic conditions. Fixed maturity securities are influenced greatly by market interest rates. Corporate debt securities market value is also weighed by the performance of the company that issues the debt. Upgrades or downgrades in the rating of a corporate bond will increase or decrease the market value of such investment. The Company's investments in equity securities are subject to market risk and fluctuations in the market value of the securities. Fluctuations in market value of equity securities affect the yield on the investment and could result in a reduction in the principal amount invested in the security. The Company takes into account the current and expected future market environment in evaluating investment risk and investment yields.

      Presently, the Company has a portion of its portfolio invested directly in real estate and real estate loans, which includes $11.9 million of mortgage notes and $2.7 million of real estate owned. Defaults by the borrower on payments due and fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company mitigates the risk associated with the mortgage notes by investing only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no higher than 80% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

      The Company also invests in real estate tax lien certificates, which have a balance of $822,653 at June 30, 2003. The greatest risk associated with this investment is the time and costs of the foreclosure process when amounts remain unpaid beyond the Company's aging policy. The risk is mitigated by the Company's first priority lien on the property on which the tax is owed, and the Company's policy of securing these investments, in most circumstances, only with properties in which the amount advanced by the Company to acquire the certificates is less than 10% of the market value of the property that secures the investment.

      The Company's ownership of the residual mortgage certificate, which is valued at $3,373,321 at June 30, 2003, represents a subordinate ownership interest in a securitization trust (the "Trust"). The assets of the Trust consist of mortgage loans secured by first liens on residential real properties. The Company's ownership interest represents a subordinate right to receive excess cash flow, if any, generated by the mortgage loans of the Trust. The Company assumes the risk of default on the mortgages held within the Trust. Defaults of principal and interest by borrowers will adversely affect the Company's return on this investment. A reserve for defaults was calculated into the original purchase price to mitigate the risk of loss on the investment. In addition, risk of loss is lessened by the weighted average loan to value ratio on the underlying mortgage notes as compared to the real estate securing the note being approximately 60%.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

      There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is currently involved in no material legal or administrative proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            (31.1) Certification of Chief Executive Officer pursuant to rule
                   15d-14(a)

            (31.2) Certification of Chief Financial Officer pursuant to rule
                   15d-14(a)

            (32.1) Written Statement of the Chief Executive Officer and Chief
                   Financial Officer pursuant to 18 U.S.C. Section 1350

        (b) REPORTS ON FORM 8-K

            Pursuant to the requirement of Item 5 of Form 8-K, the Company filed reports on Form 8-K dated April 23, 2003, May 5, 2003, May 20, 2003, June 3, 2003, and June 17, 2003 during the three months ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 18, 2003.

Date: August 18, 2003                 SBM CERTIFICATE COMPANY

                                      /s/ Eric M. Westbury
                                          ----------------------------
                                          Chief Executive Officer

Date: August 18, 2003                 /s/ Trey Stafford
                                          ----------------------------
                                          Chief Financial and Accounting Officer