Form 10-Q
period 2003-09-30
SBM CERTIFICATE CO
filed 2003-11-20
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2003

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

      As of November 19, 2003, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

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

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of September 30, 2003
             (unaudited) and December 31, 2002.................................................................3

        Condensed Consolidated Statements of Operations for the three months ended
             September 30, 2003 (unaudited) and September 30, 2002 (unaudited).................................4

        Condensed Consolidated Statements of Operations for the nine months ended
             September 30, 2003 (unaudited) and September 30, 2002 (unaudited).................................4

        Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2003 (unaudited) and September 30, 2002 (unaudited).................................5

        Notes to Consolidated Financial Statements ............................................................6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...............................................................9

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................18

Item 4 CONTROLS AND PROCEDURES................................................................................19

Part II. OTHER INFORMATION....................................................................................20

Item 1. LEGAL PROCEEDINGS ....................................................................................20

Item 6. EXHIBITS AND REPORTS ON FORM 8-K REPORTS..............................................................20

SIGNATURES ...................................................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                        September 30, 2003   December 31, 2002
                                                        ------------------   -----------------
ASSETS                                                       (unaudited)
 Cash and investments
   Available-for-sale securities
    (amortized cost: $6,471,538 and $11,245,510)            $  6,375,931       $  9,190,162
   Mortgage notes held for sale                               13,153,440         13,163,828
   Mortgage notes held for investment                          5,571,759                 --
   Investment in real estate partnership                       7,889,667                 --
   Real estate tax lien certificates                             614,229          1,632,437
   Real estate owned                                           2,760,509          2,647,095
   Residual mortgage certificate                               2,660,465          4,038,607
   Property and equipment, net                                   121,360            124,909
   Escrows                                                            --            100,000
   Certificate loans                                              68,575             77,462
   Cash and cash equivalents                                   1,296,365          2,230,886
                                                            ------------       ------------
     Total cash and investments                               40,512,300         33,205,386
                                                            ------------       ------------
 Receivables
   Dividends and interest                                        385,857            394,749
                                                            ------------       ------------
      Total qualified assets                                  40,898,157         33,600,135
 Other assets
   Related party receivable                                      135,646            129,351
   Fixed assets, net                                              75,738             90,508
   Goodwill                                                      591,463            591,463
   Deferred acquisition costs, net                               470,996            581,534
   Due from shareholder                                        1,359,573          1,218,181
   Allowance - due from shareholder                           (1,359,573)        (1,218,181)
   Other assets                                                  218,613            122,069
                                                            ------------       ------------
TOTAL ASSETS                                                $ 42,390,613       $ 35,115,060
                                                            ============       ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Statutory certificate liability                              32,518,974         31,418,457
 Additional certificate liability                              1,248,126          1,770,369
 Warehouse line of credit                                      3,200,400          2,542,600
 Deferred revenue                                              1,417,603          1,640,425
 Real estate liabilities                                              --            870,317
 Escrow liability                                                371,251                 --
 Notes Payable                                                 5,883,000                 --
 Accounts payable and other liabilities                          527,405            335,882
 Related party payable                                             2,152            117,925
                                                            ------------       ------------
   Total liabilities                                          45,168,911         38,695,975
                                                            ------------       ------------
Shareholder's equity (deficit)
 Common stock, $1 par value; 10,000,000 shares
   authorized; 250,000 shares issued and outstanding             250,000            250,000
 Additional paid-in capital                                    3,861,818          3,861,818
 Accumulated comprehensive income (loss), net of taxes          (538,441)        (2,055,348)
 Accumulated deficit                                          (6,351,675)        (5,637,385)
                                                            ------------       ------------
   Total shareholder's equity (deficit)                       (2,778,298)        (3,580,915)
                                                            ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)        $ 42,390,613       $ 35,115,060
                                                            ============       ============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                                        ----------------------------    ---------------------------
                                                                             2003           2002            2003           2002
                                                                        ------------    ------------    ------------   ------------
Investment income
 Interest and dividend income                                           $    140,155    $    167,301    $    365,497   $    506,978
 Other investment income                                                       4,784          11,288          50,012         20,362
 Loan fee income                                                                  --              --          90,173             --
 Mortgage interest income                                                    499,217         434,221       1,401,133      1,390,516
                                                                        ------------    ------------    ------------   ------------

Total investment income                                                      644,156         612,810       1,906,815      1,917,856
                                                                        ------------    ------------    ------------   ------------
Investment and other expenses
 Administrative services fee                                                 261,500         535,000         625,900      1,407,000
 Legal and accounting fees                                                   129,675              --         242,230         45,004
 Deferred acquisition cost amortization and renewal commissions               74,202          41,871         208,620        121,081
 Depreciation expense                                                          8,249           6,392          24,448         18,454
 Other expenses                                                               64,628          64,262         152,772        543,979
                                                                        ------------    ------------    ------------   ------------

Total investment and other expenses                                          538,254         647,525       1,253,970      2,135,518
                                                                        ------------    ------------    ------------   ------------

Interest credited on certificate liability                                   621,544         523,247       1,871,253        764,833
                                                                        ------------    ------------    ------------   ------------

Net investment loss before income taxes
 and realized investment gains (losses)                                     (515,642)       (557,962)     (1,218,408)      (982,495)
                                                                        ------------    ------------    ------------   ------------

Realized investment gains (losses)                                          (225,985)        329,472         468,419        473,232
Income tax expense on realized investment gains                                   --              --              --             --
                                                                        ------------    ------------    ------------   ------------

Net investment loss before income taxes                                     (741,627)       (228,490)       (749,989)      (509,263)
                                                                        ------------    ------------    ------------   ------------

Other operating income
 Origination fee income                                                      129,807         102,732         400,025        476,788
 Gain on sale to investor                                                    309,925         452,146       1,633,885        866,640
 Other loan fee income                                                       118,865         113,010         417,321        225,870
                                                                        ------------    ------------    ------------   ------------

Total other operating income                                                 558,597         667,888       2,451,231      1,569,298
                                                                        ------------    ------------    ------------   ------------
Other operating expenses
 Salaries and commissions                                                    462,362         369,045       1,729,478        901,594
 Other expenses                                                              183,810         324,058         482,180        596,055
 Warehouse interest expense and charges, net                                   8,747              --          62,482             --
                                                                        ------------    ------------    ------------   ------------

Total other operating expenses                                               654,919         693,103       2,274,140      1,497,649
                                                                        ------------    ------------    ------------   ------------

Net other operating income (loss) before income taxes                        (96,322)        (25,215)        177,091         71,649
                                                                        ------------    ------------    ------------   ------------

Net investment and other operating income (loss) before income taxes        (837,949)       (253,705)       (572,898)      (437,614)
Income tax and deferred tax asset valuation allowance expense                     --              --              --        (72,123)
                                                                        ------------    ------------    ------------   ------------

Net investment and other operating loss                                     (837,949)       (253,705)       (572,898)      (509,737)
                                                                        ------------    ------------    ------------   ------------

Non operating expense:
 Reserve for losses - shareholder receivable                                      --        (170,803)       (141,392)      (227,503)
                                                                        ------------    ------------    ------------   ------------

Net loss                                                                $   (837,949)   $   (424,508)   $   (714,290)  $   (737,240)
                                                                        ============    ============    ============   ============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     SBM Certificate Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

                                                                                  2003                2002
                                                                              ------------       ------------
Cash flows provided by (used in) operating activities
   Net loss                                                                   $   (714,290)      $   (737,240)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Interest credited on certificate liability                                  1,871,253            764,833
     Reserve for losses - shareholder receivable                                   141,392            227,503
     Realized investment gains                                                    (468,419)          (473,232)
     Deferral of revenue                                                           719,530            446,275
     Income tax and deferred tax asset valuation allowance                              --             72,123
     Deferral of acquisition costs                                                 (98,082)          (229,450)
     Amortization of deferred acquisition costs and renewal commissions            208,620             41,871
     Depreciation                                                                   24,448             18,454
     (Increase)Decrease in dividends and interest receivable                         8,892            (87,154)
     Decrease in mortgage notes held for sale                                       49,910                 --
     Increase in shareholder receivable                                           (141,392)          (227,503)
     Changes in other assets and liabilities                                        52,843            255,805
                                                                              ------------       ------------

           Net cash provided by (used in) operating activities                   1,654,705             72,285
                                                                              ------------       ------------

Cash flows from investing activities
   Sales and redemptions of available-for-sale securities                        6,164,691          4,730,061
   Purchases of available-for-sale securities                                   (2,193,422)        (7,773,430)
   Purchase of mortgage notes receivable                                       (10,620,840)        (8,325,950)
   Principal payments received on mortgage notes receivable                      5,009,559          2,208,250
   Closing costs and real estate liabilities paid on sale of real estate          (713,143)                --
   Purchase of real estate tax lien certificates                                        --         (2,245,527)
   Proceeds from redemptions of real estate tax lien certificates                1,018,208          1,965,286
   Purchase of residual mortgage certificate                                            --         (4,500,000)
   Principal payments received on residual mortgage certificate                  1,378,142            321,429
   Investment in real estate partnership                                        (2,000,000)                --
   Purchase of fixed assets                                                         (6,129)           (20,431)
   Repayment of certificate loans, net                                               8,887             21,778
                                                                              ------------       ------------

            Net cash provided by (used in) investing activities                 (1,954,047)       (13,618,534)
                                                                              ------------       ------------

Cash flows from financing activities
   Amounts paid to face-amount certificate holders                              (1,292,979)        (1,462,757)
   Amounts received from face-amount certificate holders                                --          9,848,606
   Warehouse line of credit borrowings, net                                        657,800          4,704,400
                                                                              ------------       ------------

           Net cash provided by (used in) financing activities                    (635,179)        13,090,249
                                                                              ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (934,521)          (456,000)

Cash and cash equivalents, beginning                                             2,230,886          5,538,094
                                                                              ------------       ------------
Cash and cash equivalents, end                                                $  1,296,365       $  5,082,094
                                                                              ============       ============
Supplemental disclosure of significant noncash investing
   and financing activities:
     Contribution of assets from State Bond                                   $         --       $    639,227
                                                                              ============       ============
     Transfer of mortgage notes and tax certificates to REO                   $         --       $  2,500,912
                                                                              ============       ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SBM CERTIFICATE COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

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

      Operating results for the Company for the nine months ended September 30, 2003, are not necessarily indicative of those to be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

      The Acquisition was financed by a short-term bank loan made to State Bond, in the amount of $1,500,000. The loan provided for a floating and fluctuating rate of interest equal to the prime rate. State Bond's then President, his wife and other officers also personally guaranteed this loan.

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

      SFAS 142 is effective for fiscal years beginning after December 15, 2001. In accordance with SFAS 142, the Company ceased amortizing goodwill, which totaled $591,463 as of the beginning of fiscal year 2002, and there has been no charge to goodwill as a result of the implementation of SFAS 142. The goodwill was initially derived from the Acquisition.

4.    DUE FROM SHAREHOLDER

      Due from shareholder represents amounts paid to John J. Lawbaugh, the majority shareholder of 1st Atlantic, directly or through companies affiliated with Mr. Lawbaugh and other costs incurred by the Company as a result of these payments. As of September 30, 2003, these amounts totaled $1,359,573. An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due with a corresponding charge to operations. As of September 30, 2003, the allowance totaled $1,359,573. See "Certain Significant Events" in "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations" for further description of due from shareholder.

5.    REGULATORY MATTERS

      The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($32.7 million and $31.6 million at September 30, 2003 and December 31, 2002, respectively). The Company had qualified assets (at amortized cost) of $32.3 million at those respective dates. As of September 30, 2003, the Company's qualified assets were insufficient to meet its reserve requirements by $415,776. Immediately upon discovery of this shortfall, cash was advanced to the Company by Geneva Capital Partners, LLC ("Geneva") in the amount of $425,000. This advance replenished the qualified assets to exceed the required reserves. Geneva is wholly owned by the Company's President, Eric M. Westbury.

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

      Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of September 30, 2003 and December 31, 2002, as shown in the following table. Certain assets on deposit are not considered qualified assets for the purposes of this calculation because they are reserved for the repayment of existing liabilities. Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

                                                                          ------------------      -----------------
                                                                          September 30, 2003      December 31, 2002
                                                                          ------------------      -----------------
      Total qualified assets on deposit                                   $       41,368,023      $      35,453,112

      Less: Qualified assets reserved by Provident warehouse line         $       (3,200,400)     $      (2,547,954)
      Less: Qualified assets reserved for real estate liens and notes             (5,883,000)              (590,000)
                                                                          ------------------      -----------------

      Total qualified assets                                              $       32,284,623      $      32,315,158
                                                                          ------------------      -----------------

      Certificate reserve under Section 28(a)                             $       32,518,974      $      31,418,457
      Less: Certificate loans                                                        (68,575)               (77,462)
      Plus: Base capital requirement                                                 250,000                250,000
                                                                          ------------------      -----------------

      Required deposits                                                   $       32,700,399      $      31,590,995
                                                                          ------------------      -----------------

6.    SUBSEQUENT EVENTS

      On November 7, 2003, 1st Atlantic, Geneva, the Trustee of John Lawbaugh's Bankruptcy Estate (the "Trustee") and certain creditors of the Bankruptcy Estate agreed to a settlement proposal and filed an emergency motion in the United States Bankruptcy Court for the District of Maryland ("Bankruptcy Court"). Under the terms of the settlement agreement, Geneva shall purchase 7.5 million shares of 1st Atlantic common stock (the "Sale"), the majority of issued and outstanding shares, from the Trustee for $2,532,981. The proceeds from the sale of the Shares are to be distributed to 1st Atlantic and the Company in the amounts of $1,175,955 and $1,357,026, respectively, to repay the amounts due from Mr. Lawbaugh. See Note 4 of the Notes to the Consolidated Financial Statements for further description of the amounts due from shareholder. In addition, Geneva shall contribute $3,200,000 as additional paid in capital to 1st Atlantic to resolve the SEC's concerns regarding 1st Atlantic's compliance with the reserve requirements of Section 28 of the 1940 Act. In connection with the sale of the Shares, State Bond will issue debt instruments secured by the common stock of the Company totaling $1,616,772 to certain creditors of the Bankruptcy Estate. The debt matures ten years from the date of issuance and has principal and interest payments due semi-annually with interest accruing at the rate of 1.5% per annum. Legal fees of $125,000 will also be paid by Geneva to the Trustee and certain other creditors of the Bankruptcy Estate. A hearing for the approval of the Sale has been scheduled for December 1, 2003 in Bankruptcy Court. The sale of the Shares to Geneva is subject to the approval of the Bankruptcy Court.

      The Sale will be accounted for in accordance with SFAS 141: Business Combinations using the purchase method of accounting. See the "Proforma Post-Acquisition Balance Sheet" under "Certain Significant Events" in "Item 2:
Management Discussion and Analysis of Financial Condition and Results of Operations" for further disclosure of the Company's projected financial position as a result of the Sale.

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

Certain Significant Events

      In 2002, management of the Company discovered facts that came to its attention regarding several transactions (the "Questioned Transactions") involving the Company. The Questioned Transactions raised concerns that the Company's former Chairman of the Board and Chief Executive Officer, John J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the 1933 Act and the 1934 Act, caused the Company to improperly report asset balances, and diverted cash assets of the Company to himself directly or indirectly during 2000, 2001 and 2002 totaling $1,768,917, of which $900,000 was repaid by Mr.
Lawbaugh to the Company. The balance of $868,917, together with legal and accounting costs incurred by the Company because of these matters, which totaled $490,656 as of September 30, 2003, constitute the amounts due from shareholder totaling $1,359,573 on the September 30, 2003 Consolidated Balance Sheet of the Company. An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due from the shareholder with a corresponding charge to expense.

      As a result of the Questioned Transactions, on August 16, 2002, as reported in the Company's Form 8-K of that date, the Company's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions and authorized an investigation into the Questioned Transactions. In addition, the Company suspended the sale of its face-amount certificates on August 16, 2002 and has not yet resumed sales at this time. The investigation was performed by the Company's management under the supervision of two directors of the Board (the "Special Committee") and the Company's independent auditors. The Company filed its Form 8-K Current Report dated October 3, 2002, with the SEC on October 4, 2002. That Form 8-K Current Report describes the findings of the Special Committee created by the Board of Directors to oversee the investigation of Mr. Lawbaugh's transactions, summarizes the nature of the transactions and discusses various related matters. The Company restated its financial statements and amended its Form 10-Q Quarterly Reports and Form 10-K Annual Reports filed with the Securities and Exchange Commission (the "SEC") for the periods affected to properly reflect the nature and effect of these transactions.

The following summarizes the impact of the Questioned Transactions on the Company for the respective periods indicated:

                               NINE MONTHS
                                  ENDED          YEAR ENDED       YEAR ENDED       YEAR ENDED
                              SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                  2003              2002             2001             2000             TOTAL
                              -------------     ------------     ------------     ------------     -----------
Qualified Assets               $  (141,392)     $   (56,700)     $(1,396,907)     $  (292,236)     $(1,887,235)
Additional Paid in Capital     $        --      $        --      $  (707,550)     $        --      $  (707,550)
Shareholder's Equity           $  (141,392)     $  (265,762)     $(1,146,957)     $  (292,236)     $(1,846,347)
Net Loss                       $  (141,392)     $  (365,763)     $  (439,407)     $  (292,236)     $(1,238,798)

      On November 12, 2002, Mr. Lawbaugh resigned from the Board of Directors of the Company and on November 14, 2002, entered into a Stock Escrow Agreement ("Escrow Agreement"). The Escrow Agreement placed Mr. Lawbaugh's 7,500,000 shares of 1st Atlantic capital stock ("the Shares"), representing majority ownership of 1st Atlantic, into escrow and transferred his voting rights associated with the shares to 1st Atlantic's Board of Directors. The Company filed a Form 8-K Current Report dated November 12, 2002, with the SEC on

November 27, 2002. That Form 8-K Current Report describes the terms and conditions of the Escrow Agreement.

Potential Impact of Certain Regulatory Concerns

      Since the filing of its Form 8-K dated August 16, 2002, the Company has been engaged in ongoing discussions with staff members (the "Staff") of the SEC concerning the Questioned Transactions, the results of the Special Committee's investigation and various related matters such as are referred to above. In addition, the Staff initiated a regulatory examination of 1st Atlantic in October 2002. In January 2003, the Staff advised 1st Atlantic that it believed the reserves required to be maintained by 1st Atlantic under the 1940 Act to support 1st Atlantic's outstanding face-amount certificates were inadequate. The Company understood that the Staff's position is that certain transfers of 1st Atlantic's assets to the Company were made without consideration resulting in a reduction in 1st Atlantic's reserves materially below the minimum amount required by the 1940 Act.

      1st Atlantic held the position that the common stock of the Company that it owns, through State Bond, and that it owned at the time of the above transfers, may be treated as a qualified asset for purposes of the certificate reserve requirements of the 1940 Act. Members of the Staff disagreed with 1st Atlantic's position. At the same time, the Company had been actively seeking a buyer for Mr. Lawbaugh's majority ownership of 1st Atlantic common stock.

      On March 17, 2003, the Staff advised 1st Atlantic, through its counsel, that in the absence of satisfactory evidence of an imminent transaction that would restore 1st Atlantic's reserves, the Staff would recommend to the Commission that a civil injunctive action be brought against 1st Atlantic seeking emergency relief, including among other things, the appointment of a receiver. 1st Atlantic had been actively engaged in discussions with the Staff regarding this issue and a possible resolution. Nevertheless, on April 23, 2003, the Commission filed a complaint in the United States District Court for the District of Maryland (the "District Court") alleging that 1st Atlantic was in violation of Sections 28(a) and 28(b) of the 1940 Act because it was not maintaining sufficient certificate reserves (the "Complaint"). The Complaint contended that from approximately September 2001 to November 19, 2003, as a result of the transfer of certain assets held by 1st Atlantic to the Company, 1st Atlantic had been operating with certificate reserves below the minimum required by the 1940 Act. Specifically, the complaint contended that 1st Atlantic had improperly counted the value of its investment in its subsidiary State Bond, the Company's parent, as a "qualified investment" for purposes of the 1940 Act.

      As indicated above, 1st Atlantic had taken the position that the common stock of the Company, owned through State Bond, and that 1st Atlantic owned at the time of the above transfers, could be treated as a qualified asset for purposes of the certificate reserve requirements of the 1940 Act. 1st Atlantic, however, without admitting or denying the allegations of the complaint, agreed to the entry of a temporary restraining order enjoining 1st Atlantic from violating Sections 28(a) and 28(b) of the 1940 Act. In addition, 1st Atlantic agreed to be temporarily enjoined from making any payments to 1st Atlantic certificate holders. An order of the District Court set a hearing date of May 5, 2003 to hear the Commission's motion for appointment of a receiver. On May 5, 2003 the District Court entered an order extending the temporary restraining order and freeze of payments to 1st Atlantic certificate holders to May 20, 2003, and set a hearing date of May 20, 2003 to hear the Commission's motion for a receiver and motion for a preliminary injunction. At the hearing on May 20, 2003, an additional order extending the temporary restraining order and freeze of payments to 1st Atlantic certificate holders to June 3, 2003 was entered by the District Court. In addition, a new hearing for the Commission's motion for appointment of a receiver and its motion for preliminary injunction was scheduled for June 3, 2003.

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

      At the hearing on June 3, 2003, the District Court entered an order extending the temporary restraining order and freeze of payments to 1st Atlantic certificate holders to June 17, 2003, but did not grant the SEC's motion for a preliminary injunction and for appointment of a receiver for 1st Atlantic. A telephone status conference was also scheduled for June 17, 2003 to discuss the status of a proposed sale of a majority of the outstanding shares of 1st Atlantic common stock and other matters related to 1st Atlantic. During the telephone status conference on June 17, 2003, the District Court was updated on the status of the proposed sale of 1st Atlantic's common stock and was advised of the filing by 1st Atlantic of an adversary complaint in the

Bankruptcy Court relating to Mr. Lawbaugh's petition. The District Court entered an order further extending the temporary restraining order and freeze of payments to 1st Atlantic certificate holders to July 8, 2003, and scheduled a telephone status conference for that date. During the telephone status conference on July 8, 2003, the District Court entered an order further extending the temporary restraining order and freeze of payments to 1st Atlantic certificate holders indefinitely. In addition, on July 11, 2003, the District Court entered an order transferring 1st Atlantic's adversary proceeding filed in Mr. Lawbaugh's bankruptcy case from Bankruptcy Court to the United States District Court for the District of Maryland. 1st Atlantic moved for summary judgment on its claims against Mr. Lawbaugh in the adversary proceeding in his bankruptcy case. On August 20, 2003, a hearing was held on the motion for summary judgment and the District Court entered an order granting 1st Atlantic summary judgment and declaring the Escrow Agreement is an enforceable express trust. As such, the Shares would be subject to the terms of the Escrow Agreement and would not be property of Lawbuagh's bankruptcy estate (the "Estate"). As such, the Shares could be sold free and clear of all claims, liens and interest of the Estate. However, the Trustee filed an emergency motion for a stay of the Shares to prevent their sale and a motion to include the Shares as part of Mr. Lawbaugh's bankruptcy case. The District Court granted the motion to stay the sale of the Shares until October 9, 2003 and include the Shares as part of the Bankruptcy Estate. At a hearing on October 9, 2003 in the Bankruptcy Court, the Trustee filed a motion for an approval of the sale procedures and a motion for a temporary restraining order prohibiting the escrow agent from selling and releasing the Shares. Mr. Lawbaugh filed a motion to reconsider the denial of his attempt to reject the Escrow Agreement. The Bankruptcy Court granted the temporary restraining order through October 20, 2003 and continued the motion for approval of sale procedures until October 20, 2003. Mr. Lawbaugh's motion for reconsideration was also continued until October 20, 2003. All motions granted through October 20, 2003 were then further continued until November 19, 2003.

Change in Control of 1st Atlantic

      On November 7, 2003, 1st Atlantic, Geneva, the Trustee and certain creditors of the Bankruptcy Estate agreed to a settlement proposal and filed an emergency motion in Bankruptcy Court on November 10, 2003 for the approval of the sale of the Shares to Geneva under such proposal. Under the terms of the settlement proposal, the Trustee is to sell the Shares to Geneva for $2,532,981. The proceeds from the sale of the Shares will be distributed to 1st Atlantic and the Company in the amounts of $1,175,955 and $1,357,026, respectively, to repay the amounts due from Mr. Lawbaugh. See Note 4 of the Notes to the Consolidated Financial Statements for further description of the amounts due from shareholder. In addition, Geneva shall contribute $3,200,000 as additional paid in capital to 1st Atlantic to resolve the SEC's concerns regarding 1st Atlantic's compliance with the reserve requirements of Section 28 of the 1940 Act. Further, State Bond shall issue debt instruments secured by the common stock of the Company totaling $1,616,772 to certain creditors of the Estate. The debt matures ten years from the date of issuance and has principal and interest payments due semi-annually with interest accruing at the rate of 1.5% per annum. A total of $125,000 will also be paid by Geneva to the Trustee and certain other creditors of the Estate. A hearing for the approval of the Sale has been scheduled for December 1, 2003 in Bankruptcy Court. The sale of the Shares to Geneva is subject to the approval of the Bankruptcy Court. The Company anticipates the Sale to occur on December 1, 2003, upon approval by the Bankruptcy Court. Immediately after closing, Geneva will also make an additional cash and non-cash contribution to the Company of $1 million cash and a $500,000 investment in a real estate partnership investment fund, which will be treated as additional paid in capital. The Proforma Post-Acquisition Balance Sheet of the Company reflects the projected financial position of the Company as a result of the Sale.

      The following reflects the proforma balance sheet as of September 30, 2003 of the Company and its qualified assets giving effect to the acquisition of the
7.5 million 1st Atlantic shares by Geneva.

              Consolidated Proforma Post-Acquisition Balance Sheet

                                                                                  Acquisition       Post-Acquisition
                                                          September 30, 2003      Adjustments        Ending Balance
                                                          -------------------    ------------       ----------------
                                                              (unaudited)        (unaudited)           (unaudited)
Qualified assets
     Available-for-sale securities                            $  6,375,931       $    296,003    1    $  6,671,934
     Mortgage notes held for sale                               13,153,440             47,142    1      13,200,582
     Mortgage notes held for investment                          5,571,759            120,866    1       5,692,625
     Warehouse line of credit receivable                                --                 --                   --
     Investment in real estate partnership                       7,889,667            500,000    3       8,389,667
     Real estate tax lien certificates                             614,229                 --              614,229
     Residual mortgage certificate                               2,660,465                 --            2,660,465
     Real estate owned                                           2,760,509           (475,000)   1       2,285,509
     Property and equipment                                        121,360                 --              121,360
     Certificate loans                                              68,575                 --               68,575
     Cash and cash equivalents                                   1,296,365          1,357,026    2
                                                                                    1,000,000    3       3,653,391
                                                              ------------       ------------         ------------

       Total cash and investments                               40,512,300          2,846,037           43,358,337
                                                              ------------       ------------         ------------

     Dividends and interest                                        385,857                 --              385,857
                                                              ------------       ------------         ------------

       Total qualified assets                                   40,898,157          2,846,037           43,744,194

Other assets
   Related party receivable                                        135,646                 --              135,646
   Fixed assets                                                     75,738                 --               75,738
   Investment in subsidiaries                                           --                 --                   --
   Goodwill                                                        591,463           (591,463)   1              --
   Goodwill and intangibles                                             --          2,444,143    4              --
                                                                                    5,822,237    5       8,266,380
   Deferred acquisition costs                                      470,996           (470,996)   1              --
   Due from shareholder                                          1,359,573         (1,359,573)   2              --
   Allowance - due from shareholder                             (1,359,573)         1,359,573    1              --
   Other assets                                                    218,613            (10,000)   1         208,613
                                                              ------------       ------------         ------------

       Total assets                                           $ 42,390,613       $ 10,039,958         $ 52,430,571
                                                              ============       ============         ============

Liabilities
   Statutory certificate liability                            $ 32,518,974       $         --         $ 32,518,974
   Additional certificate liability                              1,248,126                 --            1,248,126
   Warehouse line of credit                                      3,200,400                 --            3,200,400
   Deferred revenue                                              1,417,603         (1,417,603)   1              --
   Escrow liability                                                371,251                 --              371,251
   Notes payable                                                 5,883,000                 --            5,883,000
   Accounts payable and other liabilities                          527,405                 --              527,405
   Related party payable                                             2,152                 --                2,152
                                                              ------------       ------------         ------------

       Total liabilities                                        45,168,911         (1,417,603)          43,751,308
                                                              ------------       ------------         ------------

Shareholder's equity (deficit)
   Common stock, $1 par value; 10,000,000 shares
     authorized; 250,000 shares issued and outstanding             250,000           (250,000)   1
                                                                                      250,000    2         250,000
   Common stock, $2 par value; 10,000 shares
     authorized; 10,000 shares issued and outstanding                   --                 --                   --
   Additional paid-in capital                                    3,861,818         (3,861,818)   1              --
                                                                                    1,107,026    2
                                                                                    1,500,000    3
                                                                                    5,822,237    5       8,429,263
   Accumulated comprehensive income (loss), net of taxes          (538,441)           538,441    1              --
   Accumulated deficit                                          (6,351,675)         6,351,675    1              --
                                                              ------------       ------------         ------------

       Total shareholder's equity (deficit)                     (2,778,298)        11,457,561            8,679,263
                                                              ------------       ------------         ------------

   Total liabilities and shareholder's equity (deficit)       $ 42,390,613       $ 10,039,958         $ 52,430,571
                                                              ============       ============         ============

Footnotes to Acquisition Journal Entries:

1 - Adjust assets and laibilities to fair value in accrodance with FAS 141. Fair value for available for sale securities is as of November 10, 2003

2 - Record receipt of cash for repayment of due from shareholder

3 - To record a cash and non-cash conribution made by Geneva at closing of a $500,000 interest in a real estate fund and $1 million cash

4 - To record unallocated purchase price to goodwill and intangibles in accordance with FAS 141

5 - To push down unallocated purchase price to reporting unit of value, SBM

                             SBM CERTIFICATE COMPANY
                   REGULATORY CERTIFICATE RESERVE CALCULATION

                                                                                                Acquisition    Post-Acquisition
                                                                      September 30, 2003        Adjusments      Ending Balance
                                                                      ------------------       ------------    -----------------
                                                                          (unaudited)           (unaudited)       (unaudited)
Total qualified assets on deposit                                        $ 41,368,023          $  2,307,596      $ 43,675,619

Less: Qualified assests reserved by Provident warehouse line             $ (3,200,400)                   --        (3,200,400)
Less: Qualified assests reserved for real estate liens and notes           (5,883,000)                   --        (5,883,000)
                                                                         ------------          ------------      ------------

Total qualified assets                                                   $ 32,284,623          $  2,782,596      $ 34,592,219
                                                                         ------------          ------------      ------------

Certificate reserve under Section 28(a)                                  $ 32,518,974          $         --      $ 32,518,974
Less: Certificate loans                                                       (68,575)                   --           (68,575)
Plus: Base capital requirement                                                250,000                    --           250,000
                                                                         ------------          ------------      ------------

Required deposits                                                        $ 32,700,399          $         --      $ 32,700,399
                                                                         ------------          ------------      ------------

Reserve excess (shortfall)                                               $   (415,776)         $  2,307,596      $  1,891,820
                                                                         ------------          ------------      ------------

Financial Condition, Changes in Financial Condition and Results of Operations

For the three months ended September 30, 2003 compared with the three months ended September 30, 2002

      As of September 30, 2003, total qualified assets remained unchanged from December 31, 2003 at $32.3 million, while required certificate reserves increased $1.1 million from $31.6 million as of December 31, 2002 to $32.7 million as of September 30, 2003.

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

      The Company had a net loss of $837,949 and $424,508 for the three months ended September 30, 2003 and 2002, respectively. The net loss for the three months ended September 30, 2003 stemmed mainly from net investment loss of $741,627 from the investment company operations. The net loss for the three months ended September 30, 2002 resulted from the net investment loss of $228,490 related to the investment company operations and the reserve for losses on the shareholder receivable of $170,803. The net investment losses before income tax for the three months ended September 30, 2003 and 2002 were mainly due to investment and other expenses and interest credited on certificate liability exceeding investment income.

      Investment income (excluding realized investment gains and losses) for the three months ended September 30, 2003 was $644,156 compared to investment income of $612,810 for the three months ended September 30, 2002. Investment income plus realized investment gains (losses) represents annualized investment yields of 5.18% and 14.05% on average cash and investments of $32.3 million and $26.8 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in investment yield for the three months ended September 30, 2003 is mainly attributable to realized losses from the sale of real estate in the amount of $271,239 as compared to realized investment gains of $329,472 from the sale of available for sale securities for the three months ended September 30, 2002.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $22,612 for the three months ended September 30, 2003 compared to $89,563 for the three months ended September 30, 2002. On an annualized yield basis, these amounts reflect net investment spread for the three months ended September 30, 2003 and 2002 of 0.27% and 1.26%, respectively.

      Interest credited on certificate liability for the three months ended September 30, 2003 and 2002 was $621,544 and $523,247, respectively. These amounts represent annualized average rates of interest credited of 7.43% and 7.37% on average certificate liability of $33.5 million and $28.4 million for the three months ended September 30, 2003 and 2002, respectively. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made by the Company periodically.

      Investment and other expenses were $538,254 and $647,525 for three months ended September 30, 2003 and 2002, respectively. The decrease in investment and other expenses was the result of a decrease in the administrative services fee to the Company's parent, State Bond. The administrative services fee for the three months ended September 30, 2003 was $261,500 as compared to $535,000 for the three months ended September 30, 2002. This decrease was due to lower operational costs for State Bond. State Bond's operational costs are funded through the administrative services fee. For the three months ended September 30, 2003 legal and accounting costs were $129,675. For the three months ended September 30, 2002 there were no legal and accounting costs. The absence of legal and accounting expenses for the three months ended September 30, 2002 was due to the Company charging $170,804 of legal and accounting costs to reserve for losses - shareholder receivable. These were legal and accounting expenses incurred related to the Questioned Transactions described in "Certain Significant Events" above and charged to Mr. Lawbaugh by the Company. Legal and accounting costs for the three months ended September 30, 2003 were considerably higher than what the Company had historically incurred. This increase was due to legal costs associated with the Questioned Transactions noted above. Management does not expect legal and accounting costs to continue at this level since a sale of the Shares and a Settlement with the SEC is expected to occur in 2003.

      Realized investment gains (losses) for the three months ended September 30, 2003 and 2002 were ($225,985) and $329,472, respectively. The realized losses for the three months ended September 30, 2003 resulted from losses of $271,239 from the sale of real estate as compared to realized investment gains for the three months ended September 30, 2002 of $329,472 which resulted from the sale of available for sale securities. Realized investment gains and losses are primarily interest-rate related and attributable to the asset/liability management strategies of the Company. The Company invests in a mixture of investments ranging from fixed maturity securities, equity securities, mortgage notes, real estate, and real estate tax lien certificates. The objective of each investment is to provide reasonable returns while limiting liquidity and credit risks.

      Net other operating loss before income tax for the three months ended September 30, 2003 and 2002, was $96,322 and $25,215, respectively. This consists of the mortgage lender/broker operations of ACFC. For the three months ended September 30, 2003 and 2002, other operating income was $558,597 and $667,888, respectively. This income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating and brokering loans. The decrease in other operating income for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was due to a decrease in the volume of loans originated. Loan volume origination decreased as a result of an increase in market interest rates and the departure of a significant number of loan sales employees. Management expects the loan origination volume to increase in the near term as management has begun active recruitment of loan sales employees to replace those previously departed. For the three months ended September 30, 2003 and 2002, other operating expenses were $654,919 and $693,103, respectively. These expenses consist of salaries and commissions paid in relation to originating and brokering loans and other costs in operating the mortgage company. The decrease in other operating expenses for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, was mainly due to lower commissions paid because of the decrease in revenues generated.

      In the event that the Company experiences higher than historical levels of certificate surrenders, the Company might need to liquidate investments other than in accordance with its normal asset/liability management strategy and, as a result, the Company could experience substantial realized investment losses.

      For the three months ended September 30, 2002, reserve for losses - shareholder receivable was $170,803. See "Certain Significant Events" under Item 2 to this Form 10-Q for further descriptions of this item.

For the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

      The Company had a net loss of $714,290 and $737,240 for the nine months ended September 30, 2003 and 2002, respectively. The net loss for the nine months ended September 30, 2003 stemmed mainly from net investment loss before income taxes of $749,989. The net loss for the nine months ended September 30, 2002 resulted mainly from the net investment loss before income tax of $509,263 and the reserve for losses - shareholder receivable of $227,503. The net investment loss before income tax for the nine months ended September 30, 2003 and 2002 was due mainly to the combination of investment and other expenses and interest credited on certificate liability exceeding the income generated from the investment portfolio.

      Investment income (excluding realized investment gains and losses) for the nine months ended September 30, 2003 was $1,906,815 compared to investment income of $1,917,856 for the nine months ended September 30, 2002. Investment income plus realized investment gains for the nine months ended September 30, 2003 and 2002 was $2,375,234 and $2,391,088, respectively. Investment income plus realized investment gains represents annualized investment yields of 9.80% and 11.88% on average cash and investments of $32.3 million and $26.8 million for the nine months ended September 30, 2003 and 2002, respectively. Realized gains for the nine months ended September 30, 2003 are primarily attributable to gains related to the sale of real estate. Realized gains for the nine months ended September 30, 2002 are the result of the sale of available for sale securities.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $35,562 for the nine months ended September 30, 2003 compared to $1,153,023 for the nine months ended September 30, 2002. On an annualized yield basis, these amounts reflect net investment spread for the nine months ended September 30, 2003 and 2002 of 0.42% and 5.41%, respectively.

      Interest credited on certificate liability for the nine months ended September 30, 2003 and 2002 was $1,871,253 and $764,833, respectively. These amounts represent annualized average rates of interest credited of 7.45% and 3.59% on average certificate liability of $33.5 million and $28.4 million for the nine months ended September 30, 2003 and 2002, respectively.

      Investment and other expenses were $1,253,970 and $2,135,518 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in investment and other expenses was mainly the result of a decrease in the administrative services fee to the Company's parent, State Bond, and a decrease in other expenses. The administrative services fee for the nine months ended September 30, 2003 was $625,900 as compared to $1,407,000 for the nine months ended September 30, 2002. The decrease in the administrative services fee was due to State Bond having lower operational costs, which are funded through the administrative services fee. Other expenses decreased due to lower advertising costs for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. There was no advertising expense for the nine months ended September 30, 2003 as compared to $357,968 for the nine months ended September 30, 2002. The decrease in advertising expense in 2003 was due to the halting of advertising as certificate sales were suspended. For the nine months ended September 30, 2003 and 2002 legal and accounting costs were $242,230 and $45,004, respectively. Legal and accounting expenses were higher for the 2003 period due to the Company charging $170,804 of legal and accounting costs for the nine months ended September 30, 2002 to reserve for losses - shareholder receivable. These were legal and accounting expenses incurred related to the Questioned Transactions described in "Certain Significant Events" above and charged to Mr. Lawbaugh.

      Net other operating income before income tax for the nine months ended September 30, 2003 and 2002 was $177,091 and $71,649, respectively. This consists of the mortgage lender/broker operations of ACFC. For the nine months ended September 30, 2003 and 2002, other operating income was $2,451,231 and $1,569,298, respectively. This income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating and brokering loans. The increase in other operating income for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was due to an increase in the volume of loans originated and higher yields generated on those loans. The loan origination volume increased due to residential mortgage lending rates falling in the first half of 2003. This led to an influx of mortgage refinances along with a strong market for new purchases of residential housing. For the nine months ended September 30, 2003 and 2002, other operating expenses were $2,274,140 and $1,497,649, respectively. These expenses consist of salaries and commissions paid in relation to originating and brokering loans and other costs in operating the mortgage company. The increase in other operating expenses for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, was mainly due to higher commissions paid on the increased revenues generated.

      Realized investment gains were $468,419 and $473,232 for the nine months ended September 30, 2003 and 2002, respectively. Realized gains for the nine months ended September 30, 2003 are primarily attributable to gains related to the sale of real estate. Realized gains for the nine months ended September 30, 2002 are the result of the sale of available for sale securities.

      For the nine months ended September 30, 2003 and 2002, reserve for losses
- shareholder receivable was $141,392 and $227,503, respectively. See "Certain Significant Events" under Item 2 to this Form 10-Q for further descriptions of this item.

Liquidity and Financial Resources

      As of September 30, 2003, the Company's qualified assets were insufficient to meet its reserve requirements by $415,776. Immediately upon discovery of this shortfall, cash was advanced to the Company by Geneva in the amount of $425,000. This advance replenished the qualified assets to exceed the required reserves. Upon the sale of the Shares to Geneva, the Company shall receive $1,357,026 of cash for the repayment of the due from shareholder (Mr. Lawbaugh) and immediately following the sale the Company projects qualified assets in excess of reserves to be $1,891,820. See The Consolidated Pro-Forma Post-Acquisition Balance Sheet and Reserve Calculation under "Certain Significant Events" above for further disclosure.

      The primary liquidity requirement of the Company relates to its payment of certificate holder interest, certificate maturities and surrenders, legal costs and administrative services fee. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments. The Company's certificates may be surrendered by the certificateholder at any time prior to maturity. Certificates mature 28 or 30 years after their issuance, depending on the interest guarantee period, or series, selected. Surrenders at the end of any interest guarantee period may be made by the certificateholder without a withdrawal charge that would otherwise apply. The Company has $77,483 of scheduled interest disbursements and $45,913 of certificate obligations under interest guarantee periods expiring during the three months ending December 31, 2003. The Company can make no representation as to the amount of certificates that may be surrendered for payment with or without a withdrawal charge during such period.

      At September 30, 2003, cash and cash equivalents totaled $1.3 million, an increase of $0.9 million from December 31, 2002. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

      Cash flows of $1,654,705 and $72,285 were generated from operating activities for the nine months ended September 30, 2003 and 2002, respectively. These cash flows resulted principally from investment income, less management fees, changes in mortgage notes held for sale, and commissions paid. Cash proceeds (uses) from investing activities generated ($1,954,047) and ($13,618,534) for the nine months September 30, 2003 and 2002, respectively. The cash used in investing activities for the nine months ended September 30, 2003 were mainly attributable to the purchase of available-for-sale securities, mortgage notes and real estate exceeding the sales of available for sale securities. The cash outflow from investing activities for the nine months ended September 30, 2002 resulted from the purchase of investments exceeding sales and repayments.

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

      The Company's investments in available-for-sale securities totaled $6,375,931 at September 30, 2003, 19.75% of the investment portfolio (28.44% at December 31, 2002). Available-for-sale securities consist of fixed maturity securities and equity securities. Fixed maturity securities consist of US Treasuries, municipal bonds, mortgage-backed securities and corporate debt. As of September 30, 2003, the Company held one fixed maturity security that had defaulted on interest payments. The market value of available-for-sale securities fluctuates with changing economic conditions. Fixed maturity securities are influenced greatly by market interest rates. Corporate debt securities market value is also weighed by the performance of the company that issues the debt. Upgrades or downgrades in the rating of a corporate bond will increase or decrease the market value of such investment. The Company's investments in equity securities are subject to market risk and fluctuations in the market value of the securities. Fluctuations in market value of equity securities affect the yield on the investment and could result in a reduction in the principal amount invested in the security. The Company takes into account the current and expected future market environment in evaluating investment risk and investment yields.

      Presently, the Company has a portion of its portfolio invested directly in real estate and real estate loans, which includes $18.7 million of mortgage notes, $2.0 million of investment in a real estate development partnership and $2.8 million of real estate owned. Defaults by the borrower on payments due and fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, the Company mitigates the risk associated with the mortgage notes by investing only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no higher than 80% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

      The Company also invests in real estate tax lien certificates, which have a balance of $614,229 at September 30, 2003. The greatest risk associated with this investment is the time and costs of the foreclosure process when amounts remain unpaid beyond the Company's aging policy. The risk is mitigated by the Company's first priority lien on the property on which the tax is owed, and the Company's policy of securing these investments, in most circumstances, only with properties in which the amount advanced by the Company to acquire the certificates is less than 10% of the market value of the property that secures the investment.

      The Company's ownership of the residual mortgage certificate, which is valued at $2,660,465 at September 30, 2003, represents a subordinate ownership interest in a securitization trust (the "Trust"). The assets of the Trust consist of mortgage loans secured by first liens on residential real properties. The Company's ownership interest represents a subordinate right to receive excess cash flow, if any, generated by the mortgage loans of the Trust. The Company assumes the risk of default on the mortgages held within the Trust. Defaults of principal and interest by borrowers will adversely affect the Company's return on this investment. A reserve for defaults was calculated into the original purchase price to mitigate the risk of loss on the investment. In addition, risk of loss is lessened by the weighted average loan to value ratio on the underlying mortgage notes as compared to the real estate securing the note being approximately 60%.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            (31.1)      Certification of Chief Executive Officer

            (31.2)      Certification of Chief Financial Officer

            (32.0) Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

            (99.1) Term Sheet for the Sale of John Lawbaugh's 7.5 Million Shares of Common Stock of 1st Atlantic Guaranty Corporation by Bankruptcy Trustee to Geneva Capital Partners, LLC

      (b)   REPORTS ON FORM 8-K

            The Company filed reports on Form 8-K dated July 8, 2003 and August 20, 2003 during the three months ended September 30, 2003, in each case providing information under Item 5.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2003.

Date: November 19, 2003                   SBM CERTIFICATE COMPANY


                                          /s/ Eric M. Westbury
                                          --------------------------------------
                                          Chief Executive Officer


Date: November 19, 2003                   /s/ Trey Stafford
                                          --------------------------------------
                                          Chief Financial and Accounting Officer