Form 10-K
period 2003-12-31
SBM CERTIFICATE CO
filed 2004-03-30
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

As of March 30, 2004, 250,000 shares of the registrant's common stock, $1 par value, were outstanding. The registrant is a wholly-owned subsidiary and, therefore, its common stock is not traded on a public market.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                TABLE OF CONTENTS

PART I

Item 1.  Business .................................................................   3
Item 2.  Properties ...............................................................   8
Item 3.  Legal Proceedings.........................................................   8
Item 4.  Submission of Matters to a Vote of Security Holders ......................   9

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ....   9
Item 6.  Selected Financial Data ..................................................   9
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..................................................  12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...............  21
Item 8.  Financial Statements and Supplementary Data ..............................  22
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ...................................................  22
Item 9A. Controls and Procedures...................................................  23

PART III

Item 10. Directors and Executive Officers of the Registrant .......................  23
Item 11. Executive Compensation ...................................................  25
Item 12. Security Ownership of Certain Beneficial Owners and Management ...........  25
Item 13. Certain Relationships and Related Transactions ...........................  26
Item 14. Principal accounting fees and services ...................................  27

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........  29

PART I

ITEM 1. BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS

      SBM Certificate Company and Subsidiaries (the "Company") consists of SBM Certificate Company ("SBM") and its 100% owned subsidiaries, Atlantic Capital Funding Corporation ("ACFC") and SBM Securities I ("SBMS I"). SBM is a 100% owned subsidiary of SBM Financial, LLC ("SBM Financial"), formerly known as State Bond & Mortgage, LLC ("State Bond"). As of December 31, 2003, SBM Financial is 100% owned by Geneva Capital Partners, LLC ("Geneva"). See Note 1 to the Notes to the Consolidating Financial Statements, which more fully describes the organization of the Company and basis of consolidation. Unless otherwise indicated by the context, the terms "Company," "we," "us," or "ours," refers to the consolidated entities of SBM, ACFC and SBMS I. Our executive offices are located at 5101 River Road, Suite 101, Bethesda, Maryland 20816; our telephone number is 301-656-4200.

      On July 19, 2000, State Bond completed the purchase of all of the outstanding common stock of SBM Certificate Company, a Minnesota corporation ("SBM MN"), from ARM Financial Group, Inc. ("ARM"), a Delaware corporation (the "Purchase"). State Bond effected the Purchase as assignee under a Stock Purchase Agreement, dated March 28, 2000, by and among 1st Atlantic Guaranty Corporation ("1st Atlantic"), a Maryland corporation, and ARM ("Stock Purchase Agreement"). 1st Atlantic became a 100% owned subsidiary of Geneva on December 5, 2003. SBM and 1st Atlantic are face-amount certificate companies registered as such under the Investment Company Act of 1940 ("1940 Act").

      As part of the Purchase transactions, SBM MN was merged into SBM. SBM was formed for purposes of redomestication from Minnesota to Maryland and had nominal assets when organized. SBM succeeded SBM MN, which was a registered face-amount certificate company, as the "registrant" in all filings made by SBM MN under the Securities Act of 1933 ("1933 Act"), Securities Exchange Act of 1934 (the "Exchange Act") and the 1940 Act.

      On December 17, 2000, 1st Atlantic contributed its 100% ownership of ACFC to SBM. ACFC is a mortgage broker and lender in conventional and HUD mortgage programs as well as commercial lending.

Significant Events

      In 2002, management discovered facts that came to its attention regarding several transactions (the "Questioned Transactions") involving the Company. The Questioned Transactions raised concerns that SBM's then Chairman of the Board and Chief Executive Officer, John J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused us to fail to comply with disclosure requirements of the 1933 Act and the Exchange Act, caused us to improperly report asset balances, and diverted cash assets of the Company to himself directly or indirectly during 2000, 2001 and 2002 totaling $1,768,917, of which $900,000 was repaid to the

Company by Mr. Lawbaugh in 2002. The balance of $868,917, together with legal and accounting costs incurred because of these matters constitute the amount due from shareholder on the December 31, 2002 Consolidating Balance Sheet of the Company of $1,218,181.

      As a result of the Questioned Transactions, on August 16, 2002, SBM's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions and authorized an investigation into the Questioned Transactions. The investigation was performed by our management under the supervision of two independent directors of the Board (the "Special Committee") and our independent auditors. Our Form 8-K Current Report describes the findings of the Special Committee created by the Board of Directors to oversee the investigation of Mr. Lawbaugh's transactions, summarizes the nature of the transactions and discusses various related matters. In addition, SBM suspended the sale of its face-amount certificates on August 16, 2002. We restated our financial statements and amended our Form 10-Q Quarterly Reports and Form 10-K Annual Reports filed with the Securities and Exchange Commission (the "SEC") for the periods affected to properly reflect the nature and effect of these transactions. SBM has not yet resumed sales. An amendment to our 1933 Act registration statement for our face-amount certificates is pending at the SEC.

      On November 12, 2002, Mr. Lawbaugh resigned from the Board of Directors and on November 14, 2002, entered into a Stock Escrow Agreement ("Escrow Agreement"). The Escrow Agreement placed Mr. Lawbaugh's shares of 1st Atlantic capital stock, representing majority ownership of 1st Atlantic, into escrow and removed his voting rights associated with the shares. We filed a Form 8-K Current Report dated November 12, 2002, with the SEC on November 27, 2002. That Form 8-K Current Report describes the terms and conditions of the Escrow Agreement. See Note 14 to the Notes to the Consolidating Financial Statements for further description of the due from shareholder and the Questioned Transactions.

The following summarizes the impact of the Questioned Transactions on the Company for the respective periods indicated:

                               YEAR ENDED          YEAR ENDED          YEAR ENDED          YEAR ENDED
                            DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMEBR 31, 2000        TOTAL
                            -----------------   -----------------   -----------------   -----------------        -----

Qualified Assets              $  (141,392)        $   (56,700)        $(1,396,907)        $  (292,236)       $(1,745,843)
Additional Paid in Capital    $        --         $        --         $  (707,550)        $        --        $  (707,550)
Shareholder's Equity          $  (141,392)        $  (265,762)        $(1,146,957)        $  (292,236)       $(1,704,955)
Net Loss                      $  (141,392)        $  (365,763)        $  (439,407)        $  (292,236)       $(1,097,406)

      On May 29, 2003, John Lawbaugh, 1st Atlantic's majority shareholder at the time, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland ("Bankruptcy Court").

      On November 7, 2003, 1st Atlantic, Geneva and the Chapter 11 Bankruptcy Trustee (the "Trustee"), as representative of the bankruptcy estate of John J. Lawbaugh (the "Estate"), agreed to a settlement proposal for the sale of John J. Lawbaugh's 7,500,000 shares of 1st Atlantic common stock (the "Shares") to Geneva. An emergency motion was filed in Bankruptcy Court on November 10, 2003 for the approval of the sale of the Shares to Geneva under such proposal. On December 2, 2003, the Bankruptcy Court granted the motion approving the settlement proposal for the sale of the Shares free and clear of all liens and ordered the sale of the Shares to take place immediately. On December 5, 2003, the sale of the Shares closed pursuant to the terms of the Stock Purchase Agreement by and between the Trustee and Geneva dated December 2, 2003 (the "Sale Agreement") (the "Acquisition"). The Trustee sold the Shares to Geneva for $2,532,981, which was distributed to 1st Atlantic and SBM in the amounts of $1,175,955 and $1,357,026, respectively, to repay the amounts due from Mr. Lawbaugh to 1st Atlantic and SBM (See Note 14 to the Notes to the Consolidating Financial Statement). In addition, Geneva contributed $3,200,000 as additional paid in capital to 1st Atlantic to resolve the SEC's concerns regarding 1st Atlantic's compliance with the reserve requirements of Section 28 of the 1940 Act. Further, SBM Financial issued debt instruments secured by the common stock of SBM totaling $1,616,772 to certain creditors of the Estate. The debt matures ten years from the date of issuance and has principal and interest payments due semi-annually with interest accruing at the rate of 1.5% per annum. Cash flows generated from the operations of the Company may be used to pay the interest and principal of the debt as it becomes due. A total of $125,000 was also paid by Geneva to the Trustee and certain other creditors of the Estate. Immediately after closing, Geneva made additional contributions to the Company, consisting of $1,000,000 cash and partnership interests in two separate real estate investment funds totaling $820,000. These contributions were treated as additional paid in capital.

      Geneva obtained funds to acquire the Shares from the issuance of privately placed investment notes to unaffiliated investors. The investment notes provide for a fixed interest rate of 3.75%, payable quarterly, and mature in 2006, three years from the date of the issuance. The funds obtained to acquire the Shares and the additional capital contributed by Geneva after the sale of the Shares are projected to be repaid at their maturity from excess cash flows generated from the operations of the Company. Geneva is owned 100% by Eric M. Westbury, Chairman and Chief Executive Officer of SBM.

      See "Item 6. Selected Financial Data" to this Form 10-K for proforma financial information related to the Acquisition.

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      We have three business segments, issuing and servicing face-amount certificates, mortgage lending and brokerage operations, and issuing privately placed investment notes to accredited investors. The consolidating financial statements of the Company presented in Item 15 present the financial information of SBM and SBMS I as consolidated and ACFC is separately presented. SBMS I has yet to issue any investment notes and, therefore has not generated any revenue. SBMS I has incurred expenses, most of which are legal costs, for the year ended December 31, 2003 of $225,117. These amounts remain unpaid as of December 31, 2003.

(c)   NARRATIVE DESCRIPTION OF BUSINESS

General

      SBM is a face-amount certificate company registered under the 1940 Act that issues and services fixed-rate face-amount certificates. A face-amount certificate is an obligation of the issuer to pay a face, or principal, amount, plus specified interest, to the holder of the certificate. The face-amount may be paid at the end of a certificate's "guarantee period" or at its "maturity date." Lesser amounts are paid at such times if all or part of an investment in the certificate is withdrawn prior to maturity or the end of any guarantee period. Interest may be paid quarterly or annually, or may be compounded.

      SBM issues various series of single-payment face-amount certificates with guarantee periods of three, five, seven and ten years, respectively. Unless otherwise instructed by the holder, a certificate, by its terms, automatically continues for another guarantee period of the same duration until the certificate's maturity date. The certificates mature no later than 30 years from the date they are issued. The face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities. As indicated above under "Significant Events," SBM suspended the sale of its certificates on August 16, 2002. Any use in this Form 10-K Annual Report of the term "offer," "sale" or "issues" and any discussion in that context, is qualified by such suspension.

      SBM periodically declares the interest rates payable for its certificates, which are applicable for the entire guarantee period. The prevailing interest rates available to investors for similar interest-bearing instruments are a primary consideration in deciding upon the interest rates declared. However, SBM has complete discretion as to what interest rates it declares for the certificates. At the end of a guarantee period, the interest rates in effect for the succeeding guarantee period may be greater or lesser than the rates in effect for the expiring guarantee period.

      SBM's gross income is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed-rate certificate liability ("investment spread"). The Company's net income is determined by deducting investment and other expenses and federal income taxes from the investment spread. The investment spread is affected principally by investment decisions, general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and SBM's ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on earnings. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition".

      Following the Purchase by State Bond on July 19, 2000, a methodology for calculating the certificate liability was adopted and implemented, whereby the certificate liability is carried at the certificate's surrender value. A certificate's surrender value is the certificate's account value, principal plus accrued interest, less the early withdrawal charge applicable to the certificate.

      Following the 2003 Acquisition, the certificate liability is carried at the account value less an estimate for early surrender charges based on SBM's history with regard to early surrenders. These methods are in accordance with accounting principles generally accepted in the United States of America.

      SBM maintains reserves for its certificate obligations in accordance with
Section 28 of the 1940 Act. Under provisions of the 1940 Act, SBM is permitted to invest its reserves only in assets that constitute "qualified investments" and such other assets as the SEC may permit under the 1940 Act.

      ACFC is principally a mortgage lender and mortgage broker of single-family residential mortgages (conventional and FHA), which are sold to investors. ACFC is approved as a nonsupervised lender under the HUD Title II program, which has a required net worth based on a prescribed calculation.

      SBMS I is an entity newly formed for the purpose of issuing privately placed investment notes to accredited investors. The investment notes represent an obligation of SBMS I to pay the investor its principal investment plus accrued interest at its maturity date. Proceeds from the issuance of the investment notes will be invested in real estate, mortgage notes, fixed maturity and equity securities.

Management of Investments

      Subject to the oversight of the Board of Directors and its Investment Committee, management is responsible for selecting and managing investments to insure that the Company has, in cash or qualified investments, assets having an aggregate value not less than that required by applicable law. Qualified investments are defined as investments of a kind which life insurance companies are permitted to invest in or hold under provisions of the Insurance Code of the District of Columbia. Management also is responsible for placing orders for the purchase and sale of the Company's securities portfolio with brokers and dealers. In the future, the Company may engage one or more investment advisers to assist the Company in the management of its investment portfolio.

Sale of Certificates and Competition

      As disclosed in "Item 1. Business: Significant Events", SBM suspended sales of its face-amount certificates on August 16, 2002 due to the discovery of the Questioned Transactions. When SBM is selling, certificates are sold directly by SBM and through broker-dealers who have entered into selling agreements with SBM. Sales also may be made to members of affinity groups, such as service organizations, non-profit associations and other types of member organizations.

      Our face-amount certificate business competes in general with various types of individual savings products which offer a fixed-rate of return on investors' money, especially insurance, bank and thrift products. Some of these other products are insured by governmental agencies or funds or private third parties. SBM's certificates are not guaranteed or insured by any governmental agency or fund or independent third party but are supported by reserves required by law. Our ability to offer competitive interest rates, attractive terms, and efficient service is our primary basis for meeting competition.

Relationship with SBM Financial (Formerly Known as State Bond)

      SBM is an independent operating entity, but relies upon SBM Financial to provide it with management, marketing and administrative services, as well as personnel, for the conduct of its business. See "Item 13. Certain Relationships and Related Transactions."

Regulation

      Like many financial service companies that offer investment opportunities to the public, we are subject to governmental regulation. In particular, the 1940 Act and rules issued by the SEC specify certain terms and conditions for face-amount certificates, the method for calculating face-amount certificate reserves, the minimum amounts and types of investments to be deposited with a qualified custodian to support such certificate reserves and a variety of other restrictions. See Note 2 and Note 20 of Notes to Consolidating Financial Statements of the Company for more detail on our policies related to these regulations.

(d)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
      SALES

      We have no foreign operations.

ITEM 2. PROPERTIES

      Our executive offices are located at 5101 River Road, Suite 101, Bethesda, Maryland, 20816. The executive offices are the primary location for SBM Financial and the Company's executive management, administrative services, investment, accounting, corporate accounting, marketing activities and other support personnel. These offices are leased by SBM Financial, which makes them available to the Company under an Administrative Services Agreement. See "Item
13. Certain Relationships and Related Transactions." We also maintain administrative offices at 125 Minnesota Street, New Ulm, Minnesota. This property is owned by us and has a carrying value of $121,679.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to, nor is any of our property the subject of, any material pending legal proceedings, other than ordinary litigation routine to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      There is no public market or trading in the common stock of SBM, all of which is owned by SBM Financial.

      Subject to its obligation to maintain investments in qualified assets as required under Section 28(b) of the 1940 Act, SBM may pay dividends to its parent as declared by its Board of Directors. There were no dividends declared or paid for the years ended December 31, 2003 and 2002.

ITEM 6. SELECTED FINANCIAL DATA

      The following table contains selected financial data of the Company for the five years ended December 31, 2003. The financial data was derived from our audited financial statements. The report of Reznick Fedder & Silverman, independent auditors, with respect to the years ended December 31, 2003, 2002 and 2001, appear at page F-02 of this Annual Report. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, related notes, and other financial information included in this Annual Report.

                                                                     YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------
                                                        2003       2002       2001       2000       1999
                                                       ------     ------     ------     ------     ------
                                                              (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA
Total investment income                                 2,766      2,439      1,615      1,618      2,292
Interest credited on certificate reserves              (2,425)    (1,349)    (1,173)    (1,523)    (1,615)
Net investment spread                                     341      1,090        442         95        677
Total investment and other expenses                    (2,157)    (2,951)    (1,973)      (528)      (376)
Net investment income (loss) before taxes and gains    (1,816)    (1,861)    (1,531)       188        409
Net realized investment gains (losses)                    448        473         69       (429)      (373)
Net investment income (loss) before taxes              (1,368)    (1,388)    (1,462)      (241)        36
Net other operating income (loss)                        (281)       118        (38)        --         --
Net investment and other operating income (losses)     (1,649)    (1,270)    (1,500)       188        409
Federal income tax (expense) benefit                      (15)        --        288        621        102
Net operating income (loss)                            (1,664)    (1,270)    (1,212)      (241)        36
Non-operating expense                                    (141)      (406)      (470)      (342)        --
Net income (loss)                                      (1,805)    (1,676)    (1,682)      (583)        36
Earnings (loss) per share*                              (7.22)     (6.70)     (6.73)     (2.33)      0.14

BALANCE SHEET DATA (END OF PERIOD)
Total assets                                           51,172     35,115     23,881     21,967     34,285
Total liabilities                                      42,731     38,696     24,152     21,527     30,117
Shareholder's equity (deficit)                          8,441     (3,581)      (271)       440      4,168

----------

*     Earnings (loss) per share based on 250,000 shares issued and outstanding.

--------------------------------------------------------------------------------

Proforma Financial Information Related to the Change of Control

The Acquisition disclosed in "Item 1. Business: Significant Events" to this Form 10-K was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") 141, "Accounting for Business Combinations." Certain items within the financial statements had a material change due to the Acquisition. The following proforma consolidated balance sheet reflects the impact of the Acquisition on the financial statements of the Company:

                    SBM Certificate Company and Subsidiaries
                  PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                                            Pre-Acquisition      Acquisition      Post-Acquisition
                                                            December 5, 2003       Entries        December 5, 2003
                                                            ----------------     ------------     ----------------
Qualified assets
    Cash and investments
       Available-for-sale securities                          $  6,665,571             42,427   1   $  6,707,998
       Mortgage notes held for sale                              7,587,230             44,959   1      7,632,189
       Mortgage notes held for investment                        7,700,738             94,467   1      7,795,205
       Warehouse line of credit receivable                              --                 --                 --
       Investment in real estate partnerships                    7,903,001                 --          7,903,001
       Real estate tax lien certificates                           602,609                 --            602,609
       Real estate owned                                         2,760,509           (475,000)  1      2,285,509
       Residual mortgage certificate                             2,660,409             24,796   1      2,685,205
       Certificate loans                                            68,575                 --             68,575
       Cash and cash equivalents                                   600,654          1,357,026   2      1,957,680
                                                              ------------       ------------       ------------
          Total cash and investments                            36,549,296          1,088,675         37,637,971
                                                              ------------       ------------       ------------
       Dividends and interest receivable                           318,297                 --            318,297
                                                              ------------       ------------       ------------

          Total qualified assets                                36,867,593          1,088,675         37,956,268

Other assets
    Related party receivable                                       254,385             (4,989)  1        249,396
    Fixed assets, net                                              198,684                 --            198,684
    Investment in subsidiary                                            --                 --                 --
    Goodwill and intangible assets                                 591,463           (591,463)  1
                                                                                    3,636,030   1
                                                                                    7,045,080   3     10,681,110
    Deferred acquisition costs, net                                442,308           (442,308)  1             --
    Due from shareholder                                         1,359,573             (2,547)  1
                                                                                   (1,357,026)  2             --
    Allowance - due from shareholder                            (1,359,573)         1,359,573   1             --
    Other assets                                                   164,360                 --            164,360
                                                              ------------       ------------       ------------
          Total assets                                        $ 38,518,793         10,731,025       $ 49,249,818
                                                              ============       ============       ============
Liabilities
    Statutory certificate liability                           $ 33,788,203          2,008,015   1   $ 35,796,218
    Additional certificate liability                                    --                                    --
    Warehouse line of credit                                     2,068,000                             2,068,000
    Deferred revenue                                             1,295,890         (1,295,890)  1             --
    Subscription and note payable                                3,902,802                             3,902,802
    Accounts payable and other liabilities                         419,634                               419,634
    Related party payable                                           18,084                                18,084
                                                              ------------       ------------       ------------
          Total liabilities                                     41,492,613            712,125         42,204,738
                                                              ------------       ------------       ------------
Shareholder's equity
    Common stock, $1 par value; 10,000,000 shares
       authorized; 250,000 shares issued and outstanding           250,000           (250,000)  1
                                                                                      250,000   3        250,000
    Common stock, $2 par value; 10,000 shares
       authorized; 10,000 shares issued and outstanding                 --                                    --
    Additional paid-in capital                                   3,861,818         (3,861,818)  1
                                                                                    6,795,080   3      6,795,080
    Accumulated comprehensive loss, net of taxes                  (246,339)           246,339   1             --
    Accumulated deficit                                         (6,839,299)         6,839,299   1             --
                                                              ------------       ------------       ------------
          Total shareholder's equity                            (2,973,820)        10,018,900          7,045,080
                                                              ------------       ------------       ------------
          Total liabilities and shareholder's equity          $ 38,518,793         10,731,025       $ 49,249,818
                                                              ============       ============       ============

1 - Adjust assets and liabilities to fair value in accordance with SFAS 141

2 - Record receipt of cash for repayment of due from shareholder

3 - To push down unallocated purchase price to reporting unit of value, SBM, in accordance with SFAS 141

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      SBM's predecessor, SBN MN, was incorporated in June 1990 to assume the face-amount certificate business of SBM Company, which began in 1914. ARM purchased most of the assets of SBM Company in June 1995 and continued the issuance of face-amount certificates through SBM MN, then a wholly-owned subsidiary of ARM. As a result of the Purchase on July 19, 2000, SBM assumed the obligations of SBM MN's outstanding face-amount certificates. On December 5, 2003 a change of control of ownership of 1st Atlantic occurred as disclosed in "Item 1. Business: Significant Events." As of the Acquisition date, SBM Financial, the parent company of SBM, was a 100% owned subsidiary of 1st Atlantic. Effective December 31, 2003, Geneva became the sole member of SBM Financial through a dividend by 1st Atlantic to Geneva of the 100% ownership interest of SBM Financial. 1st Atlantic was previously the sole member of SBM Financial and its subsidiaries.

      SBM issues and services fixed rate face-amount certificates and provides related services to holders of the certificates. ACFC performs mortgage lender and mortgage broker activities and SBMS I is an entity newly formed for the purpose of issuing privately placed investment notes to accredited investors. SBMS I has yet to issue any investment notes or generate any revenue.

      The Questioned Transactions involving John J. Lawbaugh, referred to in "Item 1. Business: Significant Events," that are more fully described in Note 14 and Note 15 of the Notes to Consolidating Financial Statements in "Item 8. Financial Statements and Supplementary Data," have had a materially adverse impact upon the Company's financial condition, operations and ability to carry on the sale of its face-amount certificates, which were suspended on August 16, 2002.

Financial Condition, Changes in Financial Condition and Results Of Operations

2003 compared with 2002

      During 2003, total assets increased $16.1 million from $35.1 million in 2002 to $51.2 million in 2003, while certificate liability increased $2.8 million from $33.2 million in 2002 to $36.0 million in 2003. As of December 31, 2003, subscription and notes payable totaling $4.9 million were outstanding. The increase in total assets during 2003 was mainly from cash and other assets received by us from the Acquisition and the goodwill that resulted from the Acquisition. Cash of $1,357,026 as repayment of the due from shareholder was received in connection with the Acquisition. In addition, cash of $1,000,000 and non-cash assets of $820,000 were received as additional paid in capital, which occurred after the Acquisition as described in Note 1 to the Notes to the Consolidating Financial Statements.

      Goodwill with a carrying value of $9,032,609 as of December 31, 2003 resulted from the Acquisition. Goodwill was due to the fair value of the purchase price being greater than the net assets acquired. The purchase price was comprised of the following components, which are detailed by the consideration's cost and fair value:

Description                                               Cost        Fair Value
-----------                                            ----------     ----------
Cash for purchase of shares                            $2,532,981     $2,532,981
Required 1940 Act reserve contribution (cash)           3,200,000      3,200,000
Debt issued by SBM Financial                            1,616,772        781,414
Legal costs to creditors of Estate                        125,000        125,000
                                                       ----------     ----------

Total consideration                                    $7,474,753     $6,639,395
                                                       ----------     ----------

      The fair value of the purchase price of $7,474,753 is less than the cost of the purchase price of $6,639,395 due to the notes issued by SBM Financial totaling $1,616,772 having a fair value of $781,414. The fair value of the notes is less than the cost due to the risk associated with the notes and the low stated interest rate on the debt (1.5%). Since the notes are secured by the common stock of SBM and will possibly be repaid from excess cash flow from the operations of SBM, there is significant risk to the holder of these notes. This risk, coupled with an interest rate that does not compensate for such risk, would cause the fair value of the notes to be at a discount from their face value. Net liabilities assumed through the Acquisition, including 1st Atlantic and its subsidiaries, was $4,041,715, resulting in a purchase price in excess of net liabilities assumed of $10,681,110. Of this amount, $1,648,501 was assigned to intangible assets and $9,032,609 was assigned to goodwill.

      The increase in certificate liability of $2,753,596 is primarily due to the change in the estimate for early surrender of the liability following the Acquisition. This change in the estimate resulted in an increase of certificate liability at the Acquisition date of $2,008,015. The new estimate of certificate liability is the account value less an estimate for early surrender charges based on our history with regards to early surrender charges, which we estimate to be approximately 4% of outstanding certificates will have early withdrawal charges applied. We previously estimated that 100% of outstanding certificates would have early withdrawal charges. The change in estimate is a result of our operating history.

      During 2003, qualified assets increased $1.3 million. The increase was a result of the $2,357,026 of cash and $820,000 of non-cash assets received at the time of Acquisition and thereafter. This increase in qualified assets was decreased by operating losses of $1,805,032 for the year ended December 31, 2003. Certificate reserve deposits required by the 1940 Act increased $1,501,779 in 2003 due to interest credited on the certificate reserve liability.

      Our earnings are derived primarily from net investment income and net other operating income. Net investment income is income earned from invested assets less investment and other expenses and interest credited on thecertificate reserve liability. Net other operating income is income earned from the origination of loans in the mortgage lender/broker business less operating expenses. Changes in net investment income are largely due to changes in the rate of return on investments. Changes in net other operating income is attributable to changes in the volume and pricing of loans originated.

      We had a net loss of $1,805,032 and $1,676,316 for the years ended December 31, 2003 and 2002, respectively. The net loss for the years ended December 31, 2003 and 2002, stemmed mainly from the net investment loss before income tax of $1,367,253 and $1,388,507, respectively. The net other operating loss before income taxes of $281,197 and reserve for losses - shareholder receivable of $141,392 for the year ended December 31, 2003 also attributed to the net loss for 2003. The reserve for losses - shareholder receivable of $405,963 for the year ended December 31, 2002 added further to the net loss for 2002. See "Item 1. Business: Significant Events" to this Form 10-K and Note 14 and Note 15 of the Notes to the Consolidating Financial Statements for further description of the reserve for losses - shareholder receivable. The net investment loss before income taxes for 2003 and 2002 was due to the combination of investment and other expenses and interest credited on certificate liability exceeding the income generated from the investment portfolio. During 2003 and 2002, we held several non-revenue producing assets, which had a negative impact on the income generated from the investment portfolio. However, the primary reason for the net losses was the income generated from the investment portfolio was not sufficient to cover the certificate interest costs and the fixed operational costs related to the administrative services fee and legal and accounting fees. When sales resume and the investment portfolio increases, the fixed operational costs will have less of a negative impact on SBM as there is a larger portfolio of assets generating income to cover the fixed costs. We do not expect a significant increase in fixed costs as the investment portfolio increases.

      Investment income (excluding realized investment gains and losses) in 2003 was $2,765,689 compared to investment income of $2,438,503 for 2002. Total investment income plus realized gains for 2003 and 2002 was $3,213,775 and $2,911,224, respectively. Investment income plus realized investment gains represents annualized investment yields of 10.17% and 10.69% on average cash and investments of $31.6 million and $27.2 million for 2003 and 2002, respectively. The increase in investment income is attributable to an increase in cash and investments being held by the Company. The increase in average qualified assets in 2003 was the result of the increased assets from the sale of face-amount certificates in 2002, which were maintained throughout 2003.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $341,228 for 2003 compared to $1,089,179 in 2002. On an annualized yield basis, these amounts reflect net investment spread for 2003 and 2002 of 0.99% and 3.82%, respectively.

      Interest credited on certificate liability for 2003 and 2002 was $2,424,461 and $1,349,324, respectively. These amounts represent annualized average rates of interest credited of 7.01% and 4.73% on average certificate liability of $34.6 million and $28.5 million for 2003 and 2002, respectively. We monitor credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made periodically by SBM. In addition, during

2002 there were surrender charges recognized on 100% sales of new face-amount certificates that reduced interest credited on certificate liability for 2002.

      Investment and other expenses were $2,156,567 and $2,950,407 for 2003 and 2002, respectively. The decrease in investment and other expenses was mainly the result of a decrease in advertising expense and a decrease in the administrative services fee to SBM's parent, SBM Financial. Legal and accounting fees increased from 2002 to 2003 as did other expenses. There were no advertising expenses in 2003 as compared to $361,739 for 2002. The decrease in advertising expense in 2003 was due to the halting of advertising as certificate sales were suspended. The administrative services fee for the year ended December 31, 2003 and 2002 was $1,029,800 and $1,794,700, respectively. The decrease in the administrative services fee of $715,861 was due to SBM Financial lowering its operational costs, which are funded through the administrative services fee. Legal and accounting fees for 2003 and 2002 were $553,747 and $371,090, respectively. The increase in legal and accounting fees was due to legal and accounting costs related to the Questioned Transactions being charged to due from shareholder during 2002. In 2003 legal and accounting costs were charged to due from shareholder until Mr. Lawbaugh filed for bankruptcy on May 29, 2003. After the bankruptcy filing, any legal and accounting costs could not be charged to Mr. Lawbaugh under Bankruptcy Law. Other expenses for 2003 and 2002 were $378,450 and $231,880, respectively. The increase in other expenses was attributable to higher insurance costs and trail commissions paid to brokers. An increase in directors' fees as a result of more Board meetings related to the Questioned Transactions and the Acquisition by Geneva added further to the increase in other expenses.

      Net other operating income (loss) before income tax for the years ended December 31, 2003 and 2002, was ($281,197) and $118,154, respectively. This consists of the mortgage lender/broker operations of ACFC. For the years ended December 31, 2003 and 2002, other operating income was $2,738,902 and $2,261,801, respectively. This income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating and brokering loans. The increase in other operating income for 2003 as compared to 2002 was due to an increase in the volume of loans originated. The first seven months of 2003 resulted in a higher volume of loan originations from the same period in 2002. This increased loan origination volume in 2003 was due to a low interest rate environment resulting in a high volume of mortgage refinances. ACFC experienced a sharp decline in loan origination volume in the last five months of 2003 as compared to the first seven months of 2003. This was the result of an increase in market interest rates, as well as, the sales division of the mortgage operations was restructured and resulted in a significant reduction of staff. Both of these events had a material negative impact on the financial results of ACFC in the last five months of 2003, causing the net loss for 2003. By early 2004, ACFC had replaced a significant portion of the loan sales staff that was lost in 2003 and intends to continue increasing the sales staff throughout 2004 to increase revenues. For the years ended December 31, 2003 and 2002, other operating expenses were $3,020,099 and $2,143,647, respectively. These expenses consist of salaries and commissions paid in relation to originating and brokering loans and other costs in operating the mortgage company. The increase in other operating expenses for 2003 as compared to 2002, was mainly due to higher commissions paid on the increased revenues generated and higher interest expense from an increase in the use of the warehouse line of credit.

      Realized investment gains were $448,086 and $472,721 for 2003 and 2002, respectively. The realized investment gains for 2003 were the result of a gain of $828,503 recognized from the sale of property (see Note 12 to the Notes to the Consolidating Financial Statements), loss on the sale of a loan of $20,474 and losses of $359,943 from the sale of available for sale securities. The realized investment gains of $472,721 for 2002 was due to the sale of certain available-for-sale securities, which had significant increases in their market value from their amortized cost. Realized investment gains and losses are primarily interest-rate related and attributable to our asset/liability management strategies. We invest in a mixture of investments ranging from fixed maturity securities, equity securities, mortgage notes, real estate, and real estate tax lien certificates. The objective of each investment is to provide reasonable returns while limiting liquidity and credit risks.

      In the event that SBM experiences higher than historical levels of certificate surrenders, SBM might need to liquidate investments other than in accordance with its normal asset/liability management strategy and, as a result, SBM could experience substantial realized investment losses.

      For the year ended December 31, 2003 and 2002, reserve for losses - shareholder receivable was $141,392 and $405,963, respectively. See "Item 1.
Business: Significant Events" and Note 14 of the Notes to Consolidating Financial Statements for further descriptions of this item.

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

      Our earnings are derived primarily from net investment income and net other operating income. Net investment income is income earned from invested assets less investment and other expenses and interest credited on certificate reserve liability. Net other operating income is income earned from the origination of loans in the mortgage lender/broker business less operating expenses. Changes in net investment income are largely due to changes in the rate of return on investments. Changes in net other operating income is attributable to changes in the volume and pricing of loans originated.

      We had a net loss of $1,676,316 and $1,681,812 for the years ended December 31, 2002 and 2001, respectively. The net loss for the years ended December 31, 2002 and 2001, stemmed mainly from the net investment loss before income tax of $1,388,507 and $1,462,053, respectively, and the reserve for losses - shareholder receivable of $405,963 and $469,982, respectively. See "Item 1. Business: Recent Significant Events" to this Form 10-K and Note 14 and
Note 15 of the Notes to the Consolidating Financial Statements for further description of the reserve for losses - shareholder receivable. The net investment loss before income tax for 2002 and 2001 was due mainly to the combination of investment and other expenses and interest credited on certificate liability exceeding the income generated from the investment portfolio.

During 2002 and 2001, we held several non-revenue producing assets, which had a negative impact on the income generated from the investment portfolio. In addition, high operational costs related to the administrative services fee, legal fees and advertising resulted in an operating loss. The reserve for losses
- shareholder receivable contributed further to the net loss for the years ended December 31, 2002 and 2001.

      Investment income (excluding realized investment gains and losses) in 2002 was $2,438,503 compared to investment income of $1,615,128 for 2001. Total investment income plus realized gains for 2002 and 2001 was $2,911,224 and $1,683,825, respectively. Investment income plus realized investment gains represents annualized investment yields of 10.69% and 7.90% on average cash and investments of $27.2 million and $21.3 million for 2002 and 2001, respectively. The increase in investment income is attributable to an increase in cash and investments being held by us and an increase in the yield of the investment portfolio. The increase in investment portfolio yield was primarily due to realized gains totaling $472,721 resulting from the sale of available-for-sale securities.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was $1,089,179 for 2002 compared to $442,576 in 2001. On an annualized yield basis, these amounts reflect net investment spread for 2002 and 2001 of 3.82% and 1.98%, respectively.

      Interest credited on certificate liability for 2002 and 2001 was $1,349,324 and $1,172,552, respectively. These amounts represent annualized average rates of interest credited of 4.73% and 5.24% on average certificate liability of $28.5 million and $22.4 million for 2002 and 2001, respectively. The Company monitors credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made by SBM periodically. In addition, there are surrender charges on new face-amount certificates resulting in the overall decrease in the average crediting rate.

      Investment and other expenses were $2,950,407 and $1,973,326 for 2002 and 2001, respectively. The increase in investment and other expenses was the result of an increase in the administrative services fee to SBM's parent, SBM Financial, and an increase in other operating expenses. The increase in the administrative services fee was due to the payment of the fee to SBM Financial in 2002 being classified solely as an administrative services fee, whereas, in 2001, the payment to SBM Financial was in the form of both an administrative services fee totaling $1,078,839 and dividends of $579,934. Total dividends paid plus the administrative services fee in 2002 and 2001 was $1,794,700 and $1,658,773, respectively. Investment and other expenses were further increased by higher advertising costs for the year ended December 31, 2002, as compared to the year ended December 31, 2001. Advertising expense for the year ended December 31, 2002 was $361,739 as compared to $93,422 for the year ended December 31, 2001. The increase in advertising expense in 2002 was due to SBM's advertising campaign associated with its retail sales division.

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

      Realized investment gains were $472,721 and $68,697 for 2002 and 2001, respectively. The increase in realized investment gains was due to the sale of certain available-for-sale securities, which had significant increases in their market value over their amortized cost. Realized investment gains and losses are primarily interest-rate related and attributable to our asset/liability management strategies. We invest in a mixture of investments ranging from fixed maturity securities, equity securities, mortgage notes, real estate, and real estate tax lien certificates. The objective of each investment is to provide reasonable returns while limiting liquidity and credit risks.

      In the event that SBM experiences higher than historical levels of certificate surrenders, SBM might need to liquidate investments other than in accordance with its normal asset/liability management strategy and, as a result, SBM could experience substantial realized investment losses.

      For the year ended December 31, 2002 and 2001, reserve for losses - shareholder receivable was $405,963 and $469,982, respectively. See "Item 1.
Business: Significant Events" and Note 14 of the Notes to Consolidating Financial Statements for further descriptions of this item.

Asset Portfolio Review

      We invest our assets in accordance with the provisions of the 1940 Act, which permits the investment of reserves only in cash or "qualified investments." Qualified investments are investments of a kind which life insurance companies may hold under the Insurance Code of the District of Columbia as amended in 2003, and other such assets as the SEC may permit under the 1940 Act. Our investment policy is to invest reserves in a variety of investments that diversify risk, provide a reasonable return on investment and allow for liquidity consistent with our cash requirements. We have various investment types as of December 31, 2003, which include fixed maturity securities, equity securities, mortgage notes, real estate, real estate partnerships, a residual mortgage certificate and real estate tax lien certificates. We monitor our short-term liquidity needs to ensure that cash flow from investments allows for the payment of all of our obligations due, including expected cash outflow to certificate holders, with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. In addition, the investment strategy also is designed to provide protection of the investment portfolio from adverse changes in interest rates.

      Our investments in available-for-sale securities totaled $6,900,227 at December 31, 2003, 20.51% of the investment portfolio (28.44% at December 31,
2002). Available-for-sale securities consist of fixed maturity securities and equity securities. Fixed maturity securities consist of US Treasuries, municipal bonds, mortgage-backed securities, corporate debt and closed-end mutual funds. As of December 31, 2003, the Company held one fixed maturity security that had defaulted on interest payments. The market value of available-for-sale securities fluctuates with changing economic conditions. Fixed maturity securities are influenced greatly by market interest rates. Corporate debt market value is effected by market interest rates and is also weighed by the performance of the company that issues the debt. Upgrades or downgrades in the rating of a corporate bond will increase or decrease the market value of such investment. Our investments in equity securities are subject to market risk and fluctuations in the market value of the securities. Fluctuations in market value of equity securities affect the yield on the investment and could result in a reduction in the principal amount invested in the security. We take into account the current and expected future market environment in evaluating investment risk and investment yields.

      Based on the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we classify our fixed maturity and equity securities as available-for-sale. Such securities are carried at fair value and changes in fair value, net of deferred income taxes, are charged or credited directly to shareholder's equity. During 2003, the fair value of available-for-sale securities increased by $2,252,250. Due to the Acquisition, the market value of the available for sale securities at the Acquisition date, December 5, 2003, is now the cost basis of the securities. Any changes in market value subsequent to the Acquisition date are adjusted to the carrying value of the security with a corresponding charge to unrealized gains (losses). Unrealized gain (loss), net of tax at December 31, 2003 and 2002 was $194,902 and ($2,055,348), respectively. Volatility in reported shareholder's equity occurs as a result of the application of SFAS No. 115, which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values. As a result, adjusting the shareholder's equity for changes in the fair value of our available-for-sale securities without reflecting offsetting changes in the value of our liabilities or other assets creates volatility in reported shareholder's equity but does not reflect the underlying economics of the Company's business.

      Our investments in residential and commercial real estate mortgage notes receivable totaled $15,991,009 at December 31, 2003, 47.54% of the investment portfolio (40.73% at December 31, 2002). These real estate mortgage notes accrue interest at rates ranging from 4.125% to 14.5% per annum and are secured by the underlying real property. Our intention is to sell the mortgage notes held for sale to a buyer under certain favorable market conditions. See Note 6 to the Notes to Consolidating Financial Statements.

      We hold investments in certain real estate partnerships with a carrying value of $9,736,335 as of December 31, 2003. These partnerships directly acquire or develop residential and commercial real estate and as of December 31, 2003 we are obligated for future funding commitments to the partnerships of $4,902,802. As of December 31, 2003, we have invested

$4,820,000 of our portfolio funds into the partnerships, 14.33% of the investment portfolio. See Note 13 to the Notes to the Consolidating Financial Statements.

      Our investment in real estate tax lien certificates are comprised of delinquent real estate tax bills purchased from municipalities at a premium. They accrue interest at the rate of 20% per annum on the outstanding principal and are secured by a first lien on the property on which the tax is owed. In all cases, the certificates are significantly over-collateralized by the underlying property. As of December 31, 2003, the real estate tax lien certificates had a balance of $460,252, 1.37% of the investment portfolio (5.05% at December 31, 2002). See Note 9 to the Notes to Consolidating Financial Statements.

      We hold an investment in a residual mortgage certificate with a principal balance of $2,685,180 as of December 31, 2003, 7.98% of the investment portfolio (12.50% at December 31, 2002). The investment was purchased in 2002 and represents an ownership interest in a trust (the "Trust") that owns a securitized pool of mortgage loans. The residual interest we own is a subordinate interest in the Trust. The individual mortgage notes held in the Trust generate income to the Trust, which then pays certain operating costs of the Trust and pays the owners with a guaranteed interest in the Trust. Any excess income generated after these payments is then paid to us. We will only receive payments if there is cash generated by the Trust in excess of operating costs and payments to guaranteed interest holders. The weighted average coupon rate of the underlying pool of mortgages is approximately 10.50% and the weighted average pass-through rate paid to guaranteed interest holders is 4.70%, the difference being the excess income generated by the Trust to pay operating expenses, cover reserve losses and then make payments to us. See Note 10 to the Notes to Consolidating Financial Statements.

      We also own two parcels of real estate totaling $2,285,509 as of December 31, 2003, 6.80% of the investment portfolio (8.19% at December 31, 2002). These properties were acquired through foreclosure of delinquent mortgage notes held by us and are currently held for sale. See Note 11 to the Notes to Consolidating Financial Statements. One of the properties was determined to have a decrease in fair value of $475,000 as of the Acquisition date and the carrying value was therefore adjusted. The fair value was based on a contract with a third party to purchase the property.

Liquidity and Financial Resources

      As of December 31, 2003, we had $542,410 of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with the 1940 Act.

      The primary liquidity requirement of SBM relates to its payment of certificate maturities and surrenders and payment of its legal costs and administrative services fee. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments. SBM has $12.4 million of certificate obligations coming due in 2004. In 2003, SBM experienced an 84% renewal rate; therefore, management expects principal and interest payments to certificate holders to be approximately $1.9 million in

2004. In connection with the Acquisition, SBM Financial issued debt instruments totaling $1,616,772 with interest payable semi-annually at a rate of 1.5% per annum. Cash flows generated from the Company may be used to service the debt payments in 2004 and in subsequent years. Principal and interest payments to be made for such debt in 2004 total $185,322. See Note 1 to the Notes to the Consolidating Financial Statements.

      At December 31, 2003, cash and cash equivalents totaled $1.4 million, a decrease of $0.8 million from December 31, 2002. We aim to manage our cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, we may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

      Cash flows of $5.8 million, ($6.1) million and ($1.2) million were generated from (used in) operating activities in 2003, 2002, and 2001, respectively. These cash flows resulted principally from investment income, less management fees, changes in mortgage notes held for sale, and commissions paid. Proceeds from investing activities generated $16.0 million, $8.9 million, and $9.7 million in cash flows during 2003, 2002, and 2001, respectively, which were offset by purchases of investments of $20.6 million, $16.6 million, and $7.9 million, respectively.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our investments are represented by a mixture of available-for-sale securities (comprised of government and corporate bonds, mortgage-backed securities, closed-end mutual funds and equity securities), mortgage notes, real estate, real estate partnerships and real estate tax lien certificates. Managing interest rates between those earned on our investments and those paid under the face-amount certificates is fundamental to our investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

      Presently, we have a portion of our portfolio invested in real estate and real estate loans, which includes $16.0 million of mortgage notes held for sale and $2.3 million of real estate owned. Defaults by the borrower on payments due and fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, we mitigate the risk associated with the mortgage notes by investing only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no higher than 80% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

      As of December 31, 2003 we also have investments in real estate partnerships with a carrying value of $9,736,335 and future funding commitments of $4,902,802, which are reflected as subscription and notes payable in the financial statements. These partnerships were formed for the purpose of acquiring and developing residential and commercial real estate. Acquiring or developing commercial and residential real estate has risk related to the construction and the leasing and rental market for the respective properties, since leasing and rental revenue is the source of cash flows for the properties. A strong leasing and rental market could have a positive impact on projected performance, while a weaker leasing and rental market could have a negative impact on future projected cash flows from the investment. The partnership guidelines have certain requirements on the type and quality of the real estate to be acquired or developed. By investing in markets with low leasing vacancy rates, high quality real estate and partnering with other groups with extensive building management experience, we are able to moderate the risk for such investments in relation to the expected return.

      We also invest in real estate tax lien certificates, which have a balance of $460,252 at December 31, 2003. The greatest risk associated with this investment is the time and costs of the foreclosure process when amounts remain unpaid beyond the Company's aging policy. The risk is mitigated by our first priority lien on the property on which the tax is owed, and our general policy of securing these investments, in most circumstances, only with properties in which the amount paid by us to acquire the certificates is less than 10% of the market value of the property that secures the investment.

      Our ownership of the residual mortgage certificate was $2.7 million at December 31, 2003 and represents a subordinate ownership interest in the Trust. We assume the risk of default on the mortgages held within the Trust. Defaults of principal and interest by borrowers will adversely affect our return on this investment. A reserve for defaults was calculated into the original purchase price to account for the risk of loss on the investment. In addition, risk of loss is lessened by the weighted average loan to value ratio on the underlying mortgage notes as compared to the real estate securing the note being approximately 60%.

      We regularly analyze interest rate sensitivity and the potential impact of interest rate fluctuations based on a range of different interest rate models. These provide "benchmarks" for assessing the impact on our earnings if rates moved higher or lower than the expected targets set in our investment guidelines. We will continue to formulate strategies directed at protecting earnings for the potential negative effects of changes in interest rates.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

      There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each of the directors named below became a director of the Company in May 2000, upon the organization of the Company, except that Eric M. Westbury became a director and Chairman of the Board on January 28, 2004.

                                        Positions with
Name and Age                              the Company                 Principal Occupations During the Past Five Years
-------------------------------    --------------------------      --------------------------------------------------------

Eric M. Westbury (40)*.........    Chairman of the Board and       Chairman of the Board of Directors of the Company (since
                                   President, Chief Executive      January 28, 2004); President and Chief Executive
                                   Officer                         Officer, of the Company, (since August 2002,; President
                                                                   (since August 2000) and Executive Vice President (from
                                                                   November 1999 to August 2000) of 1st Atlantic; prior to
                                                                   that, President and Chief Operating Officer of The
                                                                   Washington Development Group (private real estate
                                                                   development and management company), from September 1997
                                                                   through November 1999. Prior to that, Vice-President,
                                                                   Market Executive (commercial and retail banking) First
                                                                   Union National Bank, Washington, DC.

Iraline G. Barnes (56).........    Director                        Director - Public Affairs Management, Duane Morris and
                                                                   Associates; Special Counsel, Roseman & Colin (since
                                                                   1999); Prior to that, Senior Judge, District of Columbia
                                                                   Superior Court; Prior to that, Vice President of
                                                                   Corporate Relations, Potomac Electric Power Co.

Kumar Barve (45)...............    Director                        Majority Leader (since January 2003) and Delegate to the
                                                                   Maryland House of Delegates (since January 1991);
                                                                   Accountant/Chief Financial Officer, Environmental
                                                                   Management Services, Inc. (Hazardous Waste Disposal and
                                                                   Environmental Consulting)

Nancy Hopkinson (62)...........    Director                        Retired (since 1996); prior to that, Teacher and School
                                                                   Administrator, Montgomery County Public Schools
                                                                   (Maryland)

Brian Murphy (60)*.............    Director                        Partner, Griffin Farmer & Murphy LLP (law firm) and
                                                                   predecessor law firms.

Marialice B. Williams(58) .....    Director                        Special Counsel to the Office of Public Charter School
                                                                   Financing and Support; President, Risk Mitigation
                                                                   Strategists, LLC; serving as consultant to develop
                                                                   financial structuring for affordable supportive housing
                                                                   transactions for the DC Department of Mental Health.

Trey Stafford (30) ............    Chief Financial and             Chief Financial Officer (since July 2001) of the
                                   Accounting Officer              Company; Vice President of Finance and Accounting, SBM
                                                                   Financial (since July 2001); Secretary of Board of
                                                                   Directors, ACFC (since December 2001); Audit
                                                                   Manager/Senior, Reznick Fedder & Silverman, CPA's
                                                                   (September 1997-July 2001); Staff Accountant, Charles E.
                                                                   Smith Residential Realty, (September 1996-1997).

Dia H. Snowden (42) ...........    Secretary                       Vice President of SBM Financial (since January 2004);
                                                                   Secretary (since March 2002) of the Company; Client
                                                                   Services Manager of the Company, (since July 2000);
                                                                   prior to that, Corporate Administrator, The Washington
                                                                   Development Group, Inc. (1996-1999) (private real estate
                                                                   development and management company).

Board of Directors

      The Board of Directors is responsible for the overall management of the Company's business. Directors are elected annually at the Company's annual meeting of shareholders. Each Director of the Company receives a $1,250 fee for each regular or special Board meeting he or she attends. A Director who is also an officer of the Company, however, receives no additional compensation for service as a Director of the Company. Directors also are reimbursed for their expenses incurred in attending any meeting of the Board. The Board generally meets quarterly.

Audit Committee

      The members of the Audit Committee consult with the Company's independent auditors and meet as a committee at least four times annually to discuss the scope and results of the annual audit of the Company and such other matters as required by law or as the Committee members deem appropriate or desirable. Iraline G. Barnes, Kumar Barve and Marialice B.Williams are members of the Audit Committee. Members of the Audit Committee receive a fee of $750 for each meeting and also receive a fee for time incurred related to Audit Committee duties outside of scheduled meetings. Such a fee is based on a predetermined hourly rate.

Investment Committee

      The Board of Directors has recently formed an Investment Committee whose members currently also are members of the Audit Committee. The Investment Committee is responsible for ongoing oversight of the Company's investment portfolio and its investment activities and practices, consistent with the requirements of the Insurance Code of the District of Columbia as applicable to face-amount certificate companies. The Investment Committee will meet with the Company's management periodically to review the Company's investment portfolio, activities and practices, and will receive reports from management on at least a quarterly basis. At this time members of the Investment Committee receive no compensation for their services in addition to their compensation as members of the Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION

      The Company's directors and officers, other than directors who are not interested persons of the Company, serve in such capacities without compensation. See "Item 13. Certain Relationships and Related Transactions," below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Company is a wholly-owned subsidiary of SBM Financial. On December 5, 2003 Geneva acquired the majority of outstanding shares of common stock of 1st Atlantic, which, at that date, was the sole member of SBM Financial. Effective December 31, 2003, Geneva became the sole member of SBM Financial through a dividend by 1st Atlantic to Geneva of the 100% ownership interest of SBM Financial. Eric M. Westbury is the sole member of Geneva.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 5, 2003, the Acquisition by Geneva closed as described more fully in Note 1 to the Notes to the Consolidating Financial Statements. Geneva's sole member is SBM's President and Chief Executive Officer, Eric M. Westbury.

      SBM Financial provides the Company with administrative services pursuant to an Administrative Services Agreement. This agreement stipulates that SBM Financial shall provide certain administrative and support services for the Company. Services include use of SBM Financial's property and equipment, facilities and personnel needed for SBM-MD's daily operations. For providing such services, SBM Financial earns an annual fee from the Company calculated at either 1% of the Company's average certificate liability balances, or an amount not to exceed $2,500,000. The charge is determined monthly by SBM Financial and the Company's management based on the costs incurred by SBM Financial for such administrative and support services. During 2003, 2002 and 2001, a fee was charged totaling $1,029,800, $1,794,700 and $1,078,839, respectively, and payments for such fees were $1,029,800, $1,794,700 and $1,119,128, respectively.

      From time-to-time the Company makes dividend payments to SBM Financial, which, in turn, may make dividend payments to Geneva, SBM Financial's parent since December 5, 2003. There have been no dividends paid since the Acquisition by Geneva. During 2001, the Company paid $579,934 of cash dividends to SBM Financial.

      On December 12, 2003, Geneva contributed as additional paid in capital a $500,000 interest in a real estate partnership and $1,000,000 cash to the Company. In addition, on December 31, 2003, Geneva contributed as additional paid in capital a $320,000 limited partner interest in a real estate partnership.

      On December 19, 2002, the Company made a mortgage loan in the amount of $88,638, with interest at the rate of 12.5% per annum, to James M. Barnes, husband of Iraline G. Barnes, a director of the Company. The loan, by its terms, matured on May 1, 2003, and remains outstanding. However, the Company has been advised by Mr. Barnes that he is in the process of seeking a refinancing of the mortgage note held by the Company.

      On September 30, 2001, SBM Financial contributed as additional paid in capital a mortgage note to the Company which totaled $1,136,047 at that date. On June 30, 2002 SBM Financial contributed an additional mortgage note which totaled $639,227.

      On September 30, 2001, SBM Financial through its then sole member, 1st Atlantic, contributed as additional paid in capital to the Company a beneficial interest in a property consisting of land and building held for sale which totaled $410,087 at the date of the contribution. The basis in the property at the contribution date is the original cost basis of the shareholders of 1st Atlantic at the date of the original contribution to 1st Atlantic (September 30,

1998), increased for the expenditures made by 1st Atlantic and subsequently by the Company in connection with the investment in the property held for sale. As of December 31, 2001, the carrying amount of the property was $419,923. On December 31, 2002, this property was sold (See Note 12 to the Notes to Consolidating Financial Statements).

      The Company made a mortgage loan to a partnership in which an affiliate owned a 51% interest. As of December 31, 2001, the outstanding principal balance of the mortgage note was $378,950 and accrued interest totaled $59,104. In April 2002, the outstanding principal balance of the mortgage note and accrued interest was paid in full satisfaction on the receivable in the amount of $533,120.

      Due from shareholder totaling $1,218,181 as of December 31, 2002, represents amounts paid to John J. Lawbaugh, the majority shareholder of 1st Atlantic, directly or through companies affiliated with the shareholder and other costs incurred by the Company related to those transactions. An allowance has been recorded in the full amount due from shareholder (See Notes 14 and 15 to the Notes to Consolidating Financial Statements).

      Related party receivable and related party payable represents certain advances made by the Company to affiliates and advances the Company has received from affiliates. Most advances relate to operational transactions. As of December 31, 2003 and 2002, related party receivables total $219,371 and $129,351 respectively. As of December 31, 2003 and 2002, related party payables total $49,130 and $117,925, respectively.

      A warehouse line of credit has been established between SBM and ACFC (See
Note 8 to the Notes to Consolidating Financial Statements).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The Following table shows fees that we paid (or accrued) for professional services by our independent auditors for fiscal years 2003 and 2002:

                                                         Fiscal         Fiscal
        Fee Category                                      2003           2002
-----------------------------                           ---------      ---------

Audit Fees                                              $ 149,286      $  33,942
Audit-Related Fees                                          2,825         16,947
Tax Fees                                                   17,700         17,440
All Other Fees                                              7,437             --
                                                        ---------      ---------

Total All Fees                                          $ 177,248      $  68,329
                                                        =========      =========

Audit Fees

      Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees

      Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under "Audit Fees," and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

Tax Fees

      Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include tax planning, assistance with the preparation of various tax returns, services rendered in connection with acquisitions and advice on other tax-related matters.

All Other Fees

      Consists of other fees not reported in the above categories. In fiscal 2002 and 2003, these services were in connection with the Questioned Transactions.

Policy on Audit Committee Pre-Approval of Services Performed by the Independent Auditors.

      The Audit Committee's policy is to pre-approve at the beginning of each fiscal year all audit and permissible non-audit services to be provided by the independent auditors during that fiscal year. The Audit Committee pre-approves these services by authorizing specific projects within the categories of services outlined above, subject to a budget for each category. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The independent auditor and management must report to the Audit Committee actual fees versus the budget periodically throughout the fiscal year.

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

2.    FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedules of the Company and the related Report of Independent Auditors are incorporated herein as follows:

      Report of Independent Auditors

      Schedule I        Investment in Securities of Unaffiliated Issuers -
                           December 31, 2003

      Schedule II       Investments in and Advances to Affiliates and Income Thereon -
                           December 31, 2003

      Schedule III      Mortgage loans on real estate and interest earned on Mortgages -
                           December 31, 2003

      Schedule IV       Real Estate Owned and Rental Income - December 31, 2003

      Schedule V        Qualified Assets on Deposit - December 31, 2003

      Schedule VI       Certificate Reserves-Year Ended December 31, 2003

      Schedule VII      Valuation and Qualifying Accounts-December 31, 2003

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

(4)(a)      Form of Application

(4)(b)      Form of Account Statement

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

(21)        Subsidiaries

(24) Powers of Attorney, incorporated by reference to Exhibit (24) of Form 10-K for the year ended December 31, 2001 of SBM Certificate Company (File No. 811-06268).

(31.1)      Certification of Chief Executive Officer

(31.2)      Certification of Chief Financial Officer

(32.1) Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(99.1) Escrow Agreement dated November 14, 2002, among 1st Atlantic Guaranty Corporation, John J. Lawbaugh and Baker Botts, as escrow agent, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated November 12, 2002 (File No. 811-6268).

(99.2) Order Approving Settlement Agreement Between Chapter 11 Trustee, 1st Atlantic Guaranty Corporation, Geneva Capital Partners, LLC, APT Creditors, SBM Financial, LLC, SBM Certificate Company, Atlantic Capital Funding Corporation and Escrow Agent dated December 2, 2003, incorporated by reference to Exhibit 99.1 to Company's Form 8-K dated December 2, 2003 (File No. 811-6268).

(99.3) Term Sheet Between Trustee, 1st Atlantic, Geneva, APT Creditors, SBM Financial, SBM Certificate Company, ACFC, and Escrow Agent dated November 7, 2003, incorporated by reference to Exhibit 99.2 to Company's Form 8-K dated December 2, 2003 (File No. 811-6268).

(99.4) Stock Purchase Agreement By and Between Mark D. Taylor, Bankruptcy Trustee, in his Capacity as Representative of John J. Lawbaugh Bankruptcy Estate and Geneva Capital Partners, LLC dated as of December 2, 2003, incorporated by reference to Exhibit 99.3 to Company's Form 8-K dated December 2, 2003 (File No. 811-6268).

(99.5) Settlement and Release Agreement By and Between the Trustee, APT Creditors and Geneva dated December 2, 2003, incorporated by reference to Exhibit 99.4 to Company's Form 8-K dated December 2, 2003 (File No. 811-6268).

(99.6) Secured Promissory Notes By and Between SBM Financial, LLC, formerly State Bond & Mortgage, LLC, and APT Creditors, incorporated by reference to Exhibit 99.5 to Company's Form 8-K dated December 2, 2003 (File No. 811-6268).

(99.7) Security Agreement By and Between SBM Financial, LLC (formerly State Bond & Mortgage, LLC), Escrow Agent and Noteholders pursuant to the Settlement Agreement, incorporated by reference to Exhibit 99.6 to Company's Form 8-K dated December 2, 2003 (File No. 811-6268).

(99.8) Consent to Entry of Final Judgment and Permanent Injunction Between the Securities and Exchange Commission and 1st Atlantic Guaranty Corporation dated December 2, 2003, incorporated by reference to
            Exhibit 99.7 to Company's Form 8-K dated December 2, 2003 (File No. 811-6268).

(99.9) Final Judgment as to Defendant 1st Atlantic Guaranty Corporation Entered by the United States District Court for the District of Maryland dated December 8, 2003, incorporated by reference to
            Exhibit 99.8 to Company's Form 8-K dated December 2, 2003 (File No. 811-6268).

(99.10) Letter of Preferrable Accounting Treatment from Reznick Fedder & Silverman dated January 23, 2004.

(b)   REPORTS ON FORM 8-K

      SBM filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

            Current Report on Form 8-K dated December 2, 2003 providing information under Item 1 and Item 5.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethesda, Maryland, on this 30th day of March, 2004.

                                                   SBM Certificate Company


                                                   By: /s/ Eric M. Westbury
                                                   -----------------------
                                                   Eric M. Westbury
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                                      CAPACITY                         DATE
-------------------             -------------------------------------     ---------------

/s/ Eric M. Westbury            President & Chief Executive Officer       March 30, 2004
-------------------------
Eric M. Westbury


/s/ Trey Stafford               Chief Financial and Accounting            March 30, 2004
-------------------------       Officer
Trey Stafford


/s/ Iraline G. Barnes           Director                                  March 30, 2004
-------------------------
Iraline G. Barnes


/s/ Kumar Barve                 Director                                  March 30, 2004
-------------------------
Kumar Barve


/s/ Nancy Hopkinson             Director                                  March 30, 2004
-------------------------
Nancy Hopkinson


/s/ Brain Murphy                Director                                  March 30, 2004
-------------------------
Brian Murphy


/s/ Marialice B. Williams       Director                                  March 30, 2004
-------------------------
Marialice B. Williams

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

    NOTES TO CONSOLIDATING FINANCIAL STATEMENTS                             F-12

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
SBM Certificate Company

      We have audited the accompanying consolidating balance sheets of SBM Certificate Company and Subsidiaries as of December 31, 2003 and 2002, and the related consolidating statements of operations, shareholder's equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidating financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidating financial statements based on our audits.

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

      In our opinion, the consolidating financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental financial statement schedules, when considered in relation to the basic consolidating financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Reznick, Fedder & Silverman

Bethesda, Maryland
January 23, 2004

                    SBM Certificate Company and Subsidiaries

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2003

                                                        SBM Certificate
                                                          Company and    Atlantic Capital     Eliminating
                                                             SBMS I        Funding Corp.        Entries            Totals
                                                        ---------------  ----------------    -------------     -------------
Qualified assets
  Cash and investments
    Available-for-sale securities
      (amortized cost: $6,705,325)                       $   6,900,227     $          --     $          --     $   6,900,227
    Mortgage notes held for sale                             5,653,398         2,542,405                --         8,195,803
    Mortgage notes held for investment                       7,795,206                --                --         7,795,206
    Warehouse line of credit receivable                        934,750                            (934,750)               --
    Investments in real estate partnerships                  9,736,335                --                --         9,736,335
    Real estate tax lien certificates                          460,252                --                --           460,252
    Real estate owned                                        1,784,545           500,964                --         2,285,509
    Residual mortgage certificate                            2,685,180                --                --         2,685,180
    Certificate loans                                           69,738                --                --            69,738
    Cash and cash equivalents                                1,332,442            59,673                --         1,392,115
                                                         -------------     -------------     -------------     -------------
      Total cash and investments                            37,352,073         3,103,042          (934,750)       39,520,365
                                                         -------------     -------------     -------------     -------------
    Dividends and interest receivable                          352,783            29,485                --           382,268
                                                         -------------     -------------     -------------     -------------
      Total qualified assets                                37,704,856         3,132,527          (934,750)       39,902,633

Other assets
  Related party receivable                                     236,549             5,074           (22,252)          219,371
  Fixed assets, net of accumulated depreciation
    of $330 & $748                                             187,310            43,017                --           230,327
  Investment in subsidiary                                     990,203                --          (990,203)               --
  Goodwill                                                   9,032,609                --                --         9,032,609
  Intangible asset - registration statement                    755,202                --                             755,202
  Intangible asset - client list                               893,299                --                             893,299
  Deferred acquisition costs, net                                  802                --                --               802
  Other assets                                                 124,318            13,083                --           137,401
                                                         -------------     -------------     -------------     -------------
      Total assets                                       $  49,925,148     $   3,193,701     $  (1,947,205)    $  51,171,644
                                                         =============     =============     =============     =============

Liabilities
  Statutory certificate liability                        $  32,912,452     $          --     $          --     $  32,912,452
  Additional certificate liability                           3,029,970                --                --         3,029,970
  Warehouse line of credit                                          --         2,156,750          (934,750)        1,222,000
  Subscription and note payable                              4,902,802                --                --         4,902,802
  Accounts payable and other liabilities                       607,018             7,290                --           614,308
  Related party payable                                         31,924            39,458           (22,252)           49,130
                                                         -------------     -------------     -------------     -------------
      Total liabilities                                     41,484,166         2,203,498          (957,002)       42,730,662
                                                         -------------     -------------     -------------     -------------

Shareholder's equity
  Common stock, $1 par value; 10,000,000 shares
    authorized; 250,000 shares issued and outstanding          250,000                --                --           250,000
  Common stock, $2 par value; 10,000 shares
    authorized; 10,000 shares issued and outstanding                --            20,000           (20,000)               --
  Additional paid-in capital                                 8,615,080         1,082,548        (1,082,548)        8,615,080
  Accumulated comprehensive income, net of taxes               194,902                --                --           194,902
  Accumulated deficit                                         (619,000)         (112,345)          112,345          (619,000)
                                                         -------------     -------------     -------------     -------------
      Total shareholder's equity                             8,440,982           990,203          (990,203)        8,440,982
                                                         -------------     -------------     -------------     -------------
      Total liabilities and shareholder's equity         $  49,925,148     $   3,193,701     $  (1,947,205)    $  51,171,644
                                                         =============     =============     =============     =============

          See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2002

                                                             SBM Certificate   Atlantic Capital    Eliminating
                                                                 Company        Funding Corp.        Entries            Totals
                                                             ---------------   ----------------   -------------     -------------
Qualified assets
  Cash and investments
    Available-for-sale securities
      (amortized cost: $11,245,510)                           $   9,190,162     $          --     $          --     $   9,190,162
    Mortgage notes held for sale                                  7,124,110         6,039,718                --        13,163,828
    Warehouse line of credit receivable                           3,008,900                --        (3,008,900)               --
    Real estate tax lien certificates                             1,632,437                --                --         1,632,437
    Residual mortgage certificate                                 4,038,607                --                --         4,038,607
    Real estate owned                                             2,188,092           459,003                --         2,647,095
    Escrows                                                         100,000                --                --           100,000
    Certificate loans                                                77,462                --                --            77,462
    Cash and cash equivalents                                     1,888,269           342,617                --         2,230,886
                                                              -------------     -------------     -------------     -------------
      Total cash and investments                                 29,248,039         6,841,338        (3,008,900)       33,080,477
                                                              -------------     -------------     -------------     -------------
    Dividends and interest receivables                              360,801            33,948                --           394,749
                                                              -------------     -------------     -------------     -------------
      Total qualified assets                                     29,608,840         6,875,286        (3,008,900)       33,475,226

Other assets
  Related party receivable                                          105,000            51,491           (27,140)          129,351
  Fixed assets, net of accumulated depreciation
    of $38,180 and $7,954                                           169,834            45,583                --           215,417
  Investment in subsidiary                                        1,188,857                --        (1,188,857)               --
  Goodwill                                                          591,463                --                --           591,463
  Deferred acquisition costs, net                                   581,534                --                --           581,534
  Due from shareholder                                            1,218,181                --                --         1,218,181
  Allowance - due from shareholder                               (1,218,181)               --                --        (1,218,181)
  Other assets                                                      108,923            13,146                --           122,069
                                                              -------------     -------------     -------------     -------------
      Total assets                                            $  32,354,451     $   6,985,506     $  (4,224,897)    $  35,115,060
                                                              =============     =============     =============     =============

Liabilities
  Statutory certificate liability                             $  31,418,457     $          --     $          --     $  31,418,457
  Additional certificate liability                                1,770,369                --                --         1,770,369
  Warehouse line of credit                                               --         5,551,500        (3,008,900)        2,542,600
  Deferred revenue                                                1,640,425                --                --         1,640,425
  Real estate liabilities                                           870,317                --                --           870,317
  Accounts payable and other liabilities                            208,457           127,425                --           335,882
  Related party payable                                              27,341           117,724           (27,140)          117,925
                                                              -------------     -------------     -------------     -------------
      Total liabilities                                          35,935,366         5,796,649        (3,036,040)       38,695,975
                                                              -------------     -------------     -------------     -------------

Shareholder's equity (deficit)
  Common stock, $1 par value; 10,000,000 shares
    authorized; 250,000 shares issued and outstanding               250,000                --                --           250,000
  Common stock, $2 par value; 10,000 shares
    authorized; 10,000 shares issued and outstanding                     --            20,000           (20,000)               --
  Additional paid-in capital                                      3,861,818         1,621,481        (1,621,481)        3,861,818
  Accumulated comprehensive income (loss), net of taxes          (2,055,348)               --                --        (2,055,348)
  Accumulated deficit                                            (5,637,385)         (452,624)          452,624        (5,637,385)
                                                              -------------     -------------     -------------     -------------
      Total shareholder's equity (deficit)                       (3,580,915)        1,188,857        (1,188,857)       (3,580,915)
                                                              -------------     -------------     -------------     -------------
      Total liabilities and shareholder's equity (deficit)    $  32,354,451     $   6,985,506     $  (4,224,897)    $  35,115,060
                                                              =============     =============     =============     =============

          See accompanying summary of accounting policies and notes to consolidating financial statements

                    SBM Certificate Company and Subsidiaries

                      CONSOLIDATING STATEMENT OF OPERATIONS

                          Year ended December 31, 2003

                                                        SBM Certificate
                                                          Company and    Atlantic Capital   Eliminating
                                                             SBMS I       Funding Corp.       Entries           Totals
                                                        ---------------  ----------------   ------------     ------------
Investment income
  Interest and dividend income                            $    478,171     $      2,446     $         --     $    480,617
  Other investment income                                       61,762               --               --           61,762
  Loss from investment in subsidiary                          (183,208)              --          183,208               --
  Loan fee income                                               90,173               --               --           90,173
  Mortgage interest income                                   2,008,818          293,156         (168,837)       2,133,137
                                                          ------------     ------------     ------------     ------------
      Total investment income                                2,455,716          295,602           14,371        2,765,689
                                                          ------------     ------------     ------------     ------------

Investment and other expenses
  Administrative services fee                                1,029,800               --               --        1,029,800
  Legal and accounting fees                                    553,747               --               --          553,747
  Deferred acquisition cost amortization and
    renewal commissions                                        166,640               --               --          166,640
  Depreciation expense                                          14,344           13,586               --           27,930
  Other expenses                                               378,450               --               --          378,450
                                                          ------------     ------------     ------------     ------------
      Total investment and other expenses                    2,142,981           13,586               --        2,156,567
                                                          ------------     ------------     ------------     ------------
Interest credited on certificate liability                   2,424,461               --               --        2,424,461
                                                          ------------     ------------     ------------     ------------
      Net investment income (loss) before income taxes
        and realized investment gains                       (2,111,726)         282,016           14,371       (1,815,339)
                                                          ------------     ------------     ------------     ------------
Realized investment gains                                      448,086               --               --          448,086
                                                          ------------     ------------     ------------     ------------
      Net investment income(loss) before income taxes       (1,663,640)         282,016           14,371       (1,367,253)
                                                          ------------     ------------     ------------     ------------

Other operating income
  Origination fee income                                            --          583,966               --          583,966
  Gain on sale to investor                                          --        1,657,568               --        1,657,568
  Other loan fee income                                             --          497,368               --          497,368
                                                          ------------     ------------     ------------     ------------
      Total other operating income                                  --        2,738,902               --        2,738,902
                                                          ------------     ------------     ------------     ------------

Other operating expenses
  Salaries and commissions                                          --        1,922,604               --        1,922,604
  Other expenses                                                    --          885,841               --          885,841
  Warehouse interest expense and charges                            --          380,491         (168,837)         211,654
                                                          ------------     ------------     ------------     ------------
      Total other operating expenses                                --        3,188,936         (168,837)       3,020,099
                                                          ------------     ------------     ------------     ------------
      Net other operating loss before income taxes                  --         (450,034)         168,837         (281,197)
                                                          ------------     ------------     ------------     ------------
Net investment and other operating loss
  before income taxes                                       (1,663,640)        (168,018)         183,208       (1,648,450)
Income tax expense                                                  --          (15,190)              --          (15,190)
                                                          ------------     ------------     ------------     ------------
      Net investment and other operating loss               (1,663,640)        (183,208)         183,208       (1,663,640)
                                                          ------------     ------------     ------------     ------------
Non operating expense:
  Reserve for losses - shareholder receivable                 (141,392)              --               --         (141,392)
                                                          ------------     ------------     ------------     ------------
      Net loss                                            $ (1,805,032)    $   (183,208)    $    183,208     $ (1,805,032)
                                                          ============     ============     ============     ============

          See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF OPERATIONS

                          Year ended December 31, 2002

                                                         SBM Certificate   Atlantic Capital  Eliminating
                                                             Company        Funding Corp.      Entries            Totals
                                                         ---------------   ----------------  ------------      ------------
Investment income
  Interest and dividend income                            $    594,509      $      5,760     $         --      $    600,269
  Other investment income                                       46,490            13,613               --            60,103
  Income from investment in subsidiary                         190,350                --         (190,350)               --
  Loan fee income                                              128,084                --                            128,084
  Mortgage interest income                                   1,589,811           149,457          (89,221)        1,650,047
                                                          ------------      ------------     ------------      ------------
      Total investment income                                2,549,244           168,830         (279,571)        2,438,503
                                                          ------------      ------------     ------------      ------------

Investment and other expenses
  Administrative services fee                                1,794,700                --               --         1,794,700
  Legal and accounting fees                                    371,090                --               --           371,090
  Advertising and marketing                                    361,739                --               --           361,739
  Deferred acquisition cost amortization and
    renewal commissions                                        165,522                --               --           165,522
  Depreciation expense                                          18,063             7,413               --            25,476
  Other expenses                                               231,880                --               --           231,880
                                                          ------------      ------------     ------------      ------------
      Total investment and other expenses                    2,942,994             7,413               --         2,950,407
                                                          ------------      ------------     ------------      ------------
Interest credited on certificate liability                   1,349,324                --               --         1,349,324
                                                          ------------      ------------     ------------      ------------
      Net investment income (loss) before income taxes
        and realized investment gains (losses)              (1,743,074)          161,417         (279,571)       (1,861,228)
                                                          ------------      ------------     ------------      ------------
Realized investment gains                                      472,721                --               --           472,721
Income tax expense on realized investment gains                     --                --               --                --
                                                          ------------      ------------     ------------      ------------
      Net investment income(loss) before income taxes       (1,270,353)          161,417         (279,571)       (1,388,507)
                                                          ------------      ------------     ------------      ------------

Other operating income
  Origination fee income                                            --           435,561               --           435,561
  Gain on sale to investor                                          --         1,467,825               --         1,467,825
  Other loan fee income                                             --           358,415               --           358,415
                                                          ------------      ------------     ------------      ------------
      Total other operating income                                  --         2,261,801               --         2,261,801
                                                          ------------      ------------     ------------      ------------

Other operating expenses
  Salaries and commissions                                          --         1,620,017               --         1,620,017
  Other expenses                                                    --           507,460               --           507,460
  Warehouse interest expense and charges, net                       --           105,391          (89,221)           16,170
                                                          ------------      ------------     ------------      ------------
      Total other operating expenses                                --         2,232,868          (89,221)        2,143,647
                                                          ------------      ------------     ------------      ------------
      Net other operating income before income taxes                --            28,933           89,221           118,154
                                                          ------------      ------------     ------------      ------------
Net investment and other operating income
  (loss) before income taxes                                (1,270,353)          190,350         (190,350)       (1,270,353)
Income tax expense                                                  --                --               --                --
                                                          ------------      ------------     ------------      ------------
      Net investment and other operating income (loss)      (1,270,353)          190,350         (190,350)       (1,270,353)
                                                          ------------      ------------     ------------      ------------
Non operating expense:
  Reserve for losses - shareholder receivable                 (405,963)               --               --          (405,963)
                                                          ------------      ------------     ------------      ------------
      Net income (loss)                                   $ (1,676,316)     $    190,350     $   (190,350)     $ (1,676,316)
                                                          ============      ============     ============      ============

          See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF OPERATIONS

                          Year ended December 31, 2001

                                                               SBM Certificate  Atlantic Capital    Eliminating
                                                                   Company        Funding Corp.       Entries           Totals
                                                               ---------------  ----------------    ------------     ------------
Investment income
  Interest and dividend income                                  $    910,395      $     39,653      $         --     $    950,048
  Other investment income                                             10,060                --                --           10,060
  Loss from investment in subsidiary                                 (21,475)               --            21,475               --
  Mortgage interest income                                           647,200             7,820                --          655,020
                                                                ------------      ------------      ------------     ------------
      Total investment income                                      1,546,180            47,473            21,475        1,615,128
                                                                ------------      ------------      ------------     ------------

Investment and other expenses
  Administrative services fee                                      1,078,839                --                --        1,078,839
  Deferred acquisition cost amortization and
    renewal commissions                                              125,422                --                --          125,422
  Amortization of goodwill                                            43,543                --                --           43,543
  Depreciation expense                                                20,117               541                --           20,658
  Other expenses                                                     704,864                --                --          704,864
                                                                ------------      ------------      ------------     ------------
      Total investment and other expenses                          1,972,785               541                --        1,973,326
                                                                ------------      ------------      ------------     ------------
Interest credited on certificate liability                         1,172,552                --                --        1,172,552
                                                                ------------      ------------      ------------     ------------
      Net investment income (loss) before income taxes
        and realized investment gains (losses)                    (1,599,157)           46,932            21,475       (1,530,750)
                                                                ------------      ------------      ------------     ------------
Realized investment gains                                             68,697                --                --           68,697
Income tax expense on realized investment gains                           --                --                --               --
                                                                ------------      ------------      ------------     ------------
      Net investment income(loss) before income taxes             (1,530,460)           46,932            21,475       (1,462,053)
                                                                ------------      ------------      ------------     ------------

Other operating income
  Origination fee income                                              30,366           421,449                --          451,815
  Gain on sale to investor                                                --           378,034                --          378,034
  Other loan fee income                                                   --            67,418                --           67,418
                                                                ------------      ------------      ------------     ------------
      Total other operating income                                    30,366           866,901                --          897,267
                                                                ------------      ------------      ------------     ------------

Other operating expenses
  Salaries and commissions                                                --           651,311                --          651,311
  Other expenses                                                          --           283,997                --          283,997
                                                                ------------      ------------      ------------     ------------
      Total other operating expenses                                      --           935,308                --          935,308
                                                                ------------      ------------      ------------     ------------
      Net other operating income (loss) before income taxes           30,366           (68,407)               --          (38,041)
                                                                ------------      ------------      ------------     ------------
Net investment and other operating loss before income taxes       (1,500,094)          (21,475)           21,475       (1,500,094)
Deferred income tax benefit                                          288,264                --                --          288,264
                                                                ------------      ------------      ------------     ------------
      Net investment and other operating loss                     (1,211,830)          (21,475)           21,475       (1,211,830)
                                                                ------------      ------------      ------------     ------------
Non operating expense:
  Reserve for losses - shareholder receivable                       (469,982)               --                --         (469,982)
                                                                ------------      ------------      ------------     ------------
      Net loss                                                  $ (1,681,812)     $    (21,475)     $     21,475     $ (1,681,812)
                                                                ============      ============      ============     ============

          See accompanying summary of accounting policies and notes to consolidating financial statements

                    SBM Certificate Company and Subsidiaries

                CONSOLIDATING STATEMENTS OF SHAREHOLDER'S EQUITY

                  Years ended December 31, 2003, 2002 and 2001

                                                                      SBM CERTIFICATE COMPANY and SBMS I
                                                ---------------------------------------------------------------------------------
                                                                                        Accumulated
                                                  Common                    Additional   Other Com-                    Total
                                                  Stock                      Paid-in     prehensive    Accumulated  Shareholder's
                                                  Shares        Amount       Capital    Income (Loss)    Deficit       Equity
                                                ----------   -----------   -----------  -------------  -----------  -------------

Balance at December 31, 2000                       250,000   $   250,000   $ 1,676,457   $   212,791   $(1,699,323)  $   439,925

Additional paid-in capital-noncash                      --            --     1,546,134            --            --     1,546,134

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax          --            --            --         4,657            --         4,657

Net loss                                                --            --            --            --    (1,681,812)   (1,681,812)
                                                                                                                     -----------

Comprehensive loss                                                                                                    (1,677,155)

Dividends paid, net                                     --            --            --            --      (579,934)     (579,934)
                                                ----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2001                       250,000       250,000     3,222,591       217,448    (3,961,069)     (271,030)

Additional paid-in capital-noncash                      --            --       639,227            --            --       639,227

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax          --            --            --    (2,272,796)           --    (2,272,796)

Net loss                                                --            --            --            --    (1,676,316)   (1,676,316)
                                                                                                                     -----------

  Comprehensive loss                                                                                                  (3,949,112)

Dividends paid                                          --            --            --            --            --            --
                                                ----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2002                       250,000       250,000     3,861,818    (2,055,348)   (5,637,385)   (3,580,915)

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax          --            --            --     1,809,009            --     1,809,009

Net loss                                                --            --            --            --    (1,186,032)   (1,186,032)
                                                                                                                     -----------

  Comprehensive income                                                                                                   622,977

Contributions (Dividends)                               --            --            --            --            --            --

Sale of SBM stock
  (December 5, 2003)                              (250,000)     (250,000)   (3,861,818)      246,339     6,823,417     2,957,938
                                                ----------   -----------   -----------   -----------   -----------   -----------

Balance at December 5, 2003                             --            --            --            --            --            --

Issuance of common stock                           250,000       250,000            --            --            --       250,000

Assets in excess of liabilities at
  acquisition                                           --            --            --            --            --            --

Allocation of purchase price to
  reporting unit                                        --            --     6,795,080            --            --     6,795,080

Additional paid-in-capital                              --            --     1,000,000            --            --     1,000,000

Additional paid-in-capital - noncash                    --            --       820,000            --            --       820,000

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax          --            --            --       194,902            --       194,902

Net loss                                                --            --            --            --      (619,000)     (619,000)
                                                ----------   -----------   -----------   -----------   -----------   -----------

  Comprehensive loss                                                                                                    (424,098)
                                                                                                                     -----------

Balance at December 31, 2003                       250,000   $   250,000   $ 8,615,080   $   194,902   $  (619,000)  $ 8,440,982
                                                ==========   ===========   ===========   ===========   ===========   ===========

                                                                         ATLANTIC CAPITAL FUNDING CORPORATION
                                               -------------------------------------------------------------------------------------
                                                                                                                          Total
                                                Common             Additional                  Total                   Consolidating
                                                Stock               Paid-in    Accumulated Shareholder's  Eliminating  Shareholder's
                                                Shares   Amount     Capital      Deficit      Equity        Entries       Equity
                                               -------  --------  -----------  ----------- -------------  -----------  -------------

Balance at December 31, 2000                    10,000  $ 20,000  $ 1,553,957   $    (999)  $ 1,572,958   $(1,572,958)  $   439,925

Additional paid-in capital-noncash                  --        --       67,524          --        67,524       (67,524)    1,546,134

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax      --        --           --          --            --            --         4,657

Net loss                                            --        --           --     (21,475)      (21,475)       21,475    (1,681,812)
                                                                                                                        -----------

Comprehensive loss                                                                                                       (1,677,155)

Dividends paid, net                                 --        --           --          --            --            --      (579,934)
                                               -------  --------  -----------   ---------   -----------   -----------   -----------

Balance at December 31, 2001                    10,000    20,000    1,621,481     (22,474)    1,619,007    (1,619,007)     (271,030)

Additional paid-in capital-noncash                  --        --           --          --            --            --       639,227

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax      --        --           --          --            --            --    (2,272,796)

Net loss                                            --        --           --     190,350       190,350      (190,350)   (1,676,316)
                                                                                                                        -----------

  Comprehensive loss                                                                                                     (3,949,112)

Dividends paid                                      --        --           --    (620,500)     (620,500)      620,500            --
                                               -------  --------  -----------   ---------   -----------   -----------   -----------

Balance at December 31, 2002                    10,000    20,000    1,621,481    (452,624)    1,188,857    (1,188,857)   (3,580,915)

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax      --        --           --          --            --            --     1,809,009

Net loss                                            --        --           --     (70,863)      (70,863)       70,863    (1,186,032)
                                                                                                                        -----------

  Comprehensive income                                                                                                      622,977

Contributions (Dividends)                           --        --       97,000    (198,849)     (101,849)      101,849            --

Sale of SBM stock
  (December 5, 2003)                           (10,000)  (20,000)  (1,718,481)    722,336    (1,016,145)    1,016,145     2,957,938
                                               -------  --------  -----------   ---------   -----------   -----------   -----------

Balance at December 5, 2003                         --        --           --          --            --            --            --

Issuance of common stock                        10,000    20,000           --          --        20,000       (20,000)      250,000

Assets in excess of liabilities at
  acquisition                                       --        --      983,548          --       983,548      (983,548)           --

Allocation of purchase price to
  reporting unit                                    --        --           --          --            --            --     6,795,080

Additional paid-in-capital                          --        --       99,000          --        99,000       (99,000)    1,000,000

Additional paid-in-capital - noncash                --        --           --          --            --            --       820,000

Changes in net unrealized gains (losses)
  on available-for-sale securities, net of tax      --        --           --          --            --            --       194,902

Net loss                                            --        --           --    (112,345)     (112,345)      112,345      (619,000)
                                               -------  --------  -----------   ---------   -----------   -----------   -----------

  Comprehensive loss                                                                                                       (424,098)
                                                                                                                        -----------

Balance at December 31, 2003                    10,000  $ 20,000  $ 1,082,548   $(112,345)  $   990,203   $  (990,203)  $ 8,440,982
                                               =======  ========  ===========   =========   ===========   ===========   ===========

          See accompanying summary of accounting policies and notes to consolidating financial statements

                    SBM Certificate Company and Subsidiaries

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2003

                                                                            SBM
                                                                        Certificate
                                                                        Company and   Atlantic Capital  Eliminating
                                                                           SBMS I      Funding Corp.      Entries         Totals
                                                                        ------------  ----------------  ------------   ------------
Cash flows from operating activities
  Net income (loss)                                                     $ (1,805,032)   $   (183,208)   $    183,208   $ (1,805,032)
  Adjustments to reconcile net loss to net
  cash provided by operating activities
    Loss from investment in subsidiary                                       183,208              --        (183,208)            --
    Interest credited on certificate liability                             2,424,461              --              --      2,424,461
    Reserve for losses-shareholder receivable                                141,392              --              --        141,392
    Realized investment gains                                               (448,086)             --              --       (448,086)
    Deferral of revenue                                                      589,681              --              --        589,681
    Amortization of deferred acquisition costs and renewal commissions       166,640              --              --        166,640
    Depreciation                                                              14,344          13,586              --         27,930
    Decrease in mortgage notes held for sale                                      --       3,399,935              --      3,399,935
    Decrease in dividends and interest receivable                              8,018           4,463              --         12,481
    Decrease in shareholder receivable                                     1,218,181              --              --      1,218,181
    Changes in other assets and liabilities                                  244,587        (165,999)             --         78,588
                                                                        ------------    ------------    ------------   ------------
      Net cash provided by operating activities                            2,737,394       3,068,777              --      5,806,171
                                                                        ------------    ------------    ------------   ------------

Cash flows from investing activities
  Purchases of available-for-sale securities                              (2,193,422)             --              --     (2,193,422)
  Sales and redemptions of available-for-sale securities                   6,237,633              --              --      6,237,633
  Warehouse line of credit fundings and repayments, net                    2,074,150              --      (2,074,150)            --
  Purchase of mortgage notes receivable                                  (13,276,411)             --              --    (13,276,411)
  Principal payments received on mortgage notes receivable                 7,089,862          98,859              --      7,188,721
  Cash invested in real estate and real estate partnership interests      (4,071,453)        (41,961)             --     (4,113,414)
  Principal payments received on residual mortgage certificate             1,353,427              --              --      1,353,427
  Closing costs and real estate liabilities paid on sale of real estate     (979,065)             --              --       (979,065)
  Proceeds from of real estate tax lien certificates                       1,172,185              --              --      1,172,185
  Dividends from subsidiary                                                  198,849              --        (198,849)            --
  Contributions to subsidiary                                               (196,000)             --         196,000             --
  Purchase of fixed assets                                                   (31,820)        (11,020)             --        (42,840)
  Repayment of certificate loans, net                                          7,724              --              --          7,724
                                                                        ------------    ------------    ------------   ------------
      Net cash provided by (used in) investing activities                 (2,614,341)         45,878      (2,076,999)    (4,645,462)
                                                                        ------------    ------------    ------------   ------------

Cash flows from financing activities
  Amounts paid to face-amount certificate holders                         (1,678,880)             --              --     (1,678,880)
  Capital contributed to company                                           1,000,000         196,000        (196,000)     1,000,000
  Warehouse line of credit borrowings, net                                        --      (3,394,750)      2,074,150     (1,320,600)
  Dividends paid                                                                  --        (198,849)        198,849             --
                                                                        ------------    ------------    ------------   ------------
      Net cash used in financing activities                                 (678,880)     (3,397,599)      2,076,999     (1,999,480)
                                                                        ------------    ------------    ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (555,827)       (282,944)             --       (838,771)

Cash and cash equivalents, beginning                                       1,888,269         342,617              --      2,230,886
                                                                        ------------    ------------    ------------   ------------
Cash and cash equivalents, end                                          $  1,332,442    $     59,673    $         --   $  1,392,115
                                                                        ============    ============    ============   ============
Cash paid for interest                                                  $         --    $    174,449    $         --        174,449
                                                                        ============    ============    ============   ============

Supplemental disclosure of significant noncash investing and financing activities:

    Contribution of assets from SBM Financial                           $    820,000    $         --    $         --   $    820,000
                                                                        ============    ============    ============   ============

          See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2002

                                                                           SBM
                                                                       Certificate   Atlantic Capital  Eliminating
                                                                         Company       Funding Corp.     Entries          Totals
                                                                       ------------  ----------------  ------------    ------------
Cash flows from operating activities
  Net income (loss)                                                    $ (1,676,316)   $    190,350    $   (190,350)   $ (1,676,316)
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities
    Income from investment in subsidiary                                   (190,350)             --         190,350              --
    Interest credited on certificate liability                            1,349,324              --              --       1,349,324
    Reserve for losses-shareholder receivable                               405,963              --              --         405,963
    Realized investment gains                                              (472,721)             --              --        (472,721)
    Deferral of revenue                                                     698,073              --              --         698,073
    Deferral of acquisition costs                                          (326,963)             --              --        (326,963)
    Amortization of deferred acquisition costs and renewal commissions      165,522              --              --         165,522
    Depreciation                                                             18,063           7,413              --          25,476
    Increase in mortgage notes held for sale                                     --      (5,569,296)             --      (5,569,296)
    (Increase)Decrease in dividends and interest receivable                   8,245         (30,100)             --         (21,855)
    Increase in shareholder receivable                                     (405,963)             --              --        (405,963)
    Changes in other assets and liabilities                                (300,150)        (14,012)             --        (314,162)
                                                                       ------------    ------------    ------------    ------------

      Net cash provided by (used in) operating activities                  (727,273)     (5,415,645)             --      (6,142,918)
                                                                       ------------    ------------    ------------    ------------

Cash flows from investing activities
  Purchases of available-for-sale securities                             (8,895,620)             --              --      (8,895,620)
  Sales and redemptions of available-for-sale securities                  4,679,696              --              --       4,679,696
  Warehouse line of credit fundings and repayments, net                  (3,008,900)             --       3,008,900              --
  Purchase of mortgage notes receivable                                    (942,340)             --              --        (942,340)
  Principal payments received on mortgage notes receivable                1,467,840              --              --       1,467,840
  Purchase of residual mortgage certificate                              (4,500,000)             --              --      (4,500,000)
  Principal payments received on residual mortgage certificate              461,393              --              --         461,393
  Purchase of real estate tax lien certificates                          (2,245,527)             --              --      (2,245,527)
  Proceeds from of real estate tax lien certificates                      2,264,828              --              --       2,264,828
  Dividends from subsidiary                                                 620,500              --        (620,500)             --
  Purchase of fixed assets                                                   (2,109)        (34,178)             --         (36,287)
  Repayment of certificate loans, net                                        20,675              --              --          20,675
                                                                       ------------    ------------    ------------    ------------
      Net cash provided by (used in) investing activities               (10,079,564)        (34,178)      2,388,400      (7,725,342)
                                                                       ------------    ------------    ------------    ------------

Cash flows from financing activities
  Amounts received from face-amount certificate holders                   9,878,885              --              --       9,878,885
  Amounts paid to face-amount certificate holders                        (1,860,433)             --              --      (1,860,433)
  Warehouse line of credit borrowings, net                                       --       5,551,500      (3,008,900)      2,542,600
  Dividends paid                                                                 --        (620,500)        620,500              --
                                                                       ------------    ------------    ------------    ------------
      Net cash provided by (used in) financing activities                 8,018,452       4,931,000      (2,388,400)     10,561,052
                                                                       ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,788,385)       (518,823)             --      (3,307,208)

Cash and cash equivalents, beginning                                      4,676,654         861,440              --       5,538,094
                                                                       ------------    ------------    ------------    ------------
Cash and cash equivalents, end                                         $  1,888,269    $    342,617    $         --    $  2,230,886
                                                                       ============    ============    ============    ============
Cash paid for interest                                                 $         --    $    195,186    $         --    $    195,186
                                                                       ============    ============    ============    ============

Supplemental disclosure of significant noncash investing
   and financing activities:
      Contribution of assets from SBM Financial                        $    639,227    $         --    $         --    $    639,227
                                                                       ============    ============    ============    ============
  Transfer of mortgage note receivable to REO                          $  2,188,092    $    352,732    $         --    $  2,540,824
                                                                       ============    ============    ============    ============
  Sale of property for mortgage note                                   $  2,232,342    $         --    $         --    $  2,232,342
                                                                       ============    ============    ============    ============

          See accompanying summary of accounting policies and notes to consolidating financial statements

                     SBM Certificate Company and Subsidiary

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year ended December 31, 2001

                                                                      SBM
                                                                  Certificate   Atlantic Capital  Eliminating
                                                                    Company       Funding Corp.     Entries          Totals
                                                                  ------------  ----------------  ------------    ------------
Cash flows from operating activities
  Net loss                                                        $ (1,681,812)   $    (21,475)   $     21,475    $ (1,681,812)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
    Loss from investment in subsidiary                                  21,475              --         (21,475)             --
    Interest credited on certificate liability                       1,172,552              --              --       1,172,552
    Reserve for losses-shareholder receivable                          469,982              --              --         469,982
    Realized investment gains                                         (117,674)             --              --        (117,674)
    Deferred income tax benefit                                       (239,287)             --              --        (239,287)
    Deferral of acquisition costs                                     (465,079)             --              --        (465,079)
    Amortization of deferred acquisition costs
      and renewal commissions                                          125,422              --              --         125,422
    Other amortization and depreciation                                 63,660             541              --          64,201
    Increase in dividends and interest receivable                     (269,625)         (3,848)             --        (273,473)
    Changes in other assets and liabilities                           (246,517)         33,636              --        (212,881)
                                                                  ------------    ------------    ------------    ------------
      Net cash provided by (used in) operating activities           (1,166,903)          8,854              --      (1,158,049)
                                                                  ------------    ------------    ------------    ------------

Cash flows from investing activities
  Sales and redemptions of available-for-sale securities             6,532,248              --              --       6,532,248
  Purchase of mortgage notes held for sale                          (3,196,222)       (332,421)             --      (3,528,643)
  Investment in mortgage notes held for investment                     (15,000)             --              --         (15,000)
  Principal payments received on mortgage notes receivable           1,775,650         135,882              --       1,911,532
  Real estate lien certificates:
    Purchases                                                       (4,145,261)             --              --      (4,145,261)
    Repayments of tax lien certificates                              1,228,198              --              --       1,228,198
  Investment in subsidiary                                             (67,524)             --          67,524              --
  Purchase of fixed assets                                            (137,902)        (19,290)             --        (157,192)
  Repayment of certificate loans, net                                   11,932              --              --          11,932
                                                                  ------------    ------------    ------------    ------------
      Net cash provided by (used in) investing activities            1,986,119        (215,829)         67,524       1,837,814
                                                                  ------------    ------------    ------------    ------------

Cash flows from financing activities
  Amounts paid to face-amount certificate holders                   (4,750,988)             --              --      (4,750,988)
  Amounts received from face-amount certificate holders              6,472,858              --              --       6,472,858
  Capital contributed to company                                            --          67,524         (67,524)             --
  Net dividends paid                                                  (579,934)             --              --        (579,934)
                                                                  ------------    ------------    ------------    ------------
      Net cash provided by (used in) financing activities            1,141,936          67,524         (67,524)      1,141,936
                                                                  ------------    ------------    ------------    ------------

      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                         1,961,152        (139,451)             --       1,821,701

Cash and cash equivalents, beginning                                 2,715,502       1,000,891              --       3,716,393
                                                                  ------------    ------------    ------------    ------------
Cash and cash equivalents, end                                    $  4,676,654    $    861,440    $         --    $  5,538,094
                                                                  ============    ============    ============    ============

Supplemental disclosure of significant noncash investing
  and financing activities:
    Contribution of assets from SBM Financial                     $  1,546,134    $         --    $         --    $  1,546,134
                                                                  ============    ============    ============    ============

          See accompanying summary of accounting policies and notes to consolidating financial statements

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 1 - ORGANIZATION AND BUSINESS

      Organization and Acquisitions

      SBM Certificate Company and Subsidiaries (the "Company") consists of SBM Certificate Company, a Maryland Corporation ("SBM"), Atlantic Capital Funding Corporation, a Maryland Corporation ("ACFC"), and SBM Securities I, LLC, a Delaware limited liability company ("SBMS I"). SBM was formed on May 24, 2000 under the laws of the State of Maryland. SBM is a wholly-owned subsidiary of SBM Financial, LLC ("SBM Financial"), formerly known as State Bond and Mortgage Company, LLC ("State Bond"). Effective December 31, 2003, Geneva Capital Partners, LLC, a Delaware limited liability company ("Geneva"), became the sole member of SBM Financial through a dividend to Geneva of the 100% ownership interest of SBM Financial by 1st Atlantic Guaranty Corporation ("1st Atlantic"). 1st Atlantic was previously the sole member of SBM Financial and its subsidiaries.

      SBM is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the "1940 Act"). ACFC and SBMS I are both wholly owned subsidiaries of SBM. ACFC was formed on March 27, 1997 under the laws of the state of Maryland and SBMS I was formed on July 1, 2003 under the laws of the state of Delaware.

      On May 29, 2003, John Lawbaugh, 1st Atlantic's majority shareholder at the time, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland ("Bankruptcy Court").

      On November 7, 2003, 1st Atlantic, Geneva and the Chapter 11 Bankruptcy Trustee (the "Trustee"), as representative of the bankruptcy estate of John J. Lawbaugh (the "Estate"), agreed to a settlement proposal for the sale of John J. Lawbaugh's 7,500,000 shares of 1st Atlantic common stock (the "Shares") to Geneva. An emergency motion was filed in Bankruptcy Court on November 10, 2003 for the approval of the sale of the Shares to Geneva under such proposal. On December 2, 2003, the Bankruptcy Court granted the motion approving the settlement proposal for the sale of the Shares free and clear of all liens and ordered the sale of the Shares to take place immediately. On December 5, 2003, the sale of the Shares closed pursuant to the terms of the Stock Purchase Agreement by and between the Trustee and Geneva dated December 2, 2003 (the "Sale Agreement") (the "Acquisition"). The Trustee sold the Shares to Geneva for $2,532,981, which was distributed to 1st Atlantic and the Company in the amounts of $1,175,955 and $1,357,026, respectively, to repay the amounts due from Mr. Lawbaugh to 1st Atlantic and SBM (See Note 13). In addition, Geneva contributed $3,200,000 as additional paid in capital to 1st Atlantic to resolve the SEC's

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 1 - ORGANIZATION AND BUSINESS (Continued)

      Organization and Acquisitions (Continued)

      concerns regarding 1st Atlantic's compliance with the reserve requirements of Section 28 of the 1940 Act. Further, SBM Financial issued debt instruments secured by the common stock of SBM totaling $1,616,772 to certain creditors of the Estate. The debt matures ten years from the date of issuance and has principal and interest payments due semi-annually with interest accruing at the rate of 1.5% per annum. Cash flows generated from the operations of the Company may be used to pay the interest and principal of the debt as it becomes due. A total of $125,000 was also paid by Geneva to the Trustee and certain other creditors of the Estate. Immediately after closing, Geneva made an additional cash and non-cash contribution to the Company of $1,000,000 cash and a $820,000 partnership interest in two separate real estate investment funds, which was treated as additional paid in capital.

      Geneva obtained funds to acquire the Shares from the issuance of privately placed investment notes to unaffiliated investors. The investment notes provide for a fixed interest rate of 3.75%, payable quarterly, and mature in 2006, three years from the date of the issuance. The funds obtained to acquire the Shares and the additional capital contributed by Geneva after the sale of the Shares are projected to be repaid at their maturity from excess cash flows generated from the operations of the Company.

      The acquisition was accounted for using the purchase method of accounting in accordance with Statements of Financial Accounting Standards ("SFAS") 141, "Accounting for Business Combinations."

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition and the significant non-cash investing and financing activities related to the
      Acquisition:

                               At December 5, 2003

Qualified Assets                                                   $ 36,599,242
Other Assets                                                            612,440
Due From Shareholder                                                  1,357,026
Intangible Assets                                                     1,648,501
Goodwill                                                              9,032,609
                                                                   ------------
     Total Assets Acquired                                         $ 49,249,818
                                                                   ------------

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 1 - ORGANIZATION AND BUSINESS (Continued)

Organization and Acquisitions (Continued)

      Certificate Liability                                     $ 35,796,218
      Warehouse Line of Credit                                     2,068,000
      Other Liabilities                                            4,340,520
                                                                ------------
           Total Liabilities Assumed                            $ 42,204,738
                                                                ------------
           Net Assets Acquired                                  $  7,045,080
                                                                ------------

      Of the $1,648,501 of intangible assets, $755,202 was assigned to SBM's registration statement to sell face-amount certificates, which is not subject to amortization, and $893,299 was assigned to SBM's existing client list and will be amortized over the expected remaining life of the client list of 10 years.

      As a result of the Acquisition, goodwill of $9,032,609 was assigned to the Company, which is not deductible for tax purposes.

      Nature of Operations

      SBM is engaged in the business of issuing and servicing face-amount certificates. A face-amount certificate is an obligation of the issuer to pay a face, or principal amount, plus specified interest, to the holder of the certificate. Under the certificates, the face-amount may be paid at the end of a certificate's Guarantee Period or at its Maturity Date. Lesser amounts are paid at such times if all or part of an investment in the Certificate is withdrawn prior to maturity or the end of any Guarantee Period. Interest, as described above, may be paid quarterly or annually, or compounded.

      SBM offers various series of single-payment investment certificates. SBM's face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities.

      ACFC is a mortgage broker and lender that originates residential and commercial loans. SBMS I is an issuer of privately placed investment notes to accredited investors, but has not yet completed any offerings to investors.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Principles of Consolidating

      The consolidating financial statements include the accounts of SBM and its wholly-owned subsidiaries, ACFC and SBMS I. SBM and SBMS I are presented in consolidated form and ACFC is separately presented in the consolidating financial statements. All significant intercompany balances and transactions have been eliminated.

      Reclassification

      Certain balances on the December 31, 2001 Statements of Operations have been reclassified to conform to the December 31, 2003 and 2002 financial statement presentation.

      Cash and Available-for-Sale Securities

      Fixed maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholder's equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization or accretion is computed using the interest method and is included in investment income. Anticipated prepayments on mortgage-backed securities are considered in determining the effective yield on such securities. If a difference arises between anticipated and actual prepayments, the carrying value of the investment is adjusted with a corresponding charge or credit to investment income. Interest and dividends are included in investment income.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Investment in Real Estate Partnerships

      Investment in real estate partnerships consists of ownership in three partnerships that directly acquire or develop real estate. The Company is a limited partner in all three partnerships and, therefore, accounts for the investment using the equity method. Profits and losses and distributions are governed by the individual partnership agreements.

      The investment in real estate partnerships is recorded in accordance with the equity method of accounting. Under the equity method of accounting, the investment in the partnerships is carried at cost and is adjusted for the Company's share of the partnerships' results of operations, is increased by the cash contributions made and commitments to make future additional contributions and is decreased by the cash distributions received by the Company.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Investment in Real Estate Partnerships (Continued)

      The equity in the loss of each partnership allocated to the Company is not recognized to the extent that the investment balance would become negative.

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

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Residual Mortgage Certificate (Continued)

      o fourth, to reimburse holders of the subordinated certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates;

      o     fifth, to the related residual mortgage certificate.

The fair value of a residual mortgage certificate is determined by using certain assumptions regarding the underlying mortgage loans. These estimates primarily include: future rate of prepayment, credit losses, and the discount rate used to calculate present value. The value of the residual mortgage certificate represents the discounted future cash flows from such certificate based upon management's best estimate. Management monitors the performance of the loans underlying each certificate and any changes in the estimates and assumptions (and consequent changes in value of the certificate) is reflected in interest income in the quarter in which any such change in estimate is made. Although management believes that the assumptions it uses are reasonable, there can be no assurance as to accuracy of the assumptions or estimates. Interest is recognized based on an effective yield over the estimated life of the certificate. Cash in excess of the income earnings under the effective yield is either a reduction of principal or deferred and reflected as deferred revenue on the balance sheet based on management's estimates of future cash flows.

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

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Following the acquisition of SBM's predecessor by State Bond on July 19, 2000, a methodology for calculating the certificate liability was adopted and implemented, whereby the certificate liability is carried at the certificate's surrender value. Application of this method of calculating the liability resulted in a reduction of the certificate liability, net of tax, of $1,259,530 at Acquisition. This amount is reflected as an adjustment to the accumulated deficit of shareholder's equity.

Following the Acquisition by Geneva on December 5, 2003, the certificate liability is carried at the account value less an estimate for early surrender charges based on the Company's history with regard to early surrenders. These methods are in accordance with accounting principles generally accepted in the United States of America.

Subscription and Note Payable

Subscription and note payable represent contractual commitments of the Company to invest funds in real estate partnerships at a future date.

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

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Goodwill

      Goodwill for the year ended December 31, 2003 resulted from the Acquisition transaction that closed on December 5, 2003 (See Note 1). Goodwill for the year ended December 31, 2002 resulted from a previous acquisition transaction, which closed on July 19, 2000. Beginning in fiscal year 2002 with the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company adopted the provisions of SFAS No. 142 on January 1, 2002.

      Fixed Assets

      Fixed assets are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

      Revenue Recognition

      The Company recognizes interest and dividend income on investments and mortgage interest income when earned on an accrual basis. Income from investment on the residual mortgage certificate is earned on an effective yield method. Revenue earned from the origination and brokering of loans is recognized upon the sale of the loan to an investor or third party. Gains and losses from the sales of investments are recognized at the date of sale of the investment.

      Advertising Costs

      The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $0, $361,739, and $93,422, respectively.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001



NOTE 3 - AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair values of available-for-sale securities were as follows:

                                                     Gross            Gross
December 31, 2003                     Cost      Unrealized Gain  Unrealized Loss   Fair Value
                                  ------------  ---------------  ---------------  ------------

Fixed Maturities
  Corporate debt securities       $  1,173,538    $      3,000    $     13,500    $  1,163,038
  U.S. Treasury securities
    and obligations of U.S.
    government agencies                322,739              --             178         322,561
  Obligations of state and
    political subdivisions               5,000               5              --           5,005
                                  ------------    ------------    ------------    ------------
Total fixed maturities               1,501,277           3,005          13,678       1,490,604
Equity Securities                    5,204,048         205,575              --       5,409,623
                                  ------------    ------------    ------------    ------------
    Total available-for-sale
      securities                  $  6,705,325    $    208,580    $     13,678    $  6,900,227
                                  ============    ============    ============    ============

December 31, 2002
Fixed Maturities
  Corporate debt securities       $  4,063,076    $         --    $    504,361    $  3,558,715
  U.S. Treasury securities
    and obligations of U.S.
    government agencies                366,298           1,997              --         368,295
    Foreign governments                                                                     --
    Asset-backed securities                                                                 --
  Obligations of state and
    political subdivisions              70,156           5,096              --          75,252
                                  ------------    ------------    ------------    ------------
Total fixed maturities               4,499,530           7,093         504,361       4,002,262
Equity Securities                    6,745,980              --       1,558,080       5,187,900
                                  ------------    ------------    ------------    ------------
    Total available-for-sale
      securities                  $ 11,245,510    $      7,093    $  2,062,441    $  9,190,162
                                  ============    ============    ============    ============

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 3 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The amortized cost and estimated fair value of fixed maturity available-for-sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed securities provide for periodic payments throughout their life.

                               December 31, 2003              December 31, 2002
                           --------------------------    --------------------------
                                          Estimated                     Estimated
                              Cost        fair value        Cost        fair value
                           -----------    -----------    -----------    -----------
FIXED MATURITIES
  Due in one year
    or less                $   547,976    $   547,981    $   780,640    $   749,768
  Due after one year
    through five years          55,078         55,078      1,291,607      1,382,023
  Due after five years
    through ten years              321            299         51,360         56,735
  Due after ten years          897,902        887,246      2,375,923      1,813,736
                           -----------    -----------    -----------    -----------
Total fixed maturities     $ 1,501,277    $ 1,490,604    $ 4,499,530    $ 4,002,262
                           ===========    ===========    ===========    ===========

      Gains of $71,757, $389,709, and $64,966 were realized on sales of fixed maturities classified as available-for-sale for the years ended December 31, 2003, 2002, and 2001, respectively.

      Gains (losses) of ($431,700), $83,012, and $3,731 were recognized on equity securities sold during 2003, 2002 and 2001, respectively.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 4 - COMPREHENSIVE INCOME

      Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including net income and the change in unrealized gains or losses on the Company's available-for-sale securities.

      The following table reconciles, for available-for-sale securities, the net unrealized gain (loss) arising during the period and the change in net unrealized gains (losses) as reported on the accompanying consolidating statements of shareholder's equity. Amounts are reported net of related tax.

                                            Year Ended December 31,
                                  ---------------------------------------------
                                      2003            2002             2001
                                  ------------    ------------     ------------

Net unrealized gain (loss)
  arising during period on
  available-for-sale securities   $  1,667,399    $ (1,985,559)    $     50,079

Reclassification adjustment
  for net realized (gains)
  losses included in net
  income                               336,512        (287,237)         (45,422)

Acquisition Adjustment
  (Fair value)                         246,339              --               --
                                  ------------    ------------     ------------

Change in net unrealized gains
  (losses) on available-for-
  sale securities                 $  2,250,250    $ (2,272,796)    $      4,657
                                  ============    ============     ============

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 5 - FIXED ASSETS

      Fixed assets are as follows as of December 31, 2003 and 2002:

                                                          2003           2002
                                                       ----------     ----------

Land and building                                      $  125,236     $  129,887
Furniture and fixtures                                     22,085         23,512
Computer equipment                                         84,084        108,152
                                                       ----------     ----------

  Total cost                                              231,405        261,551
  Less accumulated depreciation                             1,078         46,134
                                                       ----------     ----------

                                                       $  230,327     $  215,417
                                                       ==========     ==========

NOTE 6 - MORTGAGE NOTES HELD FOR SALE

At December 31, 2003, the Company held residential and commercial mortgage notes for sale of $8,195,803. Mortgage notes held for sale totaling $2,009,750 have purchase commitments from investors and in 2004 the Company sold these mortgage notes. As a result of the sale of these mortgage notes, the Company received funds totaling $2,029,592 from the sale, recognized income in the amount of $19,842, and repaid borrowings from the warehouse lines of credit of $2,009,750. The remaining $6,186,053 of mortgage notes held for sale do not have purchase commitments from investors, but it is the Company's intention to sell the notes to a buyer under certain favorable market conditions. The notes accrue interest at rates ranging from 4.125% to 14.5%, are secured by real property and have maturity dates through February 2033. The Company has begun foreclosure proceedings on mortgage notes held for sale totaling $382,110. At December 31, 2002, the Company held residential and commercial mortgage notes receivable for sale of $13,163,828, net of capitalized origination fees of $153,509 and deferred direct loan costs of $48,204.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 7 - MORTGAGE NOTES HELD FOR INVESTMENT

      The Company holds mortgage notes receivable as of December 31, 2003 as long-term investments with a total carrying value of $7,795,206. These notes are serviced by the Company and are secured by real property. The notes accrue interest at rates ranging from 6% to 12% with maturity dates through November 2006.

NOTE 8 - WAREHOUSE FACILITIES

      As part of its mortgage lender operations, ACFC has established warehouse lines of credit . The warehouse facilities provide funds to ACFC to purchase mortgage notes in connection with ACFC's mortgage lender operations.

      SBM Certificate Company

      A warehouse line of credit was established on May 21, 2002 between SBM-MD and ACFC. The available line of credit is for an amount up to $4,500,000. Interest is payable at the Wall Street Journal's Prime plus 2% (prime was 4.0% at December 31, 2003). Borrowings under the line are secured by the mortgage note receivable purchased with the funds advanced. Borrowings are repaid to SBM when ACFC sells the loans to investors. As of December 31, 2003, the outstanding principal on the line of credit is $934,750. Mortgage notes receivable held for sale with an aggregate carrying value of $934,798 are collateral for the line of credit. Such amount has been eliminated in consolidation.

      Provident Bank

      ACFC established a warehouse line of credit with Provident Bank for an amount up to $3,000,000. Interest is payable at the earlier of 45 days from when funded or when the mortgage notes are sold. Interest is payable at the 30-day LIBOR Rate plus 2% (30-day LIBOR Rate was 1.12% at December 31, 2003). As of December 31, 2003, the outstanding balance of this warehouse line of credit is $1,222,000, which is secured by mortgage notes held for sale with an aggregate carrying value of $1,225,939.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 9 - REAL ESTATE TAX LIEN CERTIFICATES

      The Company held investments in real estate tax lien certificates at December 31, 2003 in the amount of $460,252. These certificates are purchased at a premium and interest is earned based on a fixed rate of 20% on the outstanding taxes owed. Interest income on these investments for the year ended December 31, 2003 and 2002, was $106,289 and $259,768, respectively, and accrued interest at December 31, 2003 and 2002, was $121,803 and $195,877, respectively. The Company recovers the cost of its investment plus unpaid accrued interest from pass through payments from the municipality, which receives payments directly from the taxpayers. The Company may also recover the cost of its investment plus accrued interest by exercising its rights to foreclose on the underlying properties within a two-year period from the date of investment purchase.

NOTE 10 - RESIDUAL MORTGAGE CERTIFICATE

      The Company holds a residual mortgage certificate in the amount of $2,685,180 as of December 31, 2003. The fair value of the investment represents the discounted cash flows the Company expects to receive in the future from the investment based on management's estimate. The primary factors in determining future cash flows are future rate of prepayment of the mortgage loans in the securitization trust, credit losses on these mortgage loans, the unpaid principal balance of the mortgage loans, and the discount rate used to calculate present value. Interest income from the residual mortgage certificate for the year ended December 31, 2003 was $869,601. Interest is calculated based on the Company's estimates of the effective yield of the investment. Factors in determining the effective yield include the weighted average coupon rate of the underlying mortgage notes, the interest rate of the pass-through certificates in the securitization trust, and the rate of default on interest payments. Cash received from the securitization trust in excess of the estimated effective yield is recorded as deferred revenue or applied to principal, based on management's estimates of future cash flows.

NOTE 11 - REAL ESTATE OWNED

      As of December 31, 2003 and 2002, the Company has real estate owned consisting of two properties with a total carrying value of $2,285,509 and $2,647,095, respectively. These properties are held for sale.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 12 - PROPERTY HELD FOR SALE

      On September 30, 2001, SBM Financial through its sole member, 1st Atlantic, contributed a beneficial interest in a property consisting of land and building held for sale as additional paid in capital to the Company which totaled $410,087 at the date of contribution to the Company. The basis in the property at the contribution date is the original cost basis of the shareholders of 1st Atlantic at the date of the original contribution to 1st Atlantic (September 30, 1998), increased for the expenditures made by 1st Atlantic and subsequently by the Company in connection with the investment in the property held for sale. As of December 31, 2001, the carrying amount of the property was $419,923.

      On December 31, 2002, the Company closed on a contract with an unrelated third party for the sale of this property, which had a carrying value of $524,648 at December 31, 2002. Under the terms of the contract, the sales price was $2,332,000. Proceeds were received in the form of mortgage notes of $1,742,000 and $490,000 and cash held in an escrow in the amount of $100,000. In connection with the sale, the Company paid $979,065 for real estate tax liens and other costs during 2003. The amount of $865,000 was accrued as a real estate liability at December 31, 2002. The gain on the sale of the property was not realized in 2002 and was classified as deferred revenue as of December 31, 2002 in accordance with SFAS 66, "Accounting for Sales of Real Estate." The gain is recognized under the installment method as cash is received in accordance with SFAS 66. On June 17, 2003, net proceeds of $1,624,174 were received by the Company as payment for the outstanding mortgage notes. This payment was net of certain real estate tax liens and other closing costs. In addition, the Company paid an additional $271,473 of real estate liabilities, resulting in a realized gain of $828,053 from the sale of the property during 2003.

NOTE 13 - INVESTMENT IN REAL ESTATE PARTNERSHIPS

      On December 12, 2003, Geneva contributed, as additional paid in capital, its limited partner interest in a real estate partnership to the Company. Geneva had funded $500,000 to the real estate partnership as of December 12, 2003 and also had a subscription commitment to fund an additional $1,000,000 at a future date. At the date of this contribution, the Company assumed the interest in the partnership of $1,500,000 and the subscription payable of $1,000,000. The $1,000,000 subscription payable was funded by the Company in 2004.

      The Company is a member of a partnership formed for the purpose of developing certain commercial real estate. The Company's ownership percentage is 16% of the partnership and under the terms of the operating agreement the Company is obligated to make total equity contributions totaling $8,000,000. The Company is also entitled to a preferred distribution of

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 13 - INVESTMENT IN REAL ESTATE PARTNERSHIPS (Continued)

      4% per annum on its total funds contributed to the partnership. On August 31, 2003 the Company funded $2,000,000 of its equity contribution obligation and entered into a note agreement with a total principal due of $5,900,000 and interest accruing at the rate of 4% per annum for its remaining equity contributions. Total principal and interest payments to be made under the note agreement are $6,000,000. On December 4, 2003 the Company made its first payment obligation of principal and interest under the note totaling $2,000,000. As of December 31, 2003, the carrying value of the investment is $7,916,335 and the note payable plus accrued interest is $3,902,802. The note bears interest at 4% per annum and the entire note obligation becomes due in 2004. Principal and interest payments to be made by the Company in 2004 for the note obligation will total $4,000,000. The Company's partnership interest secures the note payable. For the year ended December 31, 2003, the partnership had a net loss of $443,849. As of December 31, 2003, the partnership had assets of $11,814,628, liabilities of $373,469 and equity of $11,441,159.

      On December 31, 2003, Geneva contributed to the Company as additional paid in capital a limited partner interest in a partnership formed to acquire certain commercial real estate. Geneva had funded $320,000 to the real estate partnership as of December 31, 2003, which is the Company's carrying value of the investment as of December 31, 2003.

NOTE 14 - DUE FROM SHAREHOLDER

      During 2002, members of management of the Company discovered facts regarding several transactions which raised concerns that certain conduct by the Company's Chairman of the Board and Chief Executive Officer, John
      J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused the Company to fail to comply with disclosure requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, and diverted cash assets of the Company during 2000, 2001, and 2002 to himself directly or indirectly in the amount of approximately $1,769,000, of which $900,000 was repaid by him to the Company.

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

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 14 - DUE FROM SHAREHOLDER (Continued)

      Due from shareholder represents amounts paid to John J. Lawbaugh, directly or through companies affiliated with Mr. Lawbaugh and other costs incurred by the Company as a result of these transactions. As of December 31, 2002, and 2001, these amounts totaled $1,218,181 and $812,218, respectively. An allowance for uncollectible amounts due from shareholder has been recorded for the full amount due as of December 31, 2002 and 2001 with a corresponding charge to operations. The allowance totaled $1,218,181, and $812,218, as of December 31, 2002 and 2001, respectively. For the year ended December 31, 2003, the charge for reserve for losses for the due from shareholder totaled $141,392. In conjunction with the Acquisition, the Company received $1,357,026 as payment for the due from shareholder amount of $1,359,573 outstanding as of the date of the Acquisition (See
      Note 1).

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

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 14 - DUE FROM SHAREHOLDER (Continued)

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

      (i) The Company has incurred legal, accounting and other costs in connection with the above transactions. These costs total $490,655 and have been billed to Mr. Lawbaugh and recorded to due from shareholder.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 14 - DUE FROM SHAREHOLDER (Continued)

      The following summarizes the impact of those transactions on the Company for the respective periods:

                                 YEAR ENDED         YEAR ENDED         YEAR ENDED         YEAR ENDED
                              DECEMBER 31, 2003  DECEMBER 31, 2002  DECEMBER 31, 2001  DECEMBER 31, 2000        TOTAL
                              -----------------  -----------------  -----------------  -----------------   ---------------

Qualified Assets                $   (141,392)      $    (56,700)      $ (1,396,907)      $   (292,236)      $ (1,887,235)
Additional Paid in Capital      $         --       $         --       $   (707,550)      $         --       $   (707,550)
Shareholder's Equity            $   (141,392)      $   (265,762)      $ (1,146,957)      $   (292,236)      $ (1,846,347)
Net Loss                        $   (141,392)      $   (365,763)      $   (439,407)      $   (292,236)      $ (1,238,798)

NOTE 15 - SIGNIFICANT EVENTS

      During 2002, management of the Company discovered facts that came to its attention regarding several transactions involving the Company (See Note
      14). Due to the discovery of these transactions, on August 16, 2002, the Company's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer. The Board of Directors also authorized an investigation to determine the scope and impact of the transactions on the financial statements and to determine if there were any other inappropriate transactions involving the Company. The investigation was performed by the Company's management and overseen by two independent directors and the Company's independent auditors. As a result of this investigation, it was determined that assets of the Company were diverted to Mr. Lawbaugh, directly or indirectly, in the amount of approximately $1,769,000, of which $900,000 was repaid by Mr. Lawbaugh to the Company, and certain federal securities laws were violated (See Note
      14).

      Based on these facts, the Company amended and restated its financial statements for the years ended December 31, 2001 and 2000, and amended all annual and quarterly SEC filings affected to properly disclose the nature and affects of these transactions. Also, due to the discovery of these transactions, the Company suspended the sale of its face-amount certificates on August 16, 2002 and sales have not yet resumed as of the date of the audit report.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 16 - CERTIFICATE LIABILITY

      The Company's certificate liability consists of the statutory certificate liability and the additional certificate liability. The statutory certificate liability is calculated based on Section 28(a) of the 1940 Act. The Company maintains an additional certificate liability amount in excess of the statutory liability. This additional liability plus the statutory liability is equal to the certificates' account value, less an estimate for early surrender charges.

      The total certificate liability at December 31 is summarized as follows:

                                       2003           2002            Average
                                                                   Interest Rate
                                   ------------   ------------     -------------

Fully-paid certificates:

Single-payment 500 series          $ 33,623,006   $ 31,477,064          6.19%
Installment                           1,636,347      1,148,426          6.19%
Optional settlement                     336,188        157,767          6.19%
                                   ------------   ------------

                                     35,595,541     32,783,257
                                   ------------   ------------

Installment certificates:
  Reserves to mature, by series
    120 and 220                         314,348        323,515          6.19%
    315                                  32,533         82,054          6.19%
                                   ------------   ------------
                                        346,881        405,569
                                   ------------   ------------
Total certificate liability        $ 35,942,422   $ 33,188,826
                                   ============   ============

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                    December 31, 2003                December 31, 2002
                               ----------------------------    ----------------------------
                                 Carrying       Estimated        Carrying       Estimated
                                  Value         Fair Value        Value         Fair Value
                               ------------    ------------    ------------    ------------
Assets
  Available-for-sale
    Securities                 $  6,900,227    $  6,900,227    $  9,190,162    $  9,190,162
  Mortgage notes held
    for sale                      8,195,803       8,215,645      13,163,828      13,389,186
  Mortgage notes held
    for investment                7,795,206       7,795,206              --              --
  Investment in real estate
    partnerships                  9,736,335       9,736,335              --              --
  Real estate tax lien
    certificates                    460,252         460,252       1,632,437       1,632,437
  Real estate owned               2,285,509       2,285,509       2,647,095       2,805,000
  Residual mortgage
    certificates                  2,685,180       2,685,180       4,038,607       4,038,607
  Certificate loans                  69,738          69,738          77,462          77,462
  Cash and cash
    equivalents                   1,392,115       1,392,115       2,230,886       2,230,886
Liabilities
  Certificate liability          35,942,422      35,942,422      33,188,826      33,188,826

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

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

      Mortgate Notes Held for Sale

      Fair value is estimated by evaluating, on a loan-by-loan basis, the note receivable's stated interest rate compared to current market interest rates for a comparable note.

      Mortgate Notes Held for Investment

      Fair value of mortgage notes held for investment is estimated by evaluating, on a loan-by-loan basis, the note receivable's stated interest rate compared to current market interest rates for a comparable note.

      Investment in Real Estate Partnerships

      Estimated fair value of the investments in real estate partnerships approximates its carrying value.

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

      Certificate Liability

      The fair value and carrying value of the certificate liability is based on the cumulative account value of certificateholders less an estimate for early surrender charges.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 18 - INCOME TAXES

      Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses. Significant components of the deferred tax liabilities and assets as of December 31, 2003 and 2002 were:

                                                      2003             2002
                                                  ------------     ------------
Deferred tax liabilities
  Net unrealized gains on available-for-sale
    securities                                    $     75,232     $         --
  Certificate liability                                 39,335          859,894
                                                  ------------     ------------
    Total deferred tax liabilities                     114,567          859,894
                                                  ------------     ------------

Deferred tax assets
  Investments                                           65,275               --
  Mortgage notes and real estate owned                 183,350           74,131
  Capital loss carryover                               121,895               --
  Net operating loss carryforward                    2,759,846        1,950,481
                                                  ------------     ------------
    Total deferred tax assets                        3,130,366        2,024,612

Valuation allowance for deferred tax assets         (3,015,799)      (1,164,718)
                                                  ------------     ------------
  Net deferred tax assets                              114,567          859,894
                                                  ------------     ------------
  Deferred tax liabilities shown on the
    accompanying consolidating balance sheets     $         --     $         --
                                                  ============     ============


      In 2003 and 2002, the Company has provided a valuation allowance for deferred tax assets for net operating loss carryforwards and capital loss carryforwards in which realization of these future benefits cannot be reasonably assured as a result of recurring operating losses and the uncertainty of the Company's ability to realize the capital loss carryforwards. If the Company has capital gains, these capital loss carryforwards would be available to offset such gain, subject to certain limitations. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 18 - INCOME TAXES (Continued)

      As of December 31, 2003 and 2002, the Company had net operating loss carryforwards of approximately $7,146,158 and $5,053,059, respectively, for income tax purposes which expire in various years through 2023. The Company had capital loss carryforward at December 31, 2003 of approximately $315,625, which will expire in 2007.

      The components of the provision for federal income tax expense consist of the following:

                                               Year Ended December 31,
                                      -----------------------------------------
                                          2003           2002           2001
                                      -----------    -----------    -----------

Current                               $        --    $        --    $        --
Deferred                                       --             --       (288,264)
                                      -----------    -----------    -----------
Total federal income tax benefit      $        --    $        --    $  (288,264)
                                      ===========    ===========    ===========

Federal income tax expense differs from that computed by using the income tax rate of 34%, as shown below.

                                               Year Ended December 31,
                                      -----------------------------------------
                                          2003           2002           2001
                                      -----------    -----------    -----------

Income tax benefit at
  statutory rate                      $  (711,654)   $  (915,618)   $  (441,577)
State tax benefit, net of federal
  tax benefit                             (96,282)      (188,510)       (86,968)
Increase in valuation allowance
  related to capital loss and
NOL carryovers                          1,851,081        740,601        571,667
Decrease in contingent tax liability           --             --             --
Dividend received deduction                    --             --             --
Certificate liability adjustment         (820,559)       289,396       (287,735)
Mortgage notes marked to market            19,842         74,131             --
Tax-exempt interest                            --             --        (12,000)
Other                                    (242,428)            --        (31,651)
                                      -----------    -----------    -----------
Total federal income tax benefit      $        --    $        --    $  (288,264)
                                      ===========    ===========    ===========

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 19 - RELATED PARTY TRANSACTIONS

      SBM Financial provides the Company with administrative services pursuant to an Administrative Services Agreement. This agreement stipulates that SBM Financial shall provide certain administrative and support services for the Company. Services include use of SBM Financial's property and equipment, facilities and personnel needed for SBM-MD's daily operations. For providing such services, SBM Financial earns an annual fee from the Company calculated at either 1% of the Company's average certificate liability balances, or an amount not to exceed $2,500,000. The charge is determined monthly by SBM Financial and the Company's management based on the costs incurred by SBM Financial for such administrative and support services. During 2003, 2002 and 2001, a fee was charged totaling $1,029,800, $1,794,700 and $1,078,839, respectively, and payments for such fees were $1,029,800, $1,794,700 and $1,119,128, respectively.

      On December 12, 2003, Geneva contributed as additional paid in capital a $500,000 interest in a real estate partnership and $1,000,000 cash to the Company. In addition, on December 31, 2003, Geneva contributed as additional paid in capital a $320,000 limited partner interest in a real estate partnership.

      On September 30, 2001, SBM Financial contributed as additional paid in capital a mortgage note to the Company which totaled $1,136,047 at that date. On June 30, 2002 SBM Financial contributed an additional mortgage note which totaled $639,227.

      On September 30, 2001, SBM Financial through its sole member, 1st Atlantic, contributed as additional paid in capital to the Company a beneficial interest in a property consisting of land and building held for sale which totaled $410,087 at the date of the contribution. The basis in the property at the contribution date is the original cost basis of the shareholders of 1st Atlantic at the date of the original contribution to 1st Atlantic (September 30, 1998), increased for the expenditures made by 1st Atlantic and subsequently by the Company in connection with the investment in the property held for sale. As of December 31, 2001, the carrying amount of the property was $419,923. On December 31, 2002, this property was sold (See Note 12).

      The Company made a mortgage loan to a partnership in which an affiliate owned a 51% interest. As of December 31, 2001, the outstanding principal balance of the mortgage note was $378,950 and accrued interest totaled $59,104. In April 2002, the outstanding principal balance of the mortgage note and accrued interest was paid in full satisfaction on the receivable in the amount of $533,120.

      A director of the Company provided legal services to the Company throughout 2001 totaling $8,150.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

      Due from shareholder totaling $1,218,181 as of December 31, 2002, represents amounts paid to John J. Lawbaugh, the majority shareholder of 1st Atlantic, directly or through companies affiliated with the shareholder and other costs incurred by the Company related to those transactions. An allowance has been recorded in the full amount due from shareholder (See Notes 14 and 15).

      Related party receivable and related party payable represents certain advances made by the Company to affiliates and advances the Company has received from affiliates. Most advances relate to operational transactions. As of December 31, 2003 and 2002, related party receivables total $219,371 and $129,351 respectively. As of December 31, 2003 and 2002, related party payables total $49,130 and $117,925, respectively.

      A warehouse line of credit has been established between SBM and ACFC (See
      Note 8).

NOTE 20 - SHAREHOLDER'S EQUITY AND REGULATORY MATTERS

      The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($33.1 million and $31.6 million at December 31, 2003 and 2002, respectively). The Company had qualified assets (at amortized cost) of $33.6 million and $32.3 million at those respective dates.

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

      Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of December 31, 2003 and 2002, as shown in the following table. Certain assets on deposit are not considered qualified assets for the purposes of this calculation because they are reserved for the repayment of existing liabilities. Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

                    SBM Certificate Company and Subsidiaries

                        December 31, 2003, 2002, and 2001

NOTE 20 - SHAREHOLDER'S EQUITY AND REGULATORY MATTERS (Continued)

                                                           December 31,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------

Qualified assets on deposit:
     Central depositories                         $ 39,496,410     $ 35,182,213
     State governmental authorities                    263,516          270,899
                                                  ------------     ------------

Total qualified assets on deposit                 $ 39,759,926     $ 35,453,112

Less: Qualified assets reserved by
               Provident warehouse line           $ (1,222,000)    $ (2,547,954)
Less: Qualified assets reserved by
               subscription and note payable      $ (4,902,802)    $         --
Less: Qualified assets reserved for
               real estate liens                            --         (590,000)
                                                  ------------     ------------

Total qualified assets                            $ 33,635,124     $ 32,315,158
                                                  ============     ============

Certificate reserve under Section 28(a)           $ 32,912,452     $ 31,418,457
Less:  Certificate loans                               (69,738)         (77,462)
Plus:  Base capital requirement                        250,000          250,000
                                                  ------------     ------------

Required deposits                                 $ 33,092,714     $ 31,590,995
                                                  ============     ============

                    SBM Certificate Company and Subsidiaries

                             SUPPLEMENTAL SCHEDULES

         SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS

                                December 31, 2003

                                                        PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                         AMOUNT          COST           VALUE
----------------------------------------------------    ----------     -----------    -----------

AVAILABLE-FOR-SALE SECURITIES
  U.S. TREASURY SECURITIES
    U.S. Treasury Note, 5.625%, due 5/15/2008           $    50,000    $    55,078    $    55,078
    U.S. Treasury Note, 7.25%, due 8/15/2004                200,000        208,438        208,438
                                                                       -----------    -----------
                                                                           263,516        263,516
                                                                       -----------    -----------

OBLIGATIONS OF STATE AND POLITICAL
  SUBDIVISIONS
  Belmont County, Ohio, Sanitary Sewer District #3
    Waterworks Revenue Bonds, 4.25%, due 4/01/2004            5,000          5,000          5,005
                                                                       -----------    -----------
                                                                             5,000          5,005
                                                                       -----------    -----------

CORPORATE DEBT SECURITIES
  FINANCIAL INSTITUTIONS
    Riggs Capital II Trust Preferred Securities
      8.875%, due 3/15/27                                   100,000        101,000        104,000

PUBLIC UTILITIES
  MCI Communications Corp., 7.75%, due 3/15/2024            900,000        738,000        724,500

CONVERTIBLE DEBT SECURITIES
  Intel Corporation, Reverse Exchangeable Securities
    Medium-Term Notes, Series A, 14%, due 3/18/2004         330,000        334,538        334,538
                                                                       -----------    -----------

      TOTAL CORPORATE DEBT SECURITIES                                  $ 1,173,538    $ 1,163,038
                                                                       -----------    -----------

                                  (continued)

                    SBM Certificate Company and Subsidiaries

   SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS - CONTINUED

                                December 31, 2003

                                                  PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE                   AMOUNT          COST           VALUE
----------------------------------------------    ----------     -----------    -----------

CORPORATE EQUITY SECURITIES
  SPDR Trust Series 1                                  20,000      2,137,000      2,225,600
  Diamonds Trust, Series 1                             10,000        988,000      1,045,700
  AT&T Corporation                                        275          5,541          5,582
  Comcast Corporation Class A                             450         14,207         14,756
  Verizon Communications, Inc.                          6,003        200,500        210,585
                                                                 -----------    -----------
                                                                   3,345,248      3,502,223
                                                                 -----------    -----------

CLOSED-END MUTUAL FUNDS
  Calamos Convertible and High Income Fund
    Commom Shares                                      60,000        993,000        900,000
  Neuberger Berman Income oppurtuniy Fund Inc.         60,000        865,800      1,007,400
                                                                 -----------    -----------
                                                                   1,858,800      1,907,400
                                                                 -----------    -----------

MORTGAGE-BACKED SECURITIES
  Government National Mortgage Association
    11.5%, due 4/15/2013                                  262            321            299
    11.5%, due 5/15/2015                                  118            135            134
    5.375%, due 1/20/2026                              57,622         58,767         58,612
                                                                 -----------    -----------
                                                                      59,223         59,045
                                                                 -----------    -----------
      TOTAL AVAILABLE-FOR-SALE SECURITIES                        $ 6,705,325    $ 6,900,227
                                                                 ===========    ===========

                    SBM Certificate Company and Subsidiaries

   SCHEDULE II - INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON

                          Year ended December 31, 2003

                                                                                       AMOUNT OF DIVIDENDS OR INTEREST
                                                                                   ---------------------------------------
                                                                     CARRYING                                  INCOME FROM
                                                                     VALUE OF                                   INVESTMENT
                                                      PAR VALUE     INVESTMENT                                      IN
      NAME OF INVESTMENT IN              NUMBER OF    OF SHARES         IN         CREDITED                     SUBSIDIARY
            SUBSIDIARY                  SHARES HELD     HELD        SUBSIDIARY     TO INCOME        OTHER       FOR PERIOD
------------------------------------    -----------   ----------    ----------     ----------    ----------    -----------

Atlantic Capital Funding Corporation       10,000     $   20,000    $  990,203     $       --    $  198,849    $ (183,208)
                                                      ==========    ==========     ==========    ==========    ==========

SBM Securities I, LLC                         100%            --      (120,116)            --            --      (120,116)
                                                      ==========    ==========     ==========    ==========    ==========

(1)   During 2003, SBM-MD made additional contributions to ACFC totaling
      $196,000.

                    SBM Certificate Company and Subsidiaries

  SCHEDULE III - MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES

                          Year ended December 31, 2003

                                                         AMOUNT OF PRINCIPAL
                                                      UNPAID AT CLOSE OF PERIOD
                                                     ---------------------------
                                                                                                    INTEREST       INTEREST
                                                                                    AMOUNT OF       DUE AND         INCOME
                                       CARRYING                      SUBJECT TO     MORTGAGES      ACCRUED AT       EARNED
                                       AMOUNT OF                     DELINQUENT       BEING          END OF       APPLICABLE
    DESCRIPTION        PRIOR LIENS       ASSET          TOTAL         INTEREST      FORECLOSED       PERIOD       TO PERIOD
--------------------   ------------   ------------   ------------   ------------   ------------   ------------   ------------

LIENS ON:
  RESIDENTIAL                  NONE   $  4,313,454      4,313,454   $    158,334   $     80,277   $     34,399   $    485,699
  COMMERCIAL                   NONE     11,677,555     11,677,555      1,304,403        301,833        115,235        777,837
  RESIDUAL  MORTGAGE
    CERTIFICATE                NONE      2,685,180             --             --             --         60,856        869,601
                       ------------   ------------   ------------   ------------   ------------   ------------   ------------

      TOTAL            $         --   $ 18,676,189   $ 15,991,009   $  1,462,737   $    382,110   $    210,490   $  2,133,137
                       ============   ============   ============   ============   ============   ============   ============

                    SBM Certificate Company and Subsidiaries

                SCHEDULE IV - REAL ESTATE OWNED AND RENTAL INCOME

                                December 31, 2003

                                         Initial       Cost of      Carrying     Reserve for                 Total Rental
   Property Type         Encumbrances     Cost       Improvements     Value        Losses       Rents Due       Income
---------------------    ------------  -----------   ------------  -----------   -----------   -----------   ------------

Farms                    $        --   $        --   $        --   $        --   $        --   $        --   $        --
Residential                       --            --            --            --            --            --            --
Apartments and
  business                        --       500,964            --       500,964            --            --            --
Unimproved                        --     1,784,545            --     1,784,545            --            --            --
                         -----------   -----------   -----------   -----------   -----------   -----------   -----------

    Total                $        --   $ 2,285,509   $        --   $ 2,285,509   $        --   $        --   $        --
                         ===========   ===========   ===========   ===========   ===========   ===========   ===========

Rent from properties
  sold during period     $        --   $        --   $        --   $        --   $        --   $        --   $        --
                         -----------   -----------   -----------   -----------   -----------   -----------   -----------

    Total                $        --   $        --   $        --   $        --   $        --   $        --   $        --
                         ===========   ===========   ===========   ===========   ===========   ===========   ===========

                    SBM Certificate Company and Subsidiaries

                    SCHEDULE V - QUALIFIED ASSETS ON DEPOSIT

                                December 31, 2003

                                                                      FIRST
                                                                    MORTGAGES
                                                                    AND OTHER
                                                     INVESTMENTS   FIRST LIENS
                                                    IN SECURITIES     ON REAL        OTHER
       NAME OF DEPOSITORY                CASH            (a)          ESTATE          (b)            TOTAL
-----------------------------------  ------------   -------------  ------------   ------------   ------------

State governmental authorities
  Securities Department of Illinois   $         --   $    263,516   $         --   $      5,789   $    269,305
Central depositories
  US Bank                                1,073,452      6,441,809     20,321,883     10,112,814     37,949,958
  Provident Bank                            19,870             --      1,222,000             --      1,241,870
  Bank of America                          289,953             --             --             --        289,953
  Wells Fargo                                8,840             --             --             --          8,840
                                      ------------   ------------   ------------   ------------   ------------

Total qualified assets on deposit     $  1,392,115   $  6,705,325   $ 21,543,883   $ 10,118,603   $ 39,759,926
                                      ============   ============   ============   ============   ============

(a)   Represents amortized cost of bonds and securities.

(b) Represents dividend and interest receivable on qualified assets and investments in real estate partnerships.

                     SBM Certificate Company and Subsidiary

                       SCHEDULE VI - CERTIFICATE RESERVES
                           PART I - SUMMARY OF CHANGES

                          Year ended December 31, 2003

                                                                           BALANCE AT BEGINNING OF YEAR
                                                                ----------------------------------------------------
                                                                                                           RESERVES
                                                                                                          (INCLUDING
                                                                             NUMBER OF                      ADVANCE
                                                                             ACCOUNTS                      PAYMENTS
                                                                               WITH          AMOUNT OF       WITH
                                                                  YIELD      SECURITY        MATURITY       ACCRUED
         DESCRIPTION                                             PERCENT      HOLDERS          VALUE       INTERERST)
-----------------------------------------------------           ---------   -----------     -----------   -----------

Reserves to mature, installment certificates
  Series 120                                                        6.19              6     $    32,000   $   121,369
  Series 220                                                        6.19             12          59,000       202,146
  Series 315                                                        6.19             14          53,900        82,054

Single payment certificates
  Series 503                                                        6.19          1,627      23,692,260    21,732,002
  Series 505                                                        6.19            276       4,147,235     3,621,656
  Series 507                                                        6.19             98       1,243,089     1,044,416
  Series 510                                                        6.19            304       6,059,720     5,078,990

Fully paid installment certificates - (Paid Up Bonds)               6.19            371       1,905,776     1,148,426

Optional settlement certificates
  Paid-up certificate (Special Maturity)                            6.19             --              --            --
  Annuities                                                         6.19             17         157,767       157,767

  Due to unlocated certificate holders                              0.00             --              --            --
                                                                            -----------     -----------   -----------

  Total                                                                           2,725     $37,350,747   $33,188,826
                                                                            ===========     ===========   ===========

Total charged to income, per above
Less reserve recoveries from terminations prior to maturity

Interest credited on certificate reserves per statement of operations and comprehensive income (loss)


                                                                                      ADDITIONS
                                                                -----------------------------------------------------


                                                                               RESERVE
                                                                               PAYMENTS      CHARGED
                                                                                  BY         TO OTHER
                                                                CHARGED TO    CERTIFICATE    ACCOUNTS
         DESCRIPTION                                              INCOME        HOLDERS         (a)         ROLLUPS
-----------------------------------------------------           -----------   -----------   -----------   -----------

Reserves to mature, installment certificates
  Series 120                                                    $     5,511   $       614   $        --   $        --
  Series 220                                                         10,408         2,515            --            --
  Series 315                                                          3,203         1,905            --            --

Single payment certificates
  Series 503                                                      1,609,414            --       996,275       270,470
  Series 505                                                        240,208            --       191,138        18,928
  Series 507                                                         79,629            --        57,598        15,680
  Series 510                                                        408,259            --       281,455       264,612

Fully paid installment certificates - (Paid Up Bonds)                73,896            --       481,550        61,892

Optional settlement certificates
  Paid-up certificate (Special Maturity)                                 --            --            --            --
  Annuities                                                          18,671            --            --       253,603

  Due to unlocated certificate holders                                   --            --            --            --
                                                                -----------   -----------   -----------   -----------

  Total                                                         $ 2,449,199   $     5,034   $ 2,008,015   $   885,185
                                                                ===========   ===========   ===========   ===========

Total charged to income, per above                              $ 2,449,199
Less reserve recoveries from terminations prior to maturity         (24,738)
                                                                -----------
Interest credited on certificate reserves per statement of
  operations and comprehensive income (loss)                    $ 2,424,461
                                                                ===========
NOTE (a) - December 5, 2003 Acquisition adjustment

                                   (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
                     PART I - SUMMARY OF CHANGES - CONTINUED

                          Year ended December 31, 2003

                                                                DEDUCTIONS                             BALANCE AT END OF YEAR
                                              ------------------------------------------------  -----------------------------------
                                                                                                                          RESERVES
                                                                                                                         (INCLUDING
                                                                                                NUMBER OF                  ADVANCE
                                                              CASH                              ACCOUNTS                  PAYMENTS)
                                                           SURRENDERS                             WITH      AMOUNT OF       WITH
                                                            PRIOR TO   OTHER NOTE   OTHER NOTE  SECURITY    MATURITY      ACCRUED
                DESCRIPTION                    MATURITIES   MATURITY      (a)           (b)      HOLDERS      VALUE       INTEREST
--------------------------------------------   ----------  ----------  -----------  ----------  ---------  -----------  -----------

Reserves to mature, installment certificates
  Series 120                                   $       --  $       --  $    28,215                      5  $    26,000  $    98,665
  Series 220                                           --          --           --                     12       59,000      212,554
  Series 315                                       13,193          --       41,437                      6       22,000       30,627

Single payment certificates
  Series 503                                      306,386     736,764      496,715     421,287      1,586   22,993,770   22,647,009
  Series 505                                           --      68,941        5,973      38,269        277    4,548,408    3,958,747
  Series 507                                           --          --        2,580       1,824         98    1,573,328    1,192,919
  Series 510                                           --      63,621       55,260      85,069        306    8,425,617    5,829,366

Paid-up bonds                                      35,098      70,306       24,012          --        359    1,885,012    1,636,348

Optional settlement certificates
  Paid-up certificate                                  --          --           --          --         --           --           --
  Annuities                                        90,335          --        3,518          --         35      336,188      336,188

  Due to unlocated certificate holders                 --          --           --          --         --           --           --
                                               ----------  ----------  -----------  ----------  ---------  -----------  -----------

  Total                                        $  445,012  $  939,632  $   657,710  $  546,449      2,684  $39,869,323  $35,942,422
                                               ==========  ==========  ===========  ==========  =========  ===========  ===========

NOTE (a) - Rolled to other company products

NOTE (b) - Interest payments to certificate holders

                                   (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                           CLASSIFIED BY AGE GROUPINGS

                          Year ended December 31, 2003

                                           BALANCE AT BEGINNING OF YEAR
                                   -------------------------------------------

                                   NUMBER OF
                                   ACCOUNTS
                     AGE             WITH           AMOUNT OF
                   GROUPING        SECURITY          MATURITY        AMOUNT OF
                   IN YEARS         HOLDERS           VALUE          RESERVES
                  ----------       ---------        ---------        ---------

Series 120            23                   1        $   6,000        $  18,249
                      24                   0               --               --
                      25                   0               --               --
                      31                   0               --               --
                      32                   0               --               --
                      33                   0               --               --
                      34                   1            5,000           17,685
                      35                   0               --               --
                      36                   0               --               --
                      37                   2           12,000           45,261
                      38                   1            3,000           12,654
                      40                   1            6,000           27,520
                                   ---------        ---------        ---------
Total                                      6        $  32,000        $ 121,369
                                   =========        =========        =========

Series 220            23                   0        $      --        $      --
                      24                   0               --               --
                      29                   0               --               --
                      30                   0               --               --
                      31                   1            4,000           10,453
                      32                   0               --               --
                      33                   2           10,000           30,771
                      34                   3           17,000           56,229
                      35                   2           14,000           34,718
                      36                   3            9,000           52,479
                      38                   1            5,000           17,496
                                   ---------        ---------        ---------
Total                                     12        $  59,000        $ 202,146
                                   =========        =========        =========

                                   (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2003

                               DEDUCTIONS                            BALANCE AT END OF YEAR
                  ---------------------------------------    -------------------------------------

                               TRANSFER OR                   NUMBER OF
                     CASH        ROLL TO                     ACCOUNTS
                  SURRENDERS      OTHER           AGE          WITH        AMOUNT OF
                   PRIOR TO     PRODUCT IN      GROUPING     SECURITY      MATURITY      AMOUNT OF
                   MATURITY      COMPANY        IN YEARS      HOLDERS        VALUE       RESERVES
                  ----------   -----------     ----------    ---------     ---------     ---------

Series 120        $      --     $      --            23              0     $      --     $      --
                         --         5,458            24              1         6,000        19,203
                         --            --            25              0            --            --
                         --            --            31              0            --            --
                         --            --            32              0            --            --
                         --            --            33              0            --            --
                         --            --            34              0            --            --
                         --         5,283            35              1         5,000        18,590
                         --            --            36              0            --            --
                         --            --            37              0            --            --
                         --            --            38              2        12,000        47,449
                         --        13,659            39              1         3,000        13,423
                         --         3,815            40              0            --            --
                  ---------     ---------                    ---------     ---------     ---------

    Total         $      --     $  28,215                            5     $  26,000     $  98,665
                  =========     =========                    =========     =========     =========

Series 220        $      --     $      --            23              0     $      --     $      --
                         --            --            24              0            --            --
                         --            --            29              0            --            --
                         --            --            30              0            --            --
                         --            --            31              0            --            --
                         --            --            32              1         4,000        10,988
                         --            --            33              0            --            --
                         --            --            34              2        10,000        32,751
                         --            --            35              3        17,000        57,834
                         --            --            36              2         9,000        36,859
                         --            --            37              3        14,000        55,731
                         --            --            38              0            --            --
                         --            --            39              1         5,000        18,391
                                                             ---------     ---------     ---------

    Total         $      --     $      --                           12     $  59,000     $ 212,554
                  =========     =========                    =========     =========     =========

                                   (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                           CLASSIFIED BY AGE GROUPINGS

                          Year ended December 31, 2003

                                           BALANCE AT BEGINNING OF YEAR
                                    --------------------------------------------
                                    NUMBER OF
                                     ACCOUNTS
                        AGE            WITH          AMOUNT OF
                      GROUPING       SECURITY         MATURITY         AMOUNT OF
                      IN YEARS        HOLDERS          VALUE           RESERVES
                     ----------      --------         --------         ---------

Series 315                12                0         $     --         $     --
                          13                0               --               --
                          14                2            7,700            8,335
                          15                0               --               --
                          16                4           17,600           24,205
                          17                1            2,200            3,268
                          18                1            2,200            3,952
                          19                6           24,200           42,294
                          20                0               --               --
                                     --------         --------         --------
  Total                                    14         $ 53,900         $ 82,054
                                     ========         ========         ========

                                   (continued)

                     SBM Certificate Company and Subsidiary

                 SCHEDULE VI - CERTIFICATE RESERVES - CONTINUED
            PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                     CLASSIFIED BY AGE GROUPINGS - CONTINUED

                          Year ended December 31, 2003

                      DEDUCTIONS                         BALANCE AT END OF YEAR
               ------------------------     ---------------------------------------------------
                            TRANSFER OR                   NUMBER OF
                  CASH        ROLL TO                     ACCOUNTS
               SURRENDERS      OTHER          AGE           WITH        AMOUNT OF
                PRIOR TO     PRODUCT IN     GROUPING      SECURITY      MATURITY      AMOUNT OF
                MATURITY      COMPANY       IN YEARS      HOLDERS        VALUE        RESERVES
               ----------    ----------     --------      --------      ---------     ---------

Series 315     $      --      $     --            12             0      $     --      $     --
                      --            --            13             0            --            --
                      --            --            14             0            --            --
                   1,120         3,518            15             1         2,200         2,600
                      --            --            16             0            --            --
                   8,645        27,152            17             3        15,400        20,069
                   1,533         4,814            18             1         2,200         3,558
                   1,895         5,953            19             1         2,200         4,400
                      --            --            20             0            --            --
                              --------      --------      --------      --------      --------

  Total                       $ 13,193      $ 41,437             6      $ 22,000      $ 30,627
                              ========      ========      ========      ========      ========

                     SBM Certificate Company and Subsidiary

                SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS

                                                    ADDITIONS
                                          ------------------------------
                                                             CHARGED
                            BEGINNING     CHARGED TO         TO OTHER
      DESCRIPTION            OF YEAR        EXPENSE          ACCOUNTS        DEDUCTIONS       END OF YEAR
------------------------   -----------    ----------       -------------     ----------       -----------

Valuation allowance on
  deferred tax assets
  year ended
  December 31,
    2003                   $ 1,164,718    $        --      $ 1,851,081(1)    $        --      $ 3,015,799
    2002                   $   778,122    $        --      $   386,596(1)    $        --      $ 1,164,718
    2001                   $   206,455    $        --      $   571,667(1)    $        --      $   778,122
    2000                   $        --    $        --      $   206,455(1)    $        --      $   206,455

Valuation allowance on
  shareholder receivable
  year ended
  December 31,
    2003                   $ 1,218,181    $   141,392(2)   $        --       $ 1,359,573(2)   $        --
    2002                   $   812,218    $   405,963(2)   $        --       $        --      $ 1,218,181
    2001                   $   342,236    $   469,982(2)   $        --       $        --      $   812,218
    2000                   $        --    $   342,236(2)   $        --       $        --      $   342,236

(1) The valuation allowance was increased as a result of establishing a full valuation allowance on deferred tax assets for capital loss carryforwards and NOL carryforwards.

(2) See Note 14 of the Notes to the Consolidating Financial Statements for the year ended December 31, 2003.