Form 10-Q
period 2004-03-31
SBM CERTIFICATE CO
filed 2004-05-14
CIK 870398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: March 31, 2004

                        Commission filed number: 811-6268

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

      As of May 14, 2004, 250,000 shares of the registrant's common stock were outstanding; all of which are privately owned and not traded on a public market.

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of March 31, 2004
             (unaudited) and December 31, 2003................................................3

        Condensed Consolidated Statements of Operations for the three months ended
             March 31, 2004 (unaudited) and March 31, 2003 (unaudited)........................4

        Condensed Consolidated Statements of Cash Flows for the three months ended
             March 31, 2004 (unaudited) and March 31, 2003 (unaudited)........................5

        Notes to Consolidated Financial Statements ...........................................6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................................9

Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................15

Item 4  CONTROLS AND PROCEDURES..............................................................16

Part II. OTHER INFORMATION...................................................................16

Item 1. LEGAL PROCEEDINGS ...................................................................16

Item 6. EXHIBITS AND REPORTS ON FORM 8-K REPORTS.............................................16

SIGNATURES ..................................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SBM Certificate Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                           March 31, 2004   December 31, 2003
                                                           --------------   -----------------
ASSETS                                                      (unaudited)
 Cash and investments
   Available-for-sale securities
    (amortized cost: $3,506,636 and $6,705,325)             $  3,565,087       $  6,900,227
   Mortgage notes held for sale                                6,434,375          8,195,803
   Mortgage notes held for investment                          7,801,779          7,795,206
   Investments in real estate partnerships                    10,348,492          9,736,335
   Real estate tax lien certificates                             365,682            460,252
   Real estate owned                                           2,300,169          2,285,509
   Residual mortgage certificate                               2,935,180          2,685,180
   Property, net                                                 120,851            121,679
   Certificate loans                                              70,917             69,738
   Cash and cash equivalents                                     901,884          1,392,115
                                                            ------------       ------------
     Total cash and investments                               34,844,416         39,642,044
                                                            ------------       ------------
   Dividends and interest receivable                             476,105            382,268
                                                            ------------       ------------
      Total qualified assets                                  35,320,521         40,024,312
 Other assets
   Related party receivable                                      218,966            219,371
   Fixed assets, net                                             144,423            108,648
   Goodwill                                                    9,032,609          9,032,609
   Intangible - registration statement                           755,202            755,202
   Intangible - client list, net                                 870,967            893,299
   Deferred acquisition costs, net                                40,459                802
   Other assets                                                  125,638            137,401
                                                            ------------       ------------
TOTAL ASSETS                                                $ 46,508,785       $ 51,171,644
                                                            ============       ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Statutory certificate liability                              32,522,637         32,912,452
 Additional certificate liability                              3,183,229          3,029,970
 Warehouse line of credit                                             --          1,222,000
 Subscription and note payable                                 1,980,645          4,902,802
 Accounts payable and other liabilities                          342,386            614,308
 Related party payable                                               385             49,130
                                                            ------------       ------------
   Total liabilities                                          38,029,282         42,730,662
                                                            ------------       ------------
Shareholder's equity (deficit)
 Common stock, $1 par value; 10,000,000 shares
   authorized; 250,000 shares issued and outstanding             250,000            250,000
 Additional paid-in capital                                    9,270,080          8,615,080
 Accumulated comprehensive income (loss), net of taxes            58,451            194,902
 Accumulated deficit                                          (1,099,028)          (619,000)
                                                            ------------       ------------
   Total shareholder's equity (deficit)                        8,479,503          8,440,982
                                                            ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)        $ 46,508,785       $ 51,171,644
                                                            ============       ============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    SBM Certificate Company and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          -----------------------------
                                                                              2004              2003
                                                                          -----------       -----------
Investment income
 Interest and dividend income                                             $    51,511       $   141,162
 Other investment income                                                       15,490            23,261
 Loan fee income                                                                   --            75,173
 Mortgage interest income                                                     411,099           465,983
                                                                          -----------       -----------

Total investment income                                                       478,100           705,579
                                                                          -----------       -----------

Investment and other expenses
 Administrative services fee                                                  228,200           113,000
 Legal and accounting fees                                                    123,907                --
 Deferred acquisition cost amortization and renewal commissions                37,447            66,221
 Depreciation and amortization expense                                         28,131             7,993
 Other expenses                                                                95,106            61,107
                                                                          -----------       -----------

Total investment and other expenses                                           512,791           248,321
                                                                          -----------       -----------

Interest credited on certificate liability                                    529,772           384,886
                                                                          -----------       -----------

Net investment loss before income taxes
 and realized investment gains (losses)                                      (564,463)           72,372
                                                                          -----------       -----------

Realized investment gains (losses)                                            265,586               (89)
Income tax expense on realized investment gains                                    --                --
                                                                          -----------       -----------

Net investment loss before income taxes                                      (298,877)           72,283
                                                                          -----------       -----------

Other operating income:
 Origination fee income                                                        88,144           129,147
 Gain on sale to investor                                                     135,181           640,743
 Other loan fee income                                                         37,235           131,261
                                                                          -----------       -----------

Total other operating income                                                  260,560           901,151
                                                                          -----------       -----------

Other operating expenses:
 Salaries and commissions                                                     300,240           588,945
 Other expenses                                                               139,712           173,197
 Warehouse interest expense and charges, net                                    1,759            35,498
                                                                          -----------       -----------

Total other operating expenses                                                441,711           797,640
                                                                          -----------       -----------

Net other operating income (loss) before income taxes                        (181,151)          103,511
                                                                          -----------       -----------

Net investment and other operating income (loss) before income taxes         (480,028)          175,794
Income tax expense                                                                 --                --
                                                                          -----------       -----------

Net investment and other operating income (loss)                             (480,028)          175,794
                                                                          -----------       -----------
Non operating expense:
 Reserve for losses - shareholder receivable                                       --          (137,845)
                                                                          -----------       -----------

Net income (loss)                                                         $  (480,028)      $    37,949
                                                                          ===========       ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    SBM Certificate Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)

                                                                                  2004               2003
                                                                              ------------       ------------
Cash flows provided by (used in) operating activities
  Net income (loss)                                                           $   (480,028)      $     37,949
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
    Interest credited on certificate liability                                     529,772            384,886
    Reserve for losses - shareholder receivable                                         --            137,845
    Realized investment (gain) loss                                               (265,586)                89
    Deferral of revenue                                                                 --            359,629
    Deferral of acquisition costs                                                  (41,627)           (13,273)
    Amortization of deferred acquisition costs and renewal commissions               1,970             44,954
    Depreciation and amortization                                                   28,131              7,993
    Decrease in mortgage notes held for sale                                     1,563,811          2,403,374
    Increase in dividends and interest receivable                                  (93,837)           (33,742)
    Increase in shareholder receivable                                                  --           (137,845)
    Changes in other assets and liabilities                                       (207,039)          (309,180)
                                                                              ------------       ------------

       Net cash provided by (used in) operating activities                       1,035,567          2,882,679
                                                                              ------------       ------------

Cash flows from investing activities
   Purchase of available-for-sale securities                                    (1,000,000)                --
   Sales and redemptions of available-for-sale securities                        4,462,268             10,287
   Purchase of mortgage notes receivable                                                --           (937,146)
   Principal payments received on mortgage notes receivable                        197,617          1,342,317
   Cash invested in real estate partnership interest                            (3,000,000)                --
   Proceeds from real estate tax lien certificates                                  94,570            289,482
   Purchase of residual mortgage certificate                                      (250,000)                --
   Principal payments received on residual mortgage certificate                         --             65,601
   Repayment of certificate loans, net                                              (1,179)              (167)
   Purchase of fixed assets                                                        (40,746)            (5,066)
                                                                              ------------       ------------

       Net cash provided by (used in) investing activities                         462,530            765,308
                                                                              ------------       ------------

Cash flows from financing activities
   Amounts paid to face-amount certificate holders                                (766,328)          (572,390)
   Warehouse line of credit borrowings, net                                     (1,222,000)          (754,600)
                                                                              ------------       ------------

      Net cash provided by (used in) financing activities                       (1,988,328)        (1,326,990)
                                                                              ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (490,231)         2,320,997

Cash and cash equivalents, beginning                                             1,392,115          2,230,886
                                                                              ------------       ------------
Cash and cash equivalents, end                                                $    901,884       $  4,551,883
                                                                              ============       ============
Supplemental disclosure of significant noncash investing
  and financing activities:
      Contribution of qualified assets from SBM Financial                     $    655,000       $         --
                                                                              ============       ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SBM CERTIFICATE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2004

1. ORGANIZATION AND ACQUISITION

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

      On November 7, 2003, 1st Atlantic, Geneva and the Chapter 11 Bankruptcy Trustee (the "Trustee"), as representative of the bankruptcy estate of John J. Lawbaugh (the "Estate"), agreed to a settlement proposal for the sale of John J. Lawbaugh's 7,500,000 shares of 1st Atlantic common stock (the "Shares") to Geneva. An emergency motion was filed in Bankruptcy Court on November 10, 2003 for the approval of the sale of the Shares to Geneva under such proposal. On December 2, 2003, the Bankruptcy Court granted the motion approving the settlement proposal for the sale of the Shares free and clear of all liens and ordered the sale of the Shares to take place immediately. On December 5, 2003, the sale of the Shares closed pursuant to the terms of the Stock Purchase Agreement by and between the Trustee and Geneva dated December 2, 2003 (the "Sale Agreement") (the "Acquisition"). The Trustee sold the Shares to Geneva for $2,532,981, which was distributed to 1st Atlantic and the Company in the amounts of $1,175,955 and $1,357,026, respectively, to repay the amounts due from Mr. Lawbaugh to 1st Atlantic and SBM (See Note 4 of the Notes to the Consolidated Financial Statements). In addition, Geneva contributed $3,200,000 as additional paid in capital to 1st Atlantic to resolve the SEC's concerns regarding 1st Atlantic's compliance with the reserve requirements of Section 28 of the 1940 Act. Further, SBM Financial issued debt instruments secured by the common stock of SBM totaling $1,616,772 to certain creditors of the Estate. The debt matures ten years from the date of issuance and has principal and interest payments due semi-annually with interest accruing at the rate of 1.5% per annum. Cash flows generated from the operations of the Company may be a source of funds to pay the interest and principal of the debt as it becomes due. A total of $125,000 was also paid by Geneva to the Trustee and certain other creditors of the Estate. Immediately after closing, Geneva made an additional cash and non-cash contribution to the Company of $1,000,000 cash and a $820,000 partnership interest in two separate real estate investment funds, which was treated as additional paid in capital.

      Geneva obtained funds to acquire the Shares from the issuance of privately placed investment notes to unaffiliated investors. The investment notes provide for a fixed interest rate of 3.75%, payable quarterly, and mature in 2006, three years from the date of the issuance. The funds obtained to acquire the Shares and the additional capital contributed by Geneva after the sale of the Shares may be repaid at their maturity from excess cash flows generated from the operations of the Company.

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

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition and the significant non-cash investing and financing activities related to the
Acquisition:

                                  At December 5, 2003

            Qualified Assets                        $36,599,242
            Other Assets                                612,440
            Due From Shareholder                      1,357,026
            Intangible Assets                         1,648,501
            Goodwill                                  9,032,609
                                                    -----------

                     Total Assets Acquired          $49,249,818
                                                    -----------

            Certificate Liability                   $35,796,218
            Warehouse Line of Credit                  2,068,000
            Other Liabilities                         4,340,520
                                                    -----------

                     Total Liabilities Assumed      $42,204,738
                                                    -----------

                     Net Assets Acquired            $ 7,045,080
                                                    -----------

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

2.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

      The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      The consolidated financial statements include the accounts of SBM and its wholly-owned subsidiaries, ACFC and SBMS I. All significant intercompany balances and transactions have been eliminated.

3.    GOODWILL AND PURCHASED INTANGIBLE ASSETS

      Goodwill for the year ended December 31, 2003 resulted from the Acquisition transaction that closed on December 5, 2003 (See Note 1). In accordance with SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment.

4.    DUE FROM SHAREHOLDER

      Due from shareholder at March 31, 2003 represents amounts paid to John J. Lawbaugh, the majority shareholder of 1st Atlantic, directly or through companies affiliated with Mr. Lawbaugh and other costs incurred by the Company as a result of these payments. As of March 31, 2003, these amounts totaled $1,356,026 and an allowance for uncollectible amounts due from shareholder was recorded for the full amount due with a corresponding charge to operations. As of March 31, 2003, the allowance totaled $1,356,026. In connection with the Acquisition, the due from shareholder at December 5, 2003 of $1,357,026 was paid in full by the Trustee of the Estate from funds from the sale of the Shares (see
Note 1). See in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Significant Events" for further description of due from shareholder.

5.    REGULATORY MATTERS

      The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified assets (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) plus $250,000 ($32.7 million and $33.1 million at March 31, 2004 and December 31, 2003, respectively). The Company had qualified assets (at amortized cost) of $33.1 million and $33.6 million at those respective dates.

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

      Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of the Company were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of March 31, 2004 and December 31, 2003, as shown in the following table. Certain assets on deposit are not considered qualified assets for the purposes of this calculation because they are reserved for the repayment of existing liabilities. Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

                                                                             --------------   -----------------
                                                                             March 31, 2004   December 31, 2003
                                                                             --------------   -----------------
      Total qualified assets on deposit                                       $ 35,103,597       $ 39,759,926

      Less: Qualified assets reserved by warehouse line                       $         --       $ (1,222,000)
      Less: Qualified assets reserved by  subscription and note payable         (1,980,645)        (4,902,802)
                                                                              ------------       ------------

      Total qualified assets                                                  $ 33,122,952       $ 33,635,124
                                                                              ------------       ------------

      Certificate reserve under Section 28(a)                                 $ 32,522,637       $ 32,912,452
      Less: Certificate loans                                                      (68,575)           (69,738)
      Plus: Base capital requirement                                               250,000            250,000
                                                                              ------------       ------------

      Required deposits                                                       $ 32,704,062       $ 33,092,714
                                                                              ------------       ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company consists of SBM, ACFC and SBMS I. Unless otherwise indicated by the context, the terms "Company," "we," "us," or "ours," refers to the consolidated entities of SBM, ACFC and SBMS I. Our executive offices are located at 5101 River Road, Suite 101, Bethesda, Maryland, 20816; our telephone number is 301-656-4200.

      SBM is an issuer of face-amount certificates and is registered under the 1940 Act. ACFC and SBMS I are both wholly owned subsidiaries of SBM. ACFC was formed on March 27, 1997 under the laws of the state of Maryland and SBMS I was formed on July 1, 2003 under the laws of the state of Delaware.

Business

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

      SBM issues various series of single-payment face-amount certificates with guarantee periods of three, five, seven and ten years, respectively. Unless otherwise instructed by the holder, a certificate, by its terms, automatically continues for another guarantee period of the same duration until the certificate's maturity date. The certificates mature no later than 30 years from the date they are issued. The face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities. As indicated below under "Significant Events," SBM suspended the sale of its certificates on August 16, 2002. Any use in this Form 10-Q Quarterly Report of the term "offer," "sale" or "issues" and any discussion in that context, is qualified by such suspension.

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

      Following the 2003 Acquisition, the certificate liability is carried at the account value less an estimate for early surrender charges based on SBM's history with regard to early surrenders. This method is in accordance with accounting principles generally accepted in the United States of America.

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

Competition

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

      As disclosed below in " Significant Events", SBM suspended sales of its face-amount certificates on August 16, 2002 due to the discovery of the Questioned Transactions. When SBM is selling, certificates are sold directly by SBM and through broker-dealers who have entered into selling agreements with SBM. Sales also may be made to members of affinity groups, such as service organizations, non-profit associations and other types of member organizations.

Significant Events

      In 2002, management discovered facts that came to its attention regarding several transactions (the "Questioned Transactions") involving the Company. The Questioned Transactions raised concerns that SBM's then Chairman of the Board and Chief Executive Officer, John J. Lawbaugh, failed to comply with provisions of the 1940 Act prohibiting transactions with affiliated persons of registered investment companies, caused us to fail to comply with disclosure requirements of the Securities Act of 1933 (the "1933 Act") and the Securities Exchange Act of 1934 (the "Exchange Act"), caused us to improperly report asset balances, and diverted cash assets of the Company to himself directly or indirectly during 2000, 2001 and 2002 totaling $1,768,917, of which $900,000 was repaid to the Company by Mr. Lawbaugh in 2002. The balance of $868,917, together with legal and accounting costs incurred because of these matters constitute the amount due from shareholder, which was repaid at the closing of the Acquisition on December 5, 2003 (See Note 1 of the Notes to the Consolidated Financial Statements).

      As a result of the Questioned Transactions, on August 16, 2002, SBM's Board of Directors removed Mr. Lawbaugh from his position as Chairman of the Board and Chief Executive Officer and suspended his authority to act for or bind the Company with respect to any transactions and authorized an investigation into the Questioned Transactions. The investigation was performed by our management under the supervision of two independent directors of the Board (the "Special Committee") and our independent auditors. Our Form 8-K Current Report dated October 3, 2002 describes the findings of the Special Committee created by the Board of Directors to oversee the investigation of Mr. Lawbaugh's transactions, summarizes the nature of the transactions and discusses various related matters. SBM also suspended the sale of its face-amount certificates on August 16, 2002. We restated our financial statements and amended our Form 10-Q Quarterly Reports and Form 10-K Annual Reports filed with the SEC for the periods affected to properly reflect the nature and effect of these transactions. SBM has not yet resumed sales. An amendment to our 1933 Act registration statement for our face-amount certificates is pending at the SEC.

      On November 12, 2002, Mr. Lawbaugh resigned from the Board of Directors and on November 14, 2002, entered into a Stock Escrow Agreement ("Escrow Agreement"). The Escrow Agreement placed Mr. Lawbaugh's shares of 1st Atlantic capital stock, representing majority ownership of 1st Atlantic, into escrow and removed his voting rights associated with the shares. We filed a Form 8-K Current Report dated November 12, 2002, with the SEC on November 27, 2002. That Form 8-K Current Report describes the terms and conditions of the Escrow Agreement. See Note 1 and Note 4 of the Notes to the Consolidated Financial Statements or further description of the due from shareholder.

      The following summarizes the impact of the Questioned Transactions on the Company for the respective periods indicated:

                                YEAR ENDED           YEAR ENDED           YEAR ENDED          YEAR ENDED
                             DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001   DECEMEBR 31, 2000       TOTAL
                             -----------------    -----------------    -----------------   -----------------    -----------
Qualified Assets                $  (141,392)         $   (56,700)         $(1,396,907)        $  (292,236)      $(1,887,235)
Additional Paid in Capital      $        --          $        --          $  (707,550)        $        --       $  (707,550)
Shareholder's Equity            $  (141,392)         $  (265,762)         $(1,146,957)        $  (292,236)      $(1,846,347)
Net Loss                        $  (141,392)         $  (365,763)         $  (439,407)        $  (292,236)      $(1,238,798)

      On May 29, 2003, John Lawbaugh, 1st Atlantic's majority shareholder at the time, filed a petition for relief under Chapter 11 of the United States Bankruptcy Court.

      On November 7, 2003, 1st Atlantic, Geneva and the Trustee of the Estate agreed to a settlement proposal for the sale the Shares to Geneva. An emergency motion was filed in Bankruptcy Court on November 10, 2003 for the approval of the sale of the Shares to Geneva under such proposal. On December 2, 2003, the Bankruptcy Court granted the motion approving the settlement proposal for the sale of the Shares free and clear of all liens and ordered the sale of the Shares to take place immediately. On December 5, 2003, the sale of the Shares closed pursuant to the terms of the Sale Agreement. The Trustee sold the Shares to Geneva for $2,532,981, which was distributed to 1st Atlantic and SBM in the amounts of $1,175,955 and $1,357,026, respectively, to repay the amounts due from Mr. Lawbaugh to 1st Atlantic and SBM (See Note 1 of the Notes to the Consolidated Financial Statements). In addition, Geneva contributed $3,200,000 as additional paid in capital to 1st Atlantic to resolve the SEC's concerns regarding 1st Atlantic's compliance with the reserve requirements of Section 28 of the 1940 Act. Further, SBM Financial issued debt instruments secured by the common stock of SBM totaling $1,616,772 to certain creditors of the Estate. SBM Financial's debt matures ten years from the date of issuance and has principal and interest payments due semi-annually with interest accruing at the rate of 1.5% per annum. Cash flows generated from the operations of the Company may be a source of funds, as a dividend payment to SBM Financial, to pay the interest and principal of the debt as it becomes due. A total of $125,000 was also paid by Geneva to the Trustee and certain other creditors of the Estate. Immediately after closing, Geneva made additional contributions to the Company, consisting of $1,000,000 cash and partnership interests in two separate real estate investment funds totaling $820,000. These contributions were treated as additional paid in capital.

      Geneva obtained funds to acquire the Shares through the issuance of privately placed investment notes to unaffiliated investors. The investment notes provide for a fixed interest rate of 3.75%, payable quarterly, and mature in 2006, three years from the date of the issuance. Excess cash flows generated from the operations of the Company, as dividend payments to SBM Financial and Geneva, may be used to repay the debt incurred by Geneva to acquire the Shares and make the additional capital contributions. Geneva is owned 100% by Eric M. Westbury, Chairman and Chief Executive Officer of SBM.

      The following proforma consolidated balance sheet reflects the impact of the Acquisition on the financial statements of the Company:

                    SBM Certificate Company and Subsidiaries
                  PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                                          Pre-Acquisition       Acquisition            Post-Acquisition
                                                          December 5, 2003        Entries              December 5, 2003
                                                          ----------------     -------------           ----------------
Qualified assets
   Cash and investments
     Available-for-sale securities                          $  6,665,571             42,427      1       $  6,707,998
     Mortgage notes held for sale                              7,587,230             44,959      1          7,632,189
     Mortgage notes held for investment                        7,700,738             94,467      1          7,795,205
     Warehouse line of credit receivable                              --                 --                        --
     Investment in real estate partnerships                    7,903,001                 --                 7,903,001
     Real estate tax lien certificates                           602,609                 --                   602,609
     Real estate owned                                         2,760,509           (475,000)     1          2,285,509
     Residual mortgage certificate                             2,660,409             24,796      1          2,685,205
     Certificate loans                                            68,575                 --                    68,575
     Cash and cash equivalents                                   600,654          1,357,026      2          1,957,680
                                                            ------------       ------------              ------------
       Total cash and investments                             36,549,296          1,088,675                37,637,971
                                                            ------------       ------------              ------------
     Dividends and interest receivable                           318,297                 --                   318,297
                                                            ------------       ------------              ------------

       Total qualified assets                                 36,867,593          1,088,675                37,956,268
Other assets
   Related party receivable                                      254,385             (4,989)     1            249,396
   Fixed assets, net                                             198,684                 --                   198,684
   Investment in subsidiary                                           --                 --                        --
   Goodwill and intangible assets                                591,463           (591,463)     1
                                                                                  3,636,030      1
                                                                                  7,045,080      3         10,681,110
   Deferred acquisition costs, net                               442,308           (442,308)     1                 --
   Due from shareholder                                        1,359,573             (2,547)     1
                                                                                 (1,357,026)     2                 --
   Allowance - due from shareholder                           (1,359,573)         1,359,573      1                 --
   Other assets                                                  164,360                 --                   164,360
                                                            ------------       ------------              ------------
       Total assets                                         $ 38,518,793         10,731,025              $ 49,249,818
                                                            ============       ============              ============

Liabilities
   Statutory certificate liability                          $ 33,788,203          2,008,015      1       $ 35,796,218
   Additional certificate liability                                   --                                           --
   Warehouse line of credit                                    2,068,000                                    2,068,000
   Deferred revenue                                            1,295,890         (1,295,890)     1                 --
   Subscription and note payable                               3,902,802                                    3,902,802
   Accounts payable and other liabilities                        419,634                                      419,634
   Related party payable                                          18,084                                       18,084
                                                            ------------       ------------              ------------
       Total liabilities                                      41,492,613            712,125                42,204,738
                                                            ------------       ------------              ------------
Shareholder's equity
   Common stock, $1 par value; 10,000,000 shares
     authorized; 250,000 shares issued and outstanding           250,000           (250,000)     1
                                                                                    250,000      3            250,000
   Common stock, $2 par value; 10,000 shares
     authorized; 10,000 shares issued and outstanding                 --                                           --
   Additional paid-in capital                                  3,861,818         (3,861,818)     1
                                                                                  6,795,080      3          6,795,080
   Accumulated comprehensive loss, net of taxes                 (246,339)           246,339      1                 --
   Accumulated deficit                                        (6,839,299)         6,839,299      1                 --
                                                            ------------       ------------              ------------

       Total shareholder's equity                             (2,973,820)        10,018,900                 7,045,080
                                                            ------------       ------------              ------------

       Total liabilities and shareholder's equity           $ 38,518,793         10,731,025              $ 49,249,818
                                                            ============       ============              ============

1 - Adjust assets and liabilities to fair value in accordance with SFAS 141

2 - Record receipt of cash for repayment of due from shareholder

3 - To push down unallocated purchase price to reporting unit of value, SBM, in accordance with SFAS 141

Financial Condition, Changes in Financial Condition and Results of Operations For the three months ended March 31, 2004 compared with the three months ended March 31, 2003

      As of March 31, 2004, total qualified assets decreased from 33.6 million at December 31, 2003 to 33.1 million, while required certificate reserves decreased approximately $400,000 from $33.1 million as of December 31, 2003 to $32.7 million as of March 31, 2004.

      Our earnings are derived primarily from net investment income and net other operating income. Net investment income is income earned from invested assets less investment and other expenses and interest credited on the certificate liability. Net other operating income is income earned from the origination of loans in the mortgage lender/broker business less operating expenses. Changes in net investment income are largely due to changes in the rate of return on investments. Changes in net other operating income is attributable to changes in the volume and pricing of loans originated.

      We had net income (loss) of $(480,028) and $37,949 for the three months ended March 31, 2004 and 2003, respectively. The net loss for the three months ended March 31, 2004 stemmed mainly from the net investment loss before income tax of $298,877 and the net other operating loss before income taxes of $181,151. The net investment loss before income taxes for the three months ended March 31, 2004 was due to the combination of investment and other expenses and interest credited on certificate liability exceeding the income generated from the investment portfolio. During the first quarter of 2004, we held several non-revenue producing assets, which had a negative impact on the income generated from the investment portfolio. However, the primary reason for the net losses was the income generated from the investment portfolio was not sufficient to cover the certificate interest costs and the fixed operational costs related to the administrative services fee and legal and accounting fees. When certificate sales resume and the investment portfolio increases, the fixed operational costs will have less of a negative impact on us as there is a larger portfolio of assets generating income to cover the fixed costs. We do not expect a significant increase in fixed costs as the investment portfolio increases. The net income of $37,949 for the three months ended March 31, 2003 was mainly the result of net other operating income before income taxes of $103,511, which was generated from the mortgage company operations.

      Investment income (excluding realized investment gains and losses) for the three months ended March 31, 2004 was $478,100 compared to investment income of $705,579 for 2003. The decrease in investment income was mainly due to the investments in real estate partnerships not producing any return on the investment and one partnership producing a negative return. These partnerships currently are non-revenue producing since they are in their development stage. Upon completion of their development, these assets will begin producing revenue. The development stage for each project varies by project, but ranges from six to eighteen months. We factored in this development stage into the total expected return of the investment prior to investing the funds and determined the risk and return suited our long-term goals. Total investment income plus realized gains for the three months ended March 31, 2004 and 2003 was $743,686 and $705,490, respectively. Investment income plus realized investment gains represents annualized investment yields of 8.91% and 8.53% on average cash and investments of $33.4 million and $33.1 million for the three months ended March 31, 2004 and 2003, respectively.

      Net investment spread, which is the difference between investment income and interest credited on certificate liability, was ($51,672) for the three months ended March 31, 2004 compared to $320,693 in 2003. On an annualized yield basis, these amounts reflect net investment spread of (0.14%) and 3.88%, respectively.

      Interest credited on certificate liability for the three months ended March 31, 2004 and 2003 was $529,772 and $384,886, respectively. These amounts represent annualized average rates of interest credited of 5.92% and 4.65% on average certificate liability of $35.8 million and $33.1 million for 2004 and 2003, respectively. We monitor credited interest rates for new and renewal issues against competitive products, such as bank certificates of deposit. Credited interest rate adjustments (up or down) on new face-amount certificates are made periodically by SBM.

      Investment and other expenses were $512,791 and $248,321 for the three months ended March 31, 2004 and 2003, respectively. The increase in investment and other expenses was mainly the result of an increase in legal and accounting fees and an increase in the administrative services fee paid to SBM's parent, SBM Financial. Legal and accounting fees for the first quarter of 2004 were $123,907 and there was no accrual for legal and accounting fees for the three months ended March 31, 2003. The increase in legal and accounting fees was due to accounting costs increasing for the 2003 year end audit, which was performed and invoiced in first quarter 2004, compared to the 2002 year end audit which was invoiced in the second quarter 2003. After Mr. Lawbaugh's bankruptcy filing on May 29, 2003, any legal and accounting costs could not be charged to Mr. Lawbaugh under Bankruptcy Law. The administrative services fee for 2004 and 2003 was $228,200 and $113,000, respectively. The increase in the administrative services fee was due to SBM Financial receiving cash in the first quarter of 2003 from a subsidiary for an outstanding receivable. The cash received for this receivable was used to fund SBM Financial operating costs, which in turn allowed SBM Financial to lower its administrative services fee for the three months ended March 31, 2003. Other expenses for the three months ended March 31, 2004 and 2003 were $95,106 and $61,107, respectively.

      Net other operating income (loss) before income tax for the three months ended March 31, 2004 and 2003, was ($181,151) and $103,511, respectively. This consists of the mortgage lender/broker operations of ACFC. For the three months ended March 31, 2004 and 2003, other operating income was $260,560 and $901,151, respectively. This income is derived from loan origination fees, gain on sale to investor and other processing and underwriting loan fees relating to originating and brokering loans. The decrease in other operating income for the first quarter 2004 as compared to the first quarter 2003 was due to a decrease in the volume of loans originated. This decreased loan origination volume in 2004 was due to a slight increase in market interest rates from the first quarter 2003, as well as, the sales division of the mortgage operations was restructured in late 2003, which resulted in a significant reduction of staff. Both of these events had a material negative impact on the financial results of ACFC in the first quarter of 2004, causing the net loss. In the first quarter of 2004, ACFC had begun replacing a significant portion of the loan sales staff that was lost in 2003 and intends to continue increasing the sales staff throughout 2004 to increase revenues. For the three months ended March 31, 2004 and 2003, other operating expenses were $441,711 and $797,640, respectively. These expenses consist of salaries and commissions paid in relation to originating and brokering loans and other costs in operating the mortgage company. The decrease in other operating expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, was mainly due to lower commissions paid as a result of a decrease in loan revenues.

      Realized investment gains (losses) were $265,586 and ($89) for the three months ended March 31, 2004 and 2003, respectively. The realized investment gains for the three months ended March 31, 2004 were the result of gains recognized from the sale of certain available for sale securities, which had significant increases in their market value from their amortized cost. Realized investment gains and losses are primarily interest-rate related and attributable to our asset/liability management strategies. We invest in a mixture of investments ranging from fixed maturity securities, equity securities, mortgage notes, real estate, and real estate tax lien certificates. The objective of each investment is to provide reasonable returns while limiting liquidity and credit risks.

      In the event that SBM experiences higher than historical levels of certificate surrenders, SBM might need to liquidate investments other than in accordance with its normal asset/liability management strategy and, as a result, SBM could experience substantial realized investment losses.

      For the three months ended March 31, 2003, reserve for losses - shareholder receivable was $137,845. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Significant Events" for further descriptions of this item.

Liquidity and Financial Resources

      As of March 31, 2004, we had $418,890 of qualified assets in excess of the minimum amount required by the 1940 Act and the rules and regulations promulgated thereunder by the SEC, as computed in accordance with the 1940 Act.

      The primary liquidity requirement of SBM relates to its payment of certificate maturities and surrenders and payment of its legal and accounting costs and administrative services fee. The principal sources of cash to meet such liquidity requirements are investment income and proceeds from maturities and redemptions of investments. SBM will have $9.3 million of certificate principal and interest obligation payments due for the remainder of 2004. However, in 2003, SBM experienced an 84% renewal rate and management expects principal and interest payments to certificate holders to be approximately $1.5 million for the remainder of 2004. In connection with the Acquisition, SBM Financial issued debt instruments totaling $1,616,772 with interest payable semi-annually, beginning June 2, 2004, at a rate of 1.5% per annum. Cash flows generated from the Company may be a source of funds for the service of SBM Financial's debt payments in future years. Principal and interest payments under such debt total $185,322 annually (See Note 1 of the Notes to the Consolidated Financial Statements).

      At March 31, 2004, cash and cash equivalents totaled $901,884, a decrease of $490,231 from December 31, 2003. We aim to manage our cash and cash equivalents position as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, we may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      We have a portion of our portfolio invested in real estate and real estate loans, which, at March 31, 2004, includes $14.2 million of mortgage notes and $2.3 million of real estate owned. Defaults by the borrower on payments due and fluctuations in the value of the underlying real estate represent the greatest risk factor for this investment strategy. However, we mitigate the risk associated with the mortgage notes by investing only in those loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values and safety relative to the market. The mortgage notes must have a loan to value ratio no higher than 80% for the investment to be a qualified asset as defined by the provisions of the Insurance Code at the District of Columbia.

      As of March 31, 2004 we also have investments in real estate partnerships with a carrying value of $10,348,492 and future funding commitments of $1,980,645, which are reflected as subscription and notes payable in the financial statements. These partnerships were formed for the purpose of acquiring and developing residential and commercial real estate. Acquiring or developing commercial and residential real estate has risk related to the construction and the leasing and rental market for the respective properties, since leasing and rental revenue is the source of cash flows for the properties. A strong leasing and rental market could have a positive impact on projected performance, while a weaker leasing and rental market could have a negative impact on future projected cash flows from the investment. The partnership guidelines have certain requirements on the type and quality of the real estate to be acquired or developed. By investing in markets with low leasing vacancy rates, high quality real estate and partnering with other groups with extensive building management experience, we are able to moderate the risk for such investments in relation to the expected return.

      We also invest in real estate tax lien certificates, which have a balance of $365,682 at March 31, 2004. The greatest risk associated with this investment is the time and costs of the foreclosure process when amounts remain unpaid beyond the Company's aging policy. The risk is mitigated by our first priority lien on the property on which the tax is owed, and our general policy of securing these investments, in most circumstances, only with properties in which the amount paid by us to acquire the certificates is less than 10% of the market value of the property that secures the investment.

      Our ownership in residual mortgage certificates was $2.9 million at March 31, 2004 and represents a subordinate ownership interest in a trust (the "Trust") that owns a pool of residential mortgages. We assume the risk of default on the mortgages held within the Trust. Defaults of principal and interest by borrowers will adversely affect our return on this investment. A reserve for defaults was calculated into the original purchase price to account for the risk of loss on the investment. In addition, risk of loss is lessened by the weighted average loan to value ratio on the underlying mortgage notes as compared to the real estate securing the note being approximately 60%.

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

      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

      (a)   EXHIBITS

            (31.1)  Certification of Chief Executive Officer

            (31.2)  Certification of Chief Financial Officer

            (32.1) Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

      (b)   REPORTS ON FORM 8-K

            The Company did not file any reports on Form 8-K during the three months ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2004.

Date: May 14, 2004                        SBM CERTIFICATE COMPANY


                                          /s/ Eric M. Westbury
                                          --------------------------------------
                                          Chief Executive Officer


Date: May 14, 2004                        /s/ Trey Stafford
                                          --------------------------------------
                                          Chief Financial and Accounting Officer