Form 10-K
period 2007-12-31
SBM CERTIFICATE CO
filed 2008-05-05
CIK 870398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 811-6268

SBM CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Maryland	52 -2250397
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7315 Wisconsin Avenue, Suite 1250 WestBethesda, Maryland	20814 (Zip Code)
(Address of principal executive offices)

(Registrant’s telephone number, including area code)
301-656-4200

Securities registered pursuant to Section 12 (b) of the Act:
None
Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑

As of April 14, 2008, there were 250,000 Common Shares of beneficial interest, par value $1 per share, outstanding. The registrant is a wholly-owned and, subsidiary and therefore, its common stock is not traded on a public market.

Documents Incorporated By Reference
None

PART I

Item 1.	Business

Unless the context otherwise requires or indicates, references in this Annual Report on Form 10-K to “SBM,” “we,” “the Company,” “our,” and “us,” refer to SBM Certificate Company, a Maryland based Investment Certificate Company, together with its consolidated subsidiaries.

Overview

SBM Certificate Company (SBM) is a face-amount certificate company. Its wholly-owned subsidiaries include SBM Mortgage Company ( formerly known as Atlantic Capital Funding Corporation) (“SBM Mortgage”) and SBM Securities I (“SBMS I”). SBM is a wholly-owned subsidiary of SBM Financial, LLC (“SBM Financial”), formerly known as State Bond & Mortgage, LLC (“State Bond”), which is a wholly-owned subsidiary of SBM Financial Group, LLC (“SBM Group”). As of December 31, 2006, SBM Group is wholly-owned by Geneva Capital Partners, LLC (“Geneva”). Our executive offices are located at 7315 Wisconsin Avenue, Suite 1250 W, Bethesda, Maryland 20814; our telephone number is 301-656-4200.

On July 19, 2000, State Bond completed the purchase of all of the outstanding common stock of SBM Certificate Company, a Minnesota corporation (“SBM MN”), from ARM Financial Group, Inc. (“ARM”), a Delaware corporation, to which we refer as the “Purchase.” State Bond effected the Purchase as assignee under a Stock Purchase Agreement, dated March 28, 2000, by and among 1st Atlantic Guaranty Corporation (“1st Atlantic”), a Maryland corporation, and ARM (the “Stock Purchase Agreement”).

As part of the Purchase transactions, SBM MN was merged into SBM. SBM was formed for purposes of re-domiciling SBM MN from Minnesota to Maryland and had nominal assets when organized. SBM succeeded SBM MN, which was a registered face-amount certificate company, as the “registrant” in all filings made by SBM MN under the Securities Act of 1933, as amended (“1933 Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Investment Company Act of 1940, as amended (the “1940 Act”).

On December 17, 2000, 1st Atlantic (now SBMIC) contributed its 100% ownership of SBM Mortgage to SBM. SBM Mortgage is currently a mortgage broker offering conventional and HUD mortgage programs.

1st Atlantic (now SBMIC) became a wholly-owned subsidiary of Geneva on December 5, 2003 and was subsequently renamed SBM Investment Certificates, Inc. (“SBMIC”). SBM and SBMIC are face-amount certificate companies registered as such under the 1940 Act.

Key Dates

1914:	State Bond and Mortgage Company of Minnesota is founded and begins issuing fixed-rate installment certificates with various durations to retail investors.

1940:	State Bond and Mortgage Company registers with the Securities and Exchange Commission (the “SEC”) as a face-amount certificate company under the 1940 Act.

1991:	SBM Certificate Company is created by SBM Company (formerly known as State Bond and Mortgage) to assume its face-amount certificate business.

1995:	ARM Financial Group of Louisville, KY, acquires the financial businesses of SBM Company, including SBM Certificate Company.

1998:	1st Atlantic Guaranty Corporation is established by a group of entrepreneurs and becomes the first new face-amount certificate company to issue certificates in more than a decade.

2000:	1st Atlantic forms a new operating company that would become known as SBM Financial, LLC, to acquire SBM Certificate Company from ARM.

2002:	SBM Mortgage Company’s (“SBM Mortgage”) operation, originally known as Atlantic Capital Funding Corporation, expands to seven states in the mid-Atlantic. Between 2000 and 2004, the mortgage operation originated more than $431.6 million in loans.

2003:	Geneva Capital Partners, LLC a Maryland-based investment holding company owned and controlled by SBM President and CEO Eric M. Westbury, acquires the controlling shareholder interest in 1st Atlantic, including SBM Financial and its face-amount certificate and mortgage businesses (the “2003 Acquisition”).

2005:	SBM Financial Group, LLC is established and becomes the sole parent company of SBM Financial, LLC. The SBM organization becomes certified as a minority-owned business. SBM Capital Management, LLC, established in July 2003 becomes the organization’s institutional asset manager. SBM Capital Management, LLC and SBM Financial, LLC are registered with the SEC as investment advisers.

2005:	SBM Capital Management, LLC launches a managed account program and begins managing outside institutional assets.

2008:	SBM Financial, LLC launches and begins managing two new mutual funds, the SBM Strategic Income Fund and the SBM Value Fund.

Face-Amount Certificate Company

SBM is an externally-managed face-amount certificate company registered under the 1940 Act that issues and services fixed-rate face-amount certificates. A face-amount certificate is an obligation of the issuer to pay a face, or principal, amount, plus specified interest, to the holder of the certificate. The face-amount may be paid at the end of a certificate’s “guarantee period” or at its “maturity date.” Lesser amounts are paid at such times if all or part of an investment in the certificate is withdrawn prior to maturity or the end of any guarantee period. Interest may be paid quarterly or annually, or may be compounded annually. SBM Financial, an independent adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), serves as investment adviser to SBM. SBM Group currently provides the administrative services necessary for SBM to operate.

SBM issues various series of single-payment face-amount certificates with guarantee periods of three, five, seven and ten years.. Unless otherwise instructed by the holder, a certificate, by its terms, automatically continues for another guarantee period of the same duration until the certificate’s maturity date. The certificates mature no later than 30 years from the date they are issued.

The face-amount certificate operations include issuance of single-payment certificates, the investment of related funds, and other related service activities. The certificates issued by SBM are not insured by any government agency. SBM voluntarily suspended the issuance of its certificates on August 16, 2002 due to the discovery and reporting by Eric M. Westbury, of certain questionable transactions involving SBM’s then Chief Executive Officer, John Lawbaugh. Any use in this Form 10-K Annual Report of the term “offer,” “sale” or “issue” and any discussion in that context, is qualified by such suspension.

SBM periodically declares the interest rates payable for its certificates, which are applicable for the entire guarantee period. The prevailing interest rates available to investors for similar interest-bearing instruments are a primary consideration in deciding upon the interest rates declared. However, SBM has complete discretion as to the interest rates it declares for the certificates. At the end of a guarantee period, the interest rates in effect for the succeeding guarantee period may be greater or lesser than the rates in effect for the expiring guarantee period.

SBM’s net investment income is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed-rate certificate liability, which we refer to as its investment spread. SBM’s net income is determined by deducting investment and other expenses and federal income taxes from the investment spread. The investment spread is affected principally by investment decisions, general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and SBM’s ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on SBM’s earnings.

Following the Purchase on July 19, 2000, a methodology for calculating the certificate liability was adopted and implemented, whereby the certificate liability has been carried at the certificate’s surrender value. Under the 1940 Act, a certificate’s surrender value is the certificate’s account value (principal plus accrued and payable interest, if any), less the early surrender charge applicable to the certificate.

Following the 2003 Acquisition, the certificate liability for GAAP reporting purposes has been carried at the account value less an estimate for early surrender charges based on SBM’s history with regard to early surrenders. SBM believes this method is in accordance with accounting principles generally accepted in the United States.

SBM maintains reserves for its certificate obligations in accordance with Section 28 of the 1940 Act. Under Section 28 of the 1940 Act, SBM is permitted to invest a portion of its portfolio equal to the required reserve amount only in cash or other assets that constitute “qualified investments,” as defined in Section 28. See “Regulation” below for more information on the reserve requirements under the 1940 Act.

SBM — Business Strategy

Although face-amount certificate operations are the primary business of SBM, it seeks to develop additional business lines in order to establish a more-diversified financial services organization. One of SBM’s primary strategies for growth is to continue creating a financial services company, which SBM anticipates will:

•	Create operational and financial economies of scale;

•	Substantially improve profit margins for SBM by consolidating overhead, which will benefit from revenues from other business lines, and establishing an “expense cap” for SBM;

•	Enhance SBM’s ability to cross-sell financial products and services to a growing customer base;

•	Promote customer loyalty; and

•	Enhance the internal rate of return to shareholders.

Investment Advisory Agreement

SBM Financial serves as our investment adviser pursuant to an investment advisory agreement with SBM Financial (the “Investment Advisory Agreement”). SBM Financial is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors and its Investments Committee, SBM Financial manages our day-to-day operations and provides us with investment advisory services. Under the terms of the Investment Advisory Agreement, SBM Financial determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

SBM Financial’s services under the Investment Advisory Agreement are not exclusive, and SBM Financial is free to furnish similar services to other entities so long as its services to us are not impaired. Under the Investment Advisory Agreement, SBM Financial receives a management fee, payable quarterly in arrears, equal to 0.50% of the average daily net asset value of the Company’s assets managed by SBM Financial.

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, is provided by SBM Financial. We are responsible for all other costs and expenses of our operations and transactions.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board of Directors or by the affirmative vote of SBM Financial, our sole stockholder, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, SBM Financial and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it, including without limitation SBM Group, are entitled to indemnification from SBM for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of SBM Financial’s services under the Investment Advisory Agreement or otherwise as an investment adviser of SBM.

Administrative Services Agreement

Pursuant to a separate administrative services agreement (the “Administrative Services Agreement”), SBM Group furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administrative Services Agreement, SBM Group also performs, or oversees the performance of our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports filed with the SEC. In addition, SBM Group assists us in overseeing the preparation and filing of our tax returns, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administrative Services Agreement are based upon our allocable portion of overhead and other expenses incurred by SBM Group in performing its obligations under the Administrative Services Agreement, including a portion of the rent and the compensation of our executive officers and other administrative support personnel. The Administrative Services Agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party.

Issuance of Certificates

SBM voluntarily suspended issuance of its face-amount certificates on August 16, 2002 due to Eric M. Westbury’s discovery of certain questionable transactions involving SBM’s then Chief Executive Officer, John Lawbaugh. When SBM resumes issuance of certificates, they will be sold directly by state-registered “issuer agents” and through broker-dealers who have entered into selling agreements with SBM. Sales also may be made to members of affinity groups, such as service organizations, non-profit associations and other types of member organizations.

Our face-amount certificate business competes in general with various types of individual savings products that offer a fixed-rate of return on certificate purchasers’ money, especially insurance, bank and thrift products. Some of these other products are insured by governmental agencies or funds or private third parties at this time. SBM’s certificates are not guaranteed or insured by any governmental agency or fund or independent third party but are supported by reserves required by law. Our ability to offer competitive interest rates, attractive terms, and efficient service is our primary basis for meeting competition.

Regulation

General

Like many financial service companies that offer investment opportunities to the public, we are subject to governmental regulation. As with other companies regulated by the 1940 Act, a face-amount certificate company must adhere to certain substantive regulatory requirements. In general, a majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Furthermore, we are prohibited from protecting any director or officer of SBM against any liability to the company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

As required by Rule 17j-1 under the 1940 Act, we maintain a Code of Ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. In addition, we and our investment adviser, SBM Financial, have adopted and implemented written policies and procedures reasonably designed to prevent, detect and correct violations of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and designated a Chief Compliance Officer to be responsible for administering the policies and procedures.

As a result of our registration under the 1940 Act, we have certain reporting obligations under the Exchange Act, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Exchange Act our annual reports on Form 10-K contain financial statements audited and reported on by our independent registered public accounting firm.

With particular respect to face-amount certificate companies, the 1940 Act and rules issued by the SEC specify certain terms and conditions for face-amount certificates, the method for calculating face-amount certificate reserves, the minimum amounts and types of investments to be deposited with a qualified custodian to support such certificate reserves and a variety of other restrictions.

In particular, Section 28 of the 1940 Act requires that we maintain a portion of our investment portfolio solely in cash or “qualified investments,” as such term is defined in Section 28. Section 28 defines “qualified investments” to include investments of a kind which life insurance companies are permitted to invest in or hold. We refer to the portion of our portfolio that must be held in either cash or qualified investments as our reserves. The required amount of such reserves, which we refer to as the reserve amount, is likewise dictated by Section 28.

We are currently in the process of reviewing our compliance with the applicable requirements under the 1940 Act. See “— 1940 Act Compliance Review.”

Calculation of Required Reserve Amount

In accordance with Section 28, the reserve amount is generally equal to the higher of (i) the surrender value of our outstanding face-amount certificates and (ii) the amount or amounts payable when due under our outstanding face-amount certificates, discounted back to present value at an assumed annual rate of return not exceeding 3.5%. Surrender value is generally equal to a certificate’s account value (principal plus accrued and payable interest, if any), less the early surrender charge applicable to that certificate. Set forth below is an example of the calculation of surrender value for a hypothetical certificate:

Assumptions

Face amount:	$1,000
Interest rate	8.0%
Interest paid:	Annually
Guarantee period:	2 years
Surrender charge:	5.0%

	Surrender Value
	Purchase Date	6 Months	12 Months	18 Months	24 Months

Face amount:	$1,000	$1,000	$1,000	$1,000	$1,000
Interest earned and paid:	—	—	$80	—	$80
Surrender charge:	$(50)	$(50)	$(50)	$(50)	—

Surrender value:	$950	$950	$950	$950	$1,000

Given changes in market interest rates since the adoption of Section 28 in 1940, we are seeking exemptive relief from the SEC to permit us to use a revised discount rate when calculating the second portion of the reserve amount test equal to the rolling average of the initial yields of each issuance of 30-year U.S. Treasury Bonds during the prior 30-year period, which rolling average would be updated annually as of December 31 of each fiscal year. As of December 31, 2007, this revised discount rate would have been approximately 8.25%. Set forth below is an example of the calculation of the required reserve amount for a hypothetical certificate, based on the proposed revised discount rate:

Assumptions

Face amount:	$1,000
Interest rate:	8.00%
Interest paid:	Annually
Guarantee period:	2 years
Discount rate:	8.25%

		Reserve Amount
	Purchase Date	6 Months	12 Months	18 Months	24 Months

Face amount:	$1,000	$1,000	$1,000	$1,000	$1,000
Interest earned and paid:	—	—	$80	—	$80
Account value:	$1,000	$1,000	$1,000	$1,000	$1,000
Applicable discount:	$147	$112	$76	$39	—

Reserve amount:	$853	$888	$924	$961	$1,000

Qualified Investment Determination

Section 28(b) under the 1940 Act makes it unlawful for a face amount certificate company to issue or to sell certificates unless it has, “in cash or qualified investments, assets having a value not less than” the sum of (i) the capital stock amount required under Section 28 ($250,000 in SBM’s case), plus (ii) the amount of certificate reserves calculated in accordance with Section 28(a). Section 28(b) in turn defines the term “qualified investments” to mean “investments of a kind which life insurance companies are permitted to invest in or hold under the provisions of the Code of the District of Columbia.”

For the following reasons, SBM believes that the determination of whether an investment is a “qualified investment” for a face amount certificate company under the 1940 Act should look only to the type of investment to be acquired, and not the value of such investment relative to a face amount certificate company’s total investment portfolio. In the event a diversification test is deemed to apply to face amount certificate companies under Section 28(b), SBM believes that subsequent changes in the valuations of its investment portfolio should not alter the qualification of such investments under Section 28(b).

At the time the 1940 Act was enacted, including Section 28(b) therein, the provisions of the Code of the District of Columbia (the “DC Code”) applicable to life insurance companies limited only the kind of investments such life insurance companies could invest in or hold, but not the amount of specific types of investments that could be invested in or held by such companies. In April 2003, as part of the enactment of the D.C. Investments of Insurers Act of 2002 (the “DCIIA”), the DC Code for the first time imposed general limits on the value of specific types of investments that could be held by life insurance companies. Specifically, the DCIIA imposed a diversification test which placed percentage limitations on specific types of investments that could be held by life insurance companies in the District of Columbia. The DCIIA is a product of the D.C. Council and the D.C. Mayor. At the time the 1940 Act was enacted, only Congress had the authority to adopt revisions to the DC Code, suggesting that Congress did not intend to cede to the District of Columbia authority to amend Section 28(b) or otherwise to legislate or to regulate face amount certificate companies. SBM therefore does not believe the revisions to the DC Code enacted through the DCIIA should be viewed as imposing a diversification requirement under Section 28(b) of the 1940 Act. Specifically, SBM believes that Section 28(b) restricts only the types of investments that a face amount certificate company may invest in or hold, but that Section 28(b) should not be interpreted to impose a diversification test limiting the percentage of a face amount certificate company’s aggregate investments that may be comprised of a specific type of investment.

Notwithstanding the foregoing, in the event the diversification test set forth in the DCIIA could be deemed to apply to face amount certificate companies, SBM believes that the qualified status of each investment under Section 28(b) and the DCIIA should be evaluated as of the time of investment, rather than on an ongoing basis. Specifically, DC Code Section 31-1371.03, which governs general investment qualifications for domestic insurers in the District of Columbia, evaluates the appropriateness of the acquisition or holding of an investment based upon the attributes of that investment “at the time of acquisition.” Further, DC Code Section 31-1372.02, which governs the investment practices of domestic life insurers in the District of Columbia, tests whether an investment is qualified by evaluating the status of the portfolio “as a result of and after giving effect to the investment.” Neither provision suggests that the qualification of an investment should be re-evaluated subsequent to its acquisition, until and unless a further investment is contemplated. An investment that would no longer be considered “qualified” solely as a result of changes in valuation or in the portfolio mix would not lose its “qualified investment” status for purposes of Section 28(b).

1940 Act Compliance Review

In conjunction with the preparation of our audited financial statements included in this Form 10-K, we have initiated a review of our ongoing compliance with the applicable requirements under the 1940 Act. In connection with this review, we have determined that we may be deemed to have violated certain provisions of Section 17 under the 1940 Act relating to custody of our assets and certain prohibitions on transactions with our affiliates. We are taking steps to remedy these matters, and to prevent them from occurring in the future. While we have at all times attempted to act in a manner we believed was consistent with our obligations under the 1940 Act, our 1940 Act compliance review has not yet been completed, and we may discover additional possible violations of the 1940 Act upon completion of our review. While we will promptly correct any such violations that may be discovered during our review, we cannot ascertain at this time the extent of any such violations, or the potential impact any such violations may have on SBM.

Competition

Our primary competitors for investment opportunities include private equity and venture capital funds, other equity and non-equity based investment funds, including business development companies, and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have greater financial and managerial resources than we will have.

SEC Examination and Subsequent Enforcement Actions

In October 2002, the SEC staff (the “Staff”) initiated a regulatory examination of 1st Atlantic. In January 2003, the Staff advised 1st Atlantic that it believed 1st Atlantic’s reserves required to be maintained under the 1940 Act to support 1st Atlantic’s outstanding face-amount certificates were inadequate. In particular, the Staff took the position that 1st Atlantic’s indirect investment in State Bond could not be treated as a qualified investment under the 1940 Act and, therefore, could not be used to satisfy the face-amount certificate reserve requirements of the 1940 Act.

In March 2003, the Staff advised 1st Atlantic that in the absence of satisfactory evidence of an imminent transaction that would restore 1st Atlantic’s reserves, the Staff would recommend to the SEC that a civil injunctive action be brought against 1st Atlantic seeking emergency relief, including among other things, the appointment of a receiver. On April 23, 2003, the SEC filed a complaint in the United States District Court for the District of Maryland (the “District Court”) alleging that 1st Atlantic was in violation of Sections 28(a) and 28(b) of the 1940 Act because it was not maintaining sufficient certificate reserves (the “1st Atlantic Complaint”). Without admitting or denying the allegations of the 1st Atlantic Complaint, 1st Atlantic agreed to the entry of a temporary restraining order enjoining 1st Atlantic from violating Sections 28(a) and 28(b) of the 1940 Act relating to reserves and qualified investments.

On May 29, 2003, John J. Lawbaugh, SBM’s then Chief Executive Officer, and owner of the majority shares of 1st Atlantic, filed a voluntary petition for bankruptcy protection pursuant to Chapter 11 of the United States Bankruptcy Code (Lawbaugh Bankruptcy)

On November 7, 2003, 1st Atlantic, Geneva Capital Partners, LLC (“Geneva”), a Delaware limited liability company wholly-owned by Eric M. Westbury, the current Chairman of the Board, President and Chief Executive Officer of SBM, and certain other parties in interest agreed to a settlement proposal and filed an emergency motion in the Lawbaugh Bankruptcy Court on November 10, 2003 for the approval of the sale of the equity shares of 1st Atlantic to Geneva under that proposal.

On December 5, 2003, Geneva acquired control of the 1st Atlantic and SBM. The SEC Staff participated in the negotiations leading to the terms and consummation of a stock purchase agreement that resulted in the December 5, 2003 sale of 1st Atlantic to Geneva. Prior to the sale of the 1st Atlantic and SBM to Geneva, the parties entered into a settlement proposal with the SEC Staff. After the settlement agreement was implemented and after the completion of the stock purchase agreement, Geneva contributed $3.2 million of cash to 1st Atlantic and $1.5 million in cash to SBM, amounts agreed to by the SEC Staff as being sufficient to replenish reserves for the benefit of certificate holders. The Settlement Agreement was approved and ordered by the Court in the Lawbaugh Bankruptcy after review and consent by the SEC Staff.

Nevertheless, On April 4, 2006, the SEC filed an enforcement action against SBM, SBMIC, and Geneva (collectively, the “Defendants”) and Eric M. Westbury alleging that, since approximately January 2003, 1st Atlantic and SBM had failed to maintain the statutorily required minimum reserves in cash or qualified investments on their outstanding face-amount certificates, other fraudulent interstate transactions and manipulative and deceptive devices, and requesting emergency relief (the “Current SEC Proceeding”).

In its complaint SEC v. SBM Investments Certificates Inc., Civil Action No. 06-866-DKC (U.S.D.C. Md.) (the “SBM Complaint”), the Staff alleged that as of December 31, 2005, SBM’s financial statements reflected that it was below what the Staff believed was the applicable reserve requirement under the 1940 Act. In addition, the Staff claimed that at the time of the SEC’s last examination of its books and records, SBM’s books and records revealed “obstacles” to the company becoming compliant with those reserve requirements, among them:

•	SBM’s year-end financials for 2002, 2003, and 2004 showed losses of approximately $1.6 million, $1.8 million, and $3.3 million, respectively.

•	Delinquent mortgage loans in SBM’s portfolio represented a significant portion of SBM’s total qualified assets.

•	Geneva contributed cash and securities to SBM in an attempt to help SBM comply with applicable reserve requirements and, without these contributions, SBM would not have had the necessary assets to continue as a viable investment company.

•	The majority of SBM’s total investments were unqualified.

A hearing was held on April 4, 2006 before U.S. District Court Judge Deborah K. Chasanow in the District Court. Judge Chasanow did not grant the emergency relief sought by the SEC. Judge Chasanow did, however, order that the Defendants are “to notify the Court and counsel for the SEC immediately upon receiving any demand, from any investor, for payments of any funds . . ., and enjoined [the Defendants] from making any payment based on such demand for a period of seven days from the date of notification to the Court and counsel for the SEC . . . “ (the “Freeze Order”). Further, Judge Chasanow issued an order on May 12, 2006 that expanded the Freeze Order to include interest payments in addition to demand payments.

On February 23, 2007, Judge Chasanow ruled on the SEC’s motions for preliminary and injunctive relief. In her ruling, Judge Chasanow further expanded the Freeze Order and denied the injunctive relief that the SEC had sought against SBM. SEC v. SBM Investment Certificates, Inc., 2007 U.S. District LEXIS 12685 (Feb. 23, 2007). As a result of the Freeze Order, SBM has not been free to conduct business in the ordinary course, and has not been able to pay principal and interest on certificates as they would have come due in the ordinary course.

On February 5, 2008, Judge Chasanow directed that the civil litigation be referred to a Magistrate Judge for mediation purposes. A mediation is set to commence at the end of May 2008 before Judge William Connelly, United States Magistrate Judge for the District of Maryland. The primary purpose of the mediation, which may take several sessions, is to resolve any and all outstanding issues concerning SBM, including any compliance issues that the SEC may wish to raise with SBM, including any raised herein.

Once the investment companies are able to improve liquidity through sales of current investments, SBM is hopeful that the Court will lift its order and allow the resumption of interest and principal payments to face-amount certificate holders.

Mortgage Services

SBM Mortgage is a mortgage broker and a former lender of mortgage loan products primarily for residential properties. Between 2000 and 2004, the mortgage operations originated more than $673.2 million in loans. Those loans originated as a lender were generally sold to investors who pooled them for sale in the secondary markets. From 2002 to 2004, SBM Mortgage was approved as a non-supervised lender by the United States Department of Housing and Urban Development (“HUD”) and operated as a full service mortgage broker and lender during that period. In 2004, SBM Mortgage terminated its lending operations based on a change it perceived was occurring in the mortgage industry that would increase the risk associated with mortgage lending operations.

SBM Mortgage has operated as a mortgage broker since 2000, providing a broad range of commercial and residential mortgage products, including first mortgages, second mortgages and home equity loans to a host of borrowers with a broad range of credit standings.

SBM Mortgage has also increased its focus on originating prime and sub-prime residential mortgages to individual borrowers on a retail basis during this period. Loan officers work directly with mortgage borrowers who can be identified through telemarketing, advertising to include direct mail, promotional materials and educational seminars or referrals through local real estate agents, builders and others (accountants, etc.).

SBM Mortgage’s revenues are generated primarily from the fees it charges borrowers on the origination of mortgage loans through the mortgage brokerage services it provides, and from its lenders on the yield spread premium.

Specific Characteristics of Various Mortgage Loans

Mortgage loans are classified by SBM according to a number of factors related to the borrower and to the underlying property to be financed. These factors are based on government, industry and institutional standards and experience, and are widely employed by mortgage lenders as well as mortgage investors in the secondary trading market. Government agencies classify mortgage loans in order to assess those which qualify for certain government-sponsored programs and enable purchasers of mortgages to resell them in the form of asset-backed securities. These classifications help create and maintain a substantial liquid secondary market for these financial assets. This liquidity in turn ensures that lenders and borrowers will be able to access the mortgage market.

The Company’s brokers follow guidelines established by various government agencies and institutional investors. Loan applications are classified according to certain characteristics such as collateral, loan size, various debt ratios, LTV, credit history and term of the loan. Loan applicants with less than favorable credit ratings may be offered loans with higher interest rates, lower LTV, and higher origination fees than applicants with more favorable credit ratings. These higher fees reflect the higher risks associated with these loans.

The Company has established classifications with respect to the credit profiles of loans to sub-prime borrowers based on certain of the applicant’s characteristics. Each applicant for a sub-prime loan is placed into one of four letter credit risk categories, credit grade “A” through “D”. Ratings are based upon a number of factors, including the applicant’s credit history, the value of the property and the applicant’s employment status, and are subject to the discretion of SBM’s underwriting staff. Terms of loans made by SBM, as well as the maximum LTV and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees.

The following table shows mortgage loan origination volume for each of the 5 years ended December 31, 2006, 2005, 2004, 2003 and 2002. It is noteworthy to mention the significant occurrences that impacted SBM, including the mortgage operation, during this period.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002

Total Loans:
Volume	$17,404,4966	$33,355,4318	$29,555,574,0	$167,503,4402	$425,414,0790
Number of loans	72	171	141	780	1,961
Average loan size	$241,729	$195,061	$209,614	$214,748	$216,937

Marketing

The primary audience of SBM Mortgage’s marketing programs have been primarily residential home owners and home buyers. SBM Mortgage has used a combination of direct marketing and third party contacts through real estate professionals, such as real estate brokers, attorneys, accountants, and financial planners to develop new business.

The Company’s marketing programs have included market-sensitive advertising in key newspapers and other publications, public relations, promotional materials customized for consumers and real estate professionals, specific materials supporting particular product promotions, educational seminars, trade shows, telemarketing, and sponsoring or promoting other special events. SBM Mortgage has also conducted seminars in conjunction with other real estate professionals, targeting potential home buyers.

Growth Strategy

Over the next several years, SBM’s primary focus will be to increase profits through controlled growth. SBM Mortgage’s growth strategy includes expanding SBM Mortgage’s operations in its market (VA/MD/DC/DE) by developing strategic alliances with financial institutions and mortgage bankers and brokers.

Competition

The mortgage banking industry is highly competitive across the United States and within the states where SBM Mortgage conducts business. SBM Mortgage’s competitors include other local mortgage brokers, financial institutions such as other mortgage bankers, state and national commercial banks, savings and loan associations, credit unions, insurance companies, and other finance companies. Most of these competitors are substantially larger and have considerably greater financial, technical, and marketing resources than SBM Mortgage.

Competition in the mortgage banking industry can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, and interest rates. SBM Mortgage believes that it is able to compete on the basis of providing prompt and responsive service.

Since a significant investment is required to establish a network of retail branches, potential barriers to market entry exist for any company seeking to provide a full range of mortgage broker services.

Information Systems

SBM Mortgage continues to design and integrate into its operations the ability to access critical information for management on a timely basis. The Company uses various software programs designed specifically for the mortgage lending industry. The information system provides weekly and monthly detailed information on loans in process, fees, commissions, closings, detailed monthly financial statements and all other aspects of running and managing the business.

Private Placement Notes

SBMS I was formed as a “special purpose entity” for the purpose of issuing privately placed investment notes to accredited investors. The investment notes represent an obligation of SBMS I to pay the investor its principal investment plus accrued interest at its maturity date. Proceeds from the issuance of the investment notes will be invested in real estate, mortgage notes, fixed maturity and equity securities. The Company as of December 31, 2006 had not issued any privately placed investment notes.

Re-Emergence Plan

The Current SEC Proceeding has placed an enormous burden on SBM and its affiliated entities, its management, employees, broker-dealers and broker-dealer representatives. The settlement of the Current SEC Proceeding will create an opportunity for SBM to rebuild its relationships with its certificate holders and the investing community to which it has provided its services. In addition, the rebuilding will extend to the global financial services community with which SBM has had relationships prior to this chapter of its existence.

SBM’s goals for its certificate holders after the successful resolution of the Current SEC Proceeding, the outcome of which cannot be predicted at this time, are as follows:

1.	To pay all interest payments due to certificate holders.

2.	To pay all requests for redemption by certificate holders who choose not to maintain their certificates after the resolution of the Current SEC Proceeding

3.	To pay all commissions owed to our broker-dealers.

4.	To re-establish an effective Registration Statement to enable SBM to effect the sale of face-amount certificates.

5.	To rebuild SBM’s reputation as a provider of fixed income investments, mortgages and asset management.

6.	To effect the successful implementation of SBM’s business plan that was curtailed by the matters of the post 2003 acquisition and the Current SEC Proceeding.

The strategy for achieving these goals is outlined in the plan below.

As of March 31, 2008 SBM Certificate Company has $666,217 of unpaid interest payments, $6,065,825 of unpaid requested early redemptions and $9,117,903 of unpaid request for redemptions from certificates that have become due in the ordinary course of business.

SBM Certificate Company

	Demands for Early	Ordinary Course of
	Redemption of	Business — Principal and	Ordinary Course of
	Principal and Interest	Interest	Business — Interest

Total (as of 3/31/2008)	$6,065,825	$9,117,903	$666,217

As of March 31, 2008, SBM Investment Certificates has $11,956 of unpaid interest payments, $11,320 of unpaid requested early redemption and $166,875 of unpaid request for redemptions from certificates that have become due in the ordinary course of business.

SBM Investment Certificates

	Demands for Early	Ordinary Course of
	Redemption of	Business — Principal and	Ordinary Course of
	Principal and Interest	Interest	Business — Interest

Total (as of 3/31/2008)	$11,320	$166,875	$11,956

Face-amount certificates that will become due in the ordinary course of business in fiscal year 2008 have a total principal amount of $8,161,982, plus $293,595 of interest to be distributed.

SBM Certificate Company		SBM Investment Certificates
	Ordinary Course of		Ordinary Course of
	Business Guaranty		Business Guaranty
Year	Period End	Year	Period End

2008	$8,161,982	2008	$128,147
2009	$1,122,054	2009	$2,516,894
2010	$144,526	2010	$113,956
2011	$5,237,971	2011	$—
2012	$3,292,888	2012	$—
2013	$12,371	2013	$—
2014	$291,752	2014	$—
2015	$167,682	2015	$—
2016	$96,742	2016	$—

Total	$18,527,968	Total	$2,758,997

The Company anticipates meeting these obligations through an infusion of capital from Geneva. On March 14, 2008, Geneva and SBM Group executed a Term Sheet with a Texas real estate company that is currently in the registration process to become an OTC:BB publicly-traded fully reporting company (“Investor”).

The Term Sheet, which “is intended for discussion purposes only and is not an offer for the purchase or sale of [SBM Group’s] securities,” anticipates that the Investor will enter into a secured commercial loan agreement with Geneva whereby Investor will make two commercial loans to Geneva, each one for $5 million in tranches of $500,000, in the form of a note convertible into convertible preferred shares of SBM Group. The Term Sheet also includes other anticipated terms of the convertible debt such as interest rate, conversion features, and fees.

The Term Sheet further anticipates that (a) SBM Group shall convert to a corporate form by way of conversion or merger and (b) thereafter, SBM Group will have the opportunity (“put”), to sell up to $20 million of its common stock over a 36 month period in tranches of $500,000. The Term Sheet includes anticipated terms of the “put” purchase price of securities and other relevant terms.

The March 2008 Term Sheet states a target closing date of April 1, 2008, on a best-efforts basis subject to compliance with the orders of the court in the SEC proceeding. The Company now anticipates that a definitive agreement will be executed in May 2008.

The Term Sheet includes various other terms and conditions. Among other things, it anticipates that Investor will have representation on the Board of Directors of SBM Group. Until the definitive agreements have been executed there can be no assurance that definitive funding arrangements can be made and/or closing with respect thereto will occur.

SBM plans to redeem certificate accounts in an orderly fashion, remitting oldest requests first, until all requests are paid. This process is expected to begin approximately 9 months after any settlement of the Current SEC Proceeding. The Company plans to pay all unpaid interests due immediately following any settlement and expects to maintain a regular schedule thereafter.

It is important to note that at this time SBM does not plan to liquidate assets to repay these obligations. It will, however, reposition its balance sheet through the strategic sales of assets that will add to the liquid assets available to address any redemption request.

As noted above, much of what SBM plans to do going forward depends upon the outcome of the Current SEC Proceeding. SBM cannot assure when, or if, it will be successful in reaching a settlement with respect to the pending SEC legal proceeding. In addition, even if SBM successfully reaches a settlement, SBM cautions you that the plans discussed above represent only its anticipated plans for operating subsequent to any settlement. SBM cannot assure you that it will be able to successfully implement the above-referenced plans in the manner it has contemplated, or that its plans will not be changed as a result of external factors, including the lack of necessary financing, an erosion in the value of our existing portfolio of investments, or other general economic factors present at the time we complete any such settlement.

1940 ACT COMPLIANCE

The following chart reflects SBM’s compliance (as of and through December 31, 2006) with Section 28 of the 1940 Act. Based on the proposed reserve methodology discussed above under “Regulation,” SBM has maintained $6,548,692, $1,646,681, and $1,936,654 in excess of its reserve requirement for fiscal years 2004, 2005 and 2006, respectively.

Reserve Requirement/Qualified Asset Chart
FY 2004 thru FY 2006

	FY 2004	FY 2005	FY 2006

Account Values
Compounded 500 Series	$25,302,760	$23,363,177	$23,995,335
Annual 500 Series	$3,545,447	$3,237,591	$3,362,588
Quarterly 500 Series	$3,187,235	$2,941,057	$3,030,802
Paid-Up Bonds	$1,662,548	$1,664,700	$1,656,884
Installment Certificates	$339,353	$305,209	$284,180
Income Coupons	$303,997	$306,823	$330,394
Unlocated Certificates	$2,218	$2,218	$2,149

Total Account Value	$34,343,558	$31,820,776	$32,662,332

Calculated Reserve Amounts(1)
Compounded 500 Series	$19,014,250	$17,376,739	$18,233,905
Annual 500 Series	$2,714,784	$2,489,708	$2,695,159
Quarterly 500 Series	$2,361,741	$2,221,450	$2,369,724
Paid-Up Bonds	$1,662,548	$1,664,700	$1,656,884
Installment Certificates	$339,353	$305,209	$284,180
Income Coupons	$303,997	$306,823	$330,394
Unlocated Certificates	$2,218	$2,218	$2,149

Total Calculated Reserve Requirement	$26,398,891	$24,366,847	$25,572,395

Surrender Value
Compounded 500 Series	$21,630,830	$19,813,611	$19,650,253
Annual 500 Series	$3,266,824	$2,982,007	$3,038,173
Quarterly 500 Series	$2,814,510	$2,755,407	$2,758,725
Paid-Up Bonds	$1,662,548	$1,664,700	$1,656,884
Installment Certificates	$339,353	$305,209	$284,180
Income Coupons	$303,997	$306,823	$330,522
Unlocated Certificates	$2,218	$2,218	$2,149

Total Surrender Value	$30,020,279	$27,829,975	$27,720,886

Total Qualified Assets(2)	$36,568,971	$29,476,656	$29,657,540

Excess Reserves using Surrender Value	$6,548,692	$1,646,681	$1,936,654

(1)	Calculated Reserve Amounts were calculated using a proposed revised discount rate for purposes of calculating our required reserve amounts under Section 28 of the 1940 Act. The proposed revised discount rate is equal to the rolling average of the initial yields of each issuance of 30-year U.S. Treasury Bonds during the prior 30-year period, which rolling average would be updated annually as of December 31 of each fiscal year. As of December 31, 2007, this revised discount rate would have been equal to 8.25%. See “Regulation.”

(2)	Qualified Assets are based on fair value, calculated in accordance with SFAS 107, as permitted by Section 28 of the 1940 Act. See “Note 11 to the Notes to Consolidated Financial Statements”.

Corporate Information

Our executive offices are located at 7315 Wisconsin Avenue, Suite 1250 West, Bethesda, Maryland 20814, and our telephone number is (301) 656-4200.

Our corporate website is www.sbmfinancial.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is included in this document as an inactive textual reference only and the information contained on our website is not incorporated into this Form 10-K. These reports are also available on the SEC’s website at www.sec.gov.

Employees

We have no employees. Our day-to-day investment operations are managed by our investment adviser, SBM Financial. In addition, we reimburse our administrator, SBM Group, for an allocable portion of expenses incurred by it in performing its obligations under the Administrative Services Agreement, including a portion of the rent and the compensation of our executive officers and other administrative support personnel.

ITEM 1A.	Risk Factors

The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical events. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Relating to Current Litigation

Continued scrutiny resulting from ongoing governmental investigations may have an adverse effect on our business.  We and others have received subpoenas and requests from the SEC’s Division of Enforcement, the Unites States Attorney of Baltimore, Maryland, the United States Attorney General in Washington, D.C. and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees have received notices for voluntary informational interviews from the SEC’s Division of Enforcement, Office of the Inspector General for the Department of Education and the Internal Revenue Service (“IRS”) seeking testimony related to past financial and accounting practices. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. We cannot provide assurance that the effects and results of these or other investigations will not be material and adverse to our business, financial condition, results of operations or cash flows.

The Current SEC Proceeding may require us to further amend or restate our public disclosures.  The Company is engaged in legal proceedings with the SEC as described above. We cannot provide assurance that the resolution of the Current SEC Proceeding will not necessitate further amendments or restatements to our previously-filed periodic reports or lead to some enforcement proceedings against SBM. Final resolution of the Current SEC Proceeding is subject to a number of uncertainties, including the potential for entering into settlement discussions with the Enforcement Staff of the Commission, SBM’s submission of an offer of settlement approved by the SBM Board of Directors, and the Commission’s approval of the settlement offer.

Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.  We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our certificate liability for the foreseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation or investigations. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigation could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our results of operations and cash flows.

Such an outcome could have important consequences to you. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, and other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	restrict our ability to retain current certificate holders;

•	make it more difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness; and

•	increase the difficulty and/or cost to us of refinancing our indebtedness.

Additional negative publicity may adversely affect our business.  As a result of the SEC’s action, we have been the subject of continuing negative publicity focusing on these actions. This negative publicity has contributed to significant declines in our mortgage business and reduction of our certificate holders, and has brought increased regulatory scrutiny upon us from various non-related government agencies. Additional negative publicity related to current senior corporate management’s actions could have a material adverse effect on our results of operations and cash flows and the ability of SBM to obtain external financing if sought.

Our Senior Corporate Management team is required to devote significant attention to matters arising from the Current SEC Proceeding.  We cannot provide assurance that the accompanying distractions related to matters arising from the Current SEC Proceeding will not adversely affect our results of operations.

Risks Relating to Our Businesses

We may not have cash available to fully satisfy our obligations to make payments of principal and interest on each Payment Date.  We intend to generate cash by investing in income producing investments and by the purchase and sale of qualified investments. However, you can have no assurance that SBM Financial will be able to manage our investments in a manner that generates sufficient cash to enable us to satisfy our obligations to make payments of principal and interest when due.

We may be required to liquidate assets in order to pay amounts due on the face-amount certificates currently outstanding.  We may be required to liquidate all or a portion of our assets at certain times in order to raise funds necessary to pay amounts of principal and interest due on face-amount certificates upon maturity or at times when principal and interest are otherwise due on such face-amount certificates. Such liquidations may be required at times when only unattractive liquidation values are available, and thus may materially adversely affect our financial condition. We may be unable to liquidate assets on terms that enable us to meet our obligations as they become due.

We may issue additional debt.  We have the ability, and may determine it is in our best interest, to borrow additional funds or issue additional note securities in the future. You can have no assurance that the face-amount certificates will be our only outstanding debt or that our assets will not be encumbered by other debt in the future.

Our investments in real estate and real estate partnerships are subject to risks.  Real estate investments, which represent a significant portion of our portfolio, are subject to the risks generally incident to the ownership of real property, including liquidity, the need to meet fixed obligations, uncertainty regarding adverse local market conditions due to zoning laws, neighborhood characteristics, interest rates, availability of mortgage funds, changes in real estate property tax rates and other operating expenses, governmental rules and fiscal policies, and other factors which are beyond our control. We may be unable to resell real estate assets at a profit as a result of adverse conditions in local real estate markets or other factors or the imposition of regulations governing the use of the properties that have an adverse impact on the value of the assets. Many of these inherent risks may be intensified by economic recession and by other potential economic developments and uncertainties, including the recent downturn in the real estate market generally.

Investments in real property create a potential for environmental liability on the part of the owner of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from our investment properties, the owner or operator of the property (including Geneva) may be held strictly liable for all costs and liabilities relating to such hazardous substances.

Ownership and operation of real estate involves certain risks that may be beyond our control, including:

•	adverse changes in general or local economic conditions;

•	adverse changes in local conditions, such as excessive building resulting in an oversupply;

•	reduction in the appeal of particular types of properties;

•	reduction in the cost of operating competing properties or decreases in employment that reduce the demand for properties in the area;

•	the possible need for unanticipated design changes;

•	adverse changes in surrounding land values;

•	adverse changes in zoning laws, other laws and regulations and real property tax rates;

•	damage from earthquakes or other natural disasters (which may result in uninsured losses);

•	acts of God (which may result in uninsured losses);

•	acts of terrorism (which may result in uninsured losses);

•	the availability and expense of liability insurance; and

•	our ability to adequately maintain our property pending sale.

There can be no assurance that any property will be promptly sold to ensure sustained operations or allow adequate cash flows.

Our investment in construction and development activities, if any, will expose us to certain risks such as cost overruns, carrying costs, availability and costs of materials and labor, weather conditions and government regulation. Additionally, our investment in any construction and development activities may require that we provide funding for costs in connection with the design and implementation of any development and costs in connection with performing certain oversight and review functions, including costs for reviewing construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations.

Undeveloped land and development properties involve more risk than properties on which development has been completed. Undeveloped land and development properties do not generate any operating revenue, while costs are incurred to develop the properties. In addition, undeveloped land and development properties incur expenditures prior to completion, including property taxes and development costs. Also, construction may not be completed within budget or as scheduled and projected sales prices may not be achieved and other unpredictable contingencies beyond our control could occur. We will not be able to recoup any of such costs until such time as these properties or units are sold. Accordingly, the greater the length of time it takes to develop or dispose of these properties, or such parcels, the greater will be the costs incurred by SBM without the benefit of income from these properties, which may adversely affect our ability to successfully develop additional properties. Furthermore, the ultimate disposition price of these properties may be less than our costs incurred with respect thereto.

Our financial condition and results of operations may be adversely affected by market fluctuations and other economic factors.  Economic and market conditions and fluctuations in interest rates affect the market value of our investment portfolio. Although we seek to control this interest rate risk, the value of our investment portfolio may decrease during periods of sharp changes in interest rates. If we had to sell assets to meet liquidity needs at such a time, we could recognize losses on the sale of such assets. These losses could reduce the overall capital resources available to provide a source of funds for our operations.

Some of our investments are relatively illiquid.  There may be a limited trading market for many of the assets currently in our portfolio and in certain instances there may be effectively no trading market therefore. Our investment in illiquid assets may restrict our ability to dispose of such investments in a timely fashion and for an attractive price. Illiquid assets may trade at a discount from comparable, more liquid investments.

In addition, our transfer of certain assets will be subject to the satisfaction of legal requirements applicable to transfers that do not require registration or qualification under the 1933 Act or any applicable state securities laws and upon satisfaction of certain other provisions of the respective agreements pursuant to which the collateral assets were issued. It is expected that such transfers will also be subject to satisfaction of certain other transfer restrictions. The existence of such transfer restrictions will negatively affect the liquidity of, and consequently the price that may be realized upon a sale of, such securities.

The illiquidity of assets and the restrictions on transfer of assets, in each case as described above, may affect the value of and the amount and timing of receipt of proceeds from the sale of assets in connection with the exercise of remedies following an event of default.

We could be adversely affected by operating and originating loans with in a specific geographic region.  A majority of our mortgage brokerage business is geographically concentrated in certain states, including Delaware, Maryland, Virginia and the District of Columbia. Any adverse economic conditions or a tightening of credit standards caused by the current sub-prime crisis or otherwise in these markets could cause the number of loans originated to decrease, likely resulting in a corresponding decline in revenues. Also, we could be adversely affected by business disruptions triggered by natural disasters, including the effects of any future hurricanes, or acts of war or terrorism in these geographic areas.

We rely on SBM Group to provide us with administrative services.  We rely upon SBM Group to provide us with management and accounting and tax preparation services, as well as office facilities and personnel, for the conduct of our business under an Administrative Services Agreement. Any material adverse change to SBM Group could therefore have a material adverse effect on our ability to conduct our business.

We are dependent upon SBM Financial’s key management personnel for our future success.  Our success will depend on the financial and managerial expertise of the investment professionals of our investment adviser, SBM Financial. In the event that one or more of the investment professionals of SBM Financial were to leave, SBM Financial would have to re-assign responsibilities internally and/or hire one or more replacement employees and such a loss could have a material adverse effect on our performance.

Our business and growth strategies could be harmed if key personnel terminate their employment with us.  Our success depends, to a significant extent, on the continued services of our President and Chief Executive Officer, Eric Westbury, and the other members of our senior management team who have extensive market knowledge and long-standing business relationships critical to our operations and growth. If any of our senior management team, particularly our President and Chief Executive Officer, left the SBM organization and we failed to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced personnel on acceptable terms, our business, financial condition and results of operations could be adversely affected.

Our investments may not perform as well as past funds managed by SBM Financial.  Prior investment performance of the personnel working for SBM Financial may not be indicative of their performance in managing our assets. The nature of, and risks associated with, the future investment strategies employed by SBM Financial on our behalf may differ substantially from the types of investments and strategies undertaken historically by such personnel and there can be no assurance that investments made on our behalf will perform as well as any past or current funds managed by the personnel employed by SBM Financial.

Conflicts of interest may arise in connection with our relationship with SBM Financial.  Various potential and actual conflicts of interest may arise from the overall advisory, investment and other activities of SBM Financial and its affiliates, including SBM Group, and their respective clients and employees, and from possible transactions between SBM and its affiliates. The following briefly summarizes some of these conflicts, but is not intended to be an exhaustive list of all such conflicts.

SBM Financial serves as our investment adviser. SBM Group, the parent of SBM Financial, serves as our administrator, and provides the administrative services necessary for us to operate. Eric Westbury, our President and Chief Executive Officer, is the sole shareholder of Geneva, the sole member of SBM Group. As a result, he may be deemed to control SBM Group and SBM Financial, its wholly-owned subsidiary.

As a result, conflicts of interest may arise in connection with our relationship with SBM Financial and SBM Group. SBM Financial or any of its various affiliates, including SBM Group, may acquire or sell securities, for its own account or for the accounts of its customers, without either requiring or precluding the purchase or sale of such securities for our account. SBM Financial may, from time to time, purchase the same asset for both us, and either its own proprietary account or the account of one of its affiliates, provided that such acquisitions are conducted in accordance with the 1940 Act.. As a result, conflicts of interest may arise in connection with the allocation of such assets amongst our account and the other accounts controlled by SBM Financial. We cannot assure you that these conflicts will be resolved in our favor.

Subject to compliance with the 1940 Act, SBM Financial may purchase assets from entities which may be affiliates of SBM. For example, we may acquire assets via transactions with Geneva Capital Partners LLC, an affiliate and indirect parent of SBM that makes real estate and equity investments. Any purchases of real estate assets from Geneva Capital Partners which have processing fees included could become the assets of SBM.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

Our executive offices are located at 7315 Wisconsin Avenue, Suite 1250 W, Bethesda, MD 20814. The executive offices are the primary location for SBM Group, SBM Financial and SBM’s executive management, administrative services, investment, accounting, corporate accounting, marketing activities and other support personnel. These offices are leased by SBM Group, which makes them available to SBM under an Administrative Services Agreement. See “Item 13. Certain Relationships and Related Transactions.” We also maintain administrative offices at 125 Minnesota Street, New Ulm, Minnesota. This property is owned by us and has a carrying value of $121,679. We believe our offices are adequate for our current operations.

ITEM 3.	Legal Proceedings

In October 2002, the SEC staff (the “Staff”) initiated a regulatory examination of 1st Atlantic. In January 2003, the Staff advised 1st Atlantic that it believed 1st Atlantic’s reserves required to be maintained under the 1940 Act to support 1st Atlantic’s outstanding face-amount certificates were inadequate. In particular, the Staff took the position that 1st Atlantic’s indirect investment in State Bond could not be treated as a qualified investment under the 1940 Act and, therefore, could not be used to satisfy the face-amount certificate reserve requirements of the 1940 Act.

In March 2003, the Staff advised 1st Atlantic that in the absence of satisfactory evidence of an imminent transaction that would restore 1st Atlantic’s reserves, the Staff would recommend to the SEC that a civil injunctive action be brought against 1st Atlantic seeking emergency relief, including among other things, the appointment of a receiver. On April 23, 2003, the SEC filed a complaint in the United States District Court for the District of Maryland (the “District Court”) alleging that 1st Atlantic was in violation of Sections 28(a) and 28(b) of the 1940 Act because it was not maintaining sufficient certificate reserves (the “1st Atlantic Complaint”). Without admitting or denying the allegations of the 1st Atlantic Complaint, 1st Atlantic agreed to the entry of a temporary restraining order enjoining 1st Atlantic from violating Sections 28(a) and 28(b) of the 1940 Act relating to reserves and qualified investments.

On May 29, 2003, John J. Lawbaugh, SBM’s then Chief Executive Officer, and owner of the majority shares of 1st Atlantic, filed a voluntary petition for bankruptcy protection pursuant to Chapter 11 of the United States Bankruptcy Code (Lawbaugh Bankruptcy)

On November 7, 2003, 1st Atlantic, Geneva Capital Partners, LLC (“Geneva”), a Delaware limited liability company wholly-owned by Eric M. Westbury, the current Chairman of the Board, President and Chief Executive

Officer of SBM, and certain other parties in interest agreed to a settlement proposal and filed an emergency motion in the Lawbaugh Bankruptcy Court on November 10, 2003 for the approval of the sale of the equity shares of 1st Atlantic to Geneva under that proposal.

On December 5, 2003, Geneva acquired control of the 1st Atlantic and SBM. The SEC Staff participated in the negotiations leading to the terms and consummation of a stock purchase agreement that resulted in the December 5, 2003 sale of 1st Atlantic to Geneva. Prior to the sale of the 1st Atlantic and SBM to Geneva, the parties entered into a settlement proposal with the SEC Staff. After the settlement agreement was implemented and after the completion of the stock purchase agreement, Geneva contributed $3.2 million of cash to 1st Atlantic and $1.5 million in cash to SBM, amounts agreed to by the SEC Staff as being sufficient to replenish reserves for the benefit of certificate holders. The Settlement Agreement was approved and ordered by the Court in the Lawbaugh Bankruptcy after review and consent by the SEC Staff.

On April 4, 2006, the SEC filed a complaint in the U.S. District Court for Maryland against SBM Investment Certificates, Inc. (the former 1st Atlantic Guaranty Corporation), SBM Certificate Company (“SBMCC”), Geneva Capital Partners, and Eric Westbury claiming, among other items, that the investment companies were maintaining insufficient reserves and qualified assets as required by federal securities laws. The investment companies denied these claims but have begun a dialogue with the SEC with the intention of reaching a settlement in the near future.

1. For several months prior to April 2006, the Philadelphia staff of the SEC had been conducting an investigation of the operations of SBMIC and SBMCC. SBM had produced documents to the SEC, but no depositions were taken.

2. On April 4, 2006, the SEC filed a Complaint in the U.S. District Court for the District of Maryland — Greenbelt Division, naming as defendants SBMIC, SBMCC, Geneva and Eric Westbury. The SEC sought emergency relief from the Court.

The Complaint alleges violations of the federal securities laws, including the anti-fraud provisions of the Exchange Act. The SEC sought a temporary restraining order, preliminary injunction, order to show cause, an order freezing assets, the appointment of a receiver, and other relief. You can read the SEC’s Complaint, including its allegations and prayer for relief, and its related press release at www.sec.gov/litigation/litreleases/2006/lr19638.htm.

3. On April 4, 2006, a hearing was held before U.S. District Court Judge Deborah K. Chasanow in Greenbelt, Maryland. The Court did not freeze SBM’s assets or appoint a receiver. The Court did issue an Order having a material effect on SBM and its certificate holders.

In its Order, the Court directed the defendants “. . . to notify the court and counsel for the SEC immediately upon receiving any demand, from any investor, for payment of any funds . . . ” and enjoined the investment companies “. . . from making any payment based on such demand for a period of seven days from the date of notification to the Court and counsel for the SEC . . .” (the Freeze Order). The effect of the Freeze Order, and a May 12, 2006 Memorandum and Order of the Court, was that SBM could no longer pay principal and interest to certificate holders, although interest continues to accrue. SBM has made periodic reports to the Court of demands from certificate holders for payment of any principal and interest.

4. There were two additional hearings before Judge Chasanow on May 12 and June 19, 2006. On May 12, 2006, Judge Chasanow expanded the Freeze Order to include interest payments in addition to demand payments

5. Between mid-2006 and early February 2007, various reports, pleadings and motions were filed with the Court.

6. On February 22, 2007, SBM filed a Status Report with the Court, which contained, among other things, (a) a discussion of business operations, assets and obligations to certificate holders, and (b) a request that the Court’s Orders forbidding payment of interest to certificate holders be modified. You can read the Status Report on SBM’s website.

7. On February 23, 2007, Judge Chasanow issued a 59-page Memorandum Opinion and a two page Order granting and denying various motions made by the parties. The Judge, among other things, ordered that the Court’s April 4 and May 12, 2006 Orders prohibiting payment of principal and interest to certificate holders remain in effect. She also established a procedure for SBMIC and SBM Mortgage to sell assets thus expanding the Freeze Order. The Judge did not appoint a receiver and did not issue a preliminary injunction. As a result of the Freeze Order, SBM has not been free to conduct business in the ordinary course, and has not been able to pay principal and interest on certificates as they would have come due in the ordinary course.

Judge Chasanow addressed each of the parties’ requests and motions in her Memorandum Opinion. First, Judge Chasanow concluded that the SEC “. . . has not yet provided sufficient evidence as to scienter to support an injunction against future violations of the anti-fraud provisions of the securities laws” and “. . . has not provided sufficient evidence that Geneva and Westbury committed securities fraud against the District of Columbia and would commit future securities fraud to justify a preliminary injunction against future violations of the securities fraud provisions.” Second, Judge Chasanow held that “[u]nder the circumstances of this case, appointment of a receiver to provide an accounting of Defendants’ affairs is not necessary to preserve the status quo.” Third, Judge Chasanow held that “. . . the SEC makes a persuasive argument that certificate rollovers constitute the sale or issuance of face-amount certificates under section 28(a)” of the Investment Company Act of 1940. Fourth, Judge Chasanow concluded that the SEC “. . . has made a sufficient showing, at this preliminary stage, that it is likely to prevail on the question of whether Defendants SBMCC and SBMIC are required to maintain qualified reserves under section 28 of the Investment Company Act of 1940” and “. . . has offered sufficient evidence to conclude at this stage that SBMCC and SBMIC have likely violated the qualified reserve requirements and will likely continue to be in violation during the pendency of this action.”

The quotes in the previous paragraph are, of course, a very small part of the 59 page Memorandum Opinion, and you may wish to read the entirety of Judge Chasanow’s views. You can read them at SBM’s website.

8. Following Judge Chasanow’s Memorandum Opinion, preliminary discussions were initiated with the SEC staff toward an amicable resolution of this proceeding. There have been follow-up conversations regarding resolution.

9. On June 22, 2007 the Reznick Group, P.C. and SBM agreed that Reznick would conclude its services as the Company’s independent registered public accounting firm, which agreement was reached after Reznick concluded, in the exercise of its sole discretion and without input from SBM, that risk associated with continuing its engagement with SBM precluded a continued engagement. A Current Report on Form 8-K was filed with the SEC reporting on the resignation of Reznick. You may view a copy of the Form 8-K at
http://www.sec.gov/Archives/edgar/data/870398/000115752307006458/a5437117.txt.

10. On June 22, 2007 the Boards of Directors approved the engagement of RBSM LLP as new independent registered public accountants for the SBM Companies. RBSM has begun its accounting work for the Companies. A Current Report on Form 8-K was filed with the SEC reporting on the engagement of RBSM as new accountants. You may view a copy of the Form at http://www.sec.gov/Archives/edgar/data/870398/000115752307006926/a5449810.txt.

11. On February 5, 2008, Judge Chasanow directed that the civil litigation be referred to a Magistrate Judge for mediation purposes. Mediation is set to commence at the end of May 2008 before Judge William Connelly, United States Magistrate Judge for the District of Maryland. The primary purpose of the mediation, which may take several sessions, is to resolve any and all outstanding issues concerning SBM, including any compliance issues that the SEC may wish to raise with SBM, including any raised herein.

Once the investment companies are able to improve liquidity through sales of current investments, SBM is hopeful that the Court will lift its order and allow the resumption of interest and principal payments to face-amount certificate holders.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

There is no public market or trading in the common stock of SBM, all of which is owned by SBM Financial.

Subject to its obligation to maintain investments in qualified assets as required under Section 28(b) of the 1940 Act, SBM may pay dividends to its parent as declared by its Board of Directors. There were no dividends declared or paid for the years ended December 31, 2004, 2005, 2006 and 2007.

ITEM 6.	Selected Financial Data

The following table contains selected financial data of SBM for the five years ended December 31, 2006. The financial data was derived from our audited financial statements. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, related notes, and other financial information included in this Annual Report.

*	Earnings (loss) per share based on 250,000 shares issued and outstanding.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA
Total investment income	5,852	583	1,198	2,705	2,439
Interest credited on certificate reserves	(1,714)	(1,845)	(2,037)	(2,424)	(1,349)

Net investment spread	4,138	(1,262)	(839)	280	1,090
Total investment and other expenses	(2,030)	(3,083)	(3,212)	(2,160)	(2,951)

Net investment income (loss) before taxes and gains	2,108	(4,345)	(4,051)	(1,879)	(1,861)
Net realized investment gains (losses)	(13)	(428)	237	150	473

Net investment income (loss) before taxes	2,095	(4,773)	(3,814)	(1,729)	(1,388)
Net other operating income (loss)	143	(185)	(326)	(281)	118

Net investment and other operating income (losses)	2,238	(4,958)	(4,140)	(2,011)	(1,270)
Federal income tax (expense) benefit	—	—	1	(15)	—

Net operating income (loss)	2,238	(4,958)	(4,140)	(2,026)	(1,270)
Non-operating expense	(896)	(846)	(1,103)	(461)	(406)

Net income (loss)	1,341	(5,805)	(5,243)	(2,487)	(1,676)

Earnings (loss) per share*	5.36	(23.22)	(20.97)	(9.95)	(6.70)

BALANCE SHEET DATA (END OF PERIOD)
Total assets	37,822	37,493	44,280	50,594	35,115
Total liabilities	35,445	36,631	37,815	42,844	38,696
Shareholder’s equity (deficit)	2,376	863	6,464	7,749	(3,581)

*	Earnings (loss) per share based on 250,000 shares issued and outstanding.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following information should be read in conjunction with the accompanying audited financial statements and related notes included elsewhere in this report. This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict, and which could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our customers’ ability to repay their loans and increase our non-performing assets,

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities,

•	interest rate volatility could adversely affect our results, and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this Form 10-K and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this annual report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K.

Overview

SBM is an externally-managed face-amount certificate company registered under the 1940 Act that issues and services fixed-rate face-amount certificates. SBM Financial, an independent adviser registered under the Advisers Act, serves as investment adviser to SBM. SBM Group provides the administrative services necessary for us to operate.

SBM issues various series of single-payment face-amount certificates with guarantee periods of three, five, seven and ten years, respectively. Unless otherwise instructed by the holder, a certificate, by its terms, automatically continues for another guarantee period of the same duration until the certificate’s maturity date. The certificates mature no later than 30 years from the date they are issued.

The face-amount certificate operations include issuance of single-payment certificates, the investment of related funds, and other related service activities. The certificates issued by SBM are not insured by any government agency. SBM suspended the sale of its certificates on August 16, 2002. Any use in this Form 10-K Annual Report of the term “offer,” “sale” or “issue” and any discussion in that context, is qualified by such suspension.

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

SBM’s gross income is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed-rate certificate liability, which we refer to as its investment spread. SBM’s net income is determined by deducting investment and other expenses and federal income taxes from the investment spread. The investment spread is affected principally by investment decisions, general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and SBM’s ability to respond to changes in such rates. Changes in market interest rates may have a negative impact on earnings.

As of December 31, 2006, 2005 and 2004, our total assets were approximately $37.8 million, $37.5 million and $44.3 million, respectively, while our aggregate certificate liability was approximately $32.6 million, $31.8 million and $34.3 million, respectively. As of the end of the 2006, 2005 and 2004 fiscal years, our outstanding debt obligations, including notes payable but excluding certificate liability, totaled approximately $2.8 million, $4.8 million and $3.5 million, respectively.

Portfolio Review

We invest our assets in accordance with the provisions of the 1940 Act, which requires that we maintain a portion of our investment portfolio solely in cash or “qualified investments,” as such term is defined in Section 28. Section 28 defines “qualified investments” to include investments of a kind which life insurance companies are permitted to invest in or hold under the provisions of the Code of the District of Columbia. We refer to the portion of our portfolio that must be held in either cash or qualified investments as our reserves. The required amount of such reserves, which we refer to as the reserve amount, is likewise dictated by Section 28. In accordance with Section 28, the reserve amount is generally equal to the higher of (i) the surrender value of our outstanding face-amount certificates and (ii) the amount or amounts payable when due under our outstanding face-amount certificates, discounted back to present value at an assumed annual rate of return. Surrender value is generally equal to a certificate’s account value (principal plus accrued and payable interest, if any), less the early surrender charge applicable to that certificate.

Our investment policy is to invest reserves in a variety of investments that diversify risk, provide a reasonable return on investment and allow for liquidity consistent with our cash requirements. Our portfolio as of December 31, 2006 included fixed maturity securities, equity securities, mortgage notes, real estate, real estate partnerships, a residual mortgage certificate and real estate tax lien certificates. We monitor our short-term liquidity needs to ensure that cash flow from investments allows for the payment of all of our obligations due, including expected cash outflow to certificate holders, with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates. In addition, the investment strategy also is designed to provide protection of the investment portfolio from adverse changes in interest rates.

Our investments in available-for-sale securities totaled approximately $59,342 at December 31, 2006, representing approximately 0.2% of our total investment portfolio, compared to approximately 0.4% and 1.0% of our total investment portfolio at December 31, 2005 and 2004, respectively. Available-for-sale securities consist of fixed maturity securities and equity securities. Fixed maturity securities consist of US Treasuries, municipal bonds, mortgage-backed securities, corporate debt and closed-end mutual fund investments. The market value of available-for-sale securities fluctuates with changing economic conditions. Fixed maturity securities are influenced greatly by market interest rates. Corporate debt market value is affected by market interest rates and is also weighed by the performance of the company that issues the debt. Upgrades or downgrades in the rating of a corporate bond will increase or decrease the market value of such investment. Our investments in equity securities are subject to market risk and fluctuations in the market value of the securities. Fluctuations in market value of equity securities affect the yield on the investment and could result in a reduction in the principal amount invested in the security. We take into account the current and expected future market environment in evaluating investment risk and investment yields.

Based on the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classify our fixed maturity and equity securities as available-for-sale. Such securities are carried at fair value and changes in fair value, net of deferred income taxes, are charged or credited directly to shareholder’s equity as Comprehensive Income. Volatility in reported shareholder’s equity occurs as a result of the application of SFAS No. 115, which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values. As a result, adjusting the shareholder’s equity for changes in the fair value of our available-for-sale securities without reflecting offsetting changes in the value of our liabilities or other assets creates volatility in reported shareholder’s equity but does not reflect the underlying economics of SBM’s business.

Our investments in residential and commercial real estate mortgage notes receivable totaled approximately $9.5 million at December 31, 2006, representing approximately 33% of the total investment portfolio, compared to approximately 40% and 44% of our total investment portfolio at December 31, 2005 and 2004, respectively. These real estate mortgage notes are secured by the underlying real property. Our intention is to sell the mortgage notes held for sale to a buyer under certain favorable market conditions.

We hold investments in certain real estate partnerships with a carrying value of approximately $0 at December 31, 2006 and 2005, compared to 4% of our total investment portfolio at December 31, 2004.

We hold an investment in a real estate limited liability corporation (LLC) with a carrying value of approximately $10.2 million at December 31, 2006, representing approximately 36% of the total investment portfolio, compared to approximately 41% and 33% of our total investment portfolio at December 31, 2005 and 2004, respectively.

Our investment in real estate tax lien certificates are comprised of delinquent real estate tax bills purchased from municipalities at a premium. They are generally secured by a first lien on the property on which the tax is owed. In all cases, the certificates are significantly over-collateralized by the underlying property. As of December 31, 2006, the real estate tax lien certificates had a balance of approximately $291,283, or 1.29% of the total investment portfolio, compared to approximately 1.03% and 0.96% of our total investment portfolio at December 31, 2005 and 2004, respectively.

We hold an investment in a residual mortgage certificate with a principal balance of $1.3 million as of December 31, 2006, representing 5.6% of the total investment portfolio, compared to approximately 4.2% and 4.3% of our total investment portfolio at December 31, 2005 and 2004, respectively. The investment was purchased in 2002 and represents an ownership interest in a trust (the “Trust”) that owns a securitized pool of mortgage loans. The residual interest we own is a subordinate interest in the Trust. The individual mortgage notes held in the Trust generate income to the Trust, which then pays certain operating costs of the Trust and pays the owners with a guaranteed interest in the Trust. Any excess income generated after these payments is then paid to us. We will only receive payments if there is cash generated by the Trust in excess of operating costs and payments to guaranteed interest holders.

We also own real estate investments totaling approximately $883,407 as of December 31, 2006, representing approximately 3% of the investment portfolio, compared to approximately 9% and 8% of our total investment portfolio at December 31, 2005 and 2004, respectively.

Results of Operations

SBM’s net income is derived primarily from its yield on investments, or investment income, and realized capital gains (losses), less investment expenses and interest credited on certificate liability reserves. Changes in net income trends occur largely due to changes in investment returns in SBM’s portfolio, from realization of capital gains (losses), and from changes in interest crediting rates to certificate products. SBM follows U.S. generally accepted accounting principles.

Comparison of years ended December 31, 2006 and December 31, 2005

Investment Income

Investment income for the year ended December 31, 2006 was approximately $5.9 million, compared to approximately $582,632 for the year ended December 31, 2005, representing an increase of approximately $5.3 million from the prior year. This amount consisted primarily of interest and dividend income, other investment income, mortgage interest income, and other income, offset by losses on SBM’s investment in SBM Mortgage.

Interest and dividend income was approximately $5.5 million for the year ended December 31, 2006, compared to approximately $258,408 for the year ended December 31, 2005, representing an increase of approximately $5.2 million from the prior year. Mortgage interest income was approximately $388,835 for the year ended December 31, 2006, compared to approximately $321,869 for the year ended December 31, 2005, representing a change of approximately $66,966 from the prior year. Other investment income was approximately

$4,715 for the year ended December 31, 2006, compared to approximately $2,354 for the year ended December 31, 2005, representing a change of approximately $2,361 from the prior year.

Realized Gains (Losses) on Investments

We had realized losses on investments of approximately ($13,457) for the year ended December 31, 2006, compared to approximately ($428,331) for the year ended December 31, 2005, representing a change of approximately $414,874 from the prior year.

Operating Expenses

Operating expenses for the year ended December 31, 2006 were approximately $3.96 million, compared to approximately $5.78 million for the year ended December 31, 2005, representing a change of approximately ($1.8 million) from the prior year. This amount consisted primarily of interest credited on our certificate liability, administrative services fees, legal and accounting fees and other expenses.

Interest credited on our certificate liability was approximately $1.71 million for the year ended December 31, 2006, compared to approximately $1.84 million for the year ended December 31, 2005, representing a change of approximately ($130,775) from the prior year. Administrative services fees were approximately $1.73 million for the year ended December 31, 2006, compared to approximately $2.13 million for the year ended December 31, 2005, representing a change of approximately ($.4) million from the prior year. Legal and accounting fees were approximately $197,821 for the year ended December 31, 2006, compared to approximately $679,398 for the year ended December 31, 2005, representing a change of approximately ($481,577) from the prior year. Other expenses were approximately $214,996 for the year ended December 31, 2006, compared to approximately $847,680 for the year ended December 31, 2005, representing a change of approximately ($632,684) from the prior year.

Net Income/(Loss) From Operations

We had net income from operations of approximately ($1.34 million) for the year ended December 31, 2006, compared to a net loss from operations of approximately ($5.80 million) for the year ended December 31, 2005, representing a change of approximately $7.14 million from the prior year.

Comparison of years ended December 31, 2005 and December 31, 2004

Investment Income

Investment income for the year ended December 31, 2005 was approximately $582,632, compared to approximately $1.20 million for the year ended December 31, 2004, representing a change of approximately ($615,337) from the prior year. This amount consisted primarily of interest and dividend income, other investment income, mortgage interest income, and other income, offset by losses on SBM’s investment in SBM Mortgage.

Interest and dividend income was approximately $258,408 for the year ended December 31, 2005, compared to approximately $419,639 for the year ended December 31, 2004, representing a change of approximately ($161,231) from the prior year. Loan fee income was approximately $0 for the year ended December 31, 2005, compared to approximately $0 for the year ended December 31, 2004, representing no change from the prior year. Mortgage interest income was approximately $321,869 for the year ended December 31, 2005, compared to approximately $696,501 for the year ended December 31, 2004, representing a change of approximately ($374,632) from the prior year. Other income was approximately $2,354 for the year ended December 31, 2005, compared to approximately $81,829 for the year ended December 31, 2004, representing a change of approximately ($79,475) from the prior year.

Realized Gains (Losses) on Investments

We had realized gains on investments of approximately ($428,331) for the year ended December 31, 2005, compared to approximately $236,818 for the year ended December 31, 2004 representing a change of approximately $665,149 from the prior year.

Operating Expenses

Operating expenses for the year ended December 31, 2005 were approximately $5.75 million, compared to approximately $6.30 million for the year ended December 31, 2004 representing a change of approximately ($528,601) from the prior year. This amount consisted primarily of interest credited on our certificate liability, administrative services fees, legal and accounting fees and other expenses.

Interest credited on our certificate liability was approximately $1.85 million for the year ended December 31, 2005 compared to approximately $2.04 million for the year ended December 31, 2004 representing a change of approximately ($192,222) from the prior year. Administrative services fees were approximately $2.13 million for the year ended December 31, 2005 compared to approximately $2.24 million for the year ended December 31, 2004 representing a change of approximately $.01 million from the prior year. Legal and accounting fees were approximately $679,398 for the year ended December 31, 2005 compared to approximately $848,971 for the year ended December 31, 2004 representing a change of approximately ($169,573) from the prior year. Other expenses were approximately $847,680 for the year ended December 31, 2005 compared to approximately $1.05 million for the year ended December 31, 2004 representing a change of approximately ($206,779) from the prior year.

Net/(Loss) From Operations

We had a net loss from operations of approximately ($5.80) million for the year ended December 31, 2005 compared to a net loss from operations of approximately ($5.2) million for the year ended December 31, 2004 representing a change of approximately $.6 million from the prior year.

Liquidity and Capital Resources

As of December 31, 2006, December 31, 2005 and December 31, 2004 we had approximately $1,936,654, $1,646,681 and $6,548,692, respectively, of cash and qualified investments in excess of the minimum reserve amount required by Section 28 under the 1940 Act, as computed in accordance therewith.

During the year ended December 31, 2006, cash and cash equivalents increased from approximately $216,729 at the beginning of the period to approximately $276,300 at the end of the period. Net cash used by operating activities for the year ended December 31, 2006, consisting primarily of the items described in “— Results of Operations,” was approximately $1.6 million. We engaged in no financing activities during the year ended December 31, 2006.

During the year ended December 31, 2005, cash and cash equivalents decreased from approximately $336,495 at the beginning of the period to approximately $216,729 at the end of the period. Net cash used by operating activities for the year ended December 31, 2005, consisting primarily of the items described in “— Results of Operations,” was approximately $3.8 million. We engaged in no financing activities during the year ended December 31, 2005.

Off-Balance Sheet Arrangements

Currently, we do not engage in any off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Contractual Obligations

The following table shows our significant contractual obligations as of December 31, 2006.

	Payments Due by Period
	(In thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Face-amount certificates(1)	$32,662,333	$13,478,961	$9,543,074	$7,273,613	$2,366,685

(1)	Reflects the respective maturity dates of our face-amount certificates outstanding as of December 31, 2006. Face-amount certificates may be redeemed prior to maturity at the end of specified periodic guarantee periods without penalty by the holders thereof, or at any time prior to maturity subject to payment of the surrender charge applicable to such certificate. Amounts listed under “Less than 1 year” include face-amount certificates that have matured or been redeemed prior to December 31, 2006, but which SBM has been prohibited from making payments on as a result of the ongoing SEC legal proceeding.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview.” We incurred approximately $1.73 million for administrative services for the year ended December 31, 2006.

Borrowings

At December 31, 2006, and 2005 and 2004 we had outstanding borrowings of approximately $0, $1.9 million and $1.9 million, respectively. These outstanding borrowings reflected the subscription and note payable to 1800 Park Avenue, LLC. The subscription and note payable was scheduled to accrue interest at a rate of 4% per annum. The note payable and accrued interest was retired as of September 8, 2006 when 1800 Park Avenue, LLC sold its major asset and the related development rights.

The Current SEC Proceeding has placed an enormous burden on SBM and its affiliated entities, its management, employees, broker-dealers and broker-dealer representatives. The settlement of the Current SEC Proceeding will create an opportunity for SBM to rebuild its relationships with its certificate holders and the investing community to which it has provided its services. In addition, the rebuilding will extend to the global financial services community with which SBM has had relationships prior to this chapter of its existence.

SBM’s goals for its certificate holders after the successful resolution of the Current SEC Proceeding, the outcome of which cannot be predicted at this time, are as follows:

1.	To pay all interest payments due to certificate holders.

2.	To pay all requests for redemption by certificate holders who choose not to maintain their certificates after the resolution of the Current SEC Proceeding

3.	To pay all commissions owed to our broker-dealers.

4.	To re-establish an effective Registration Statement to enable SBM to effect the sale of face-amount certificates.

5.	To rebuild SBM’s reputation as a provider of fixed income investments, mortgages and asset management.

6.	To effect the successful implementation of SBM’s business plan that was curtailed by the matters of the post 2003 acquisition and the Current SEC Proceeding.

The strategy for achieving these goals is outlined in the plan below.

As of March 31, 2008 SBM Certificate Company has $666,217 of unpaid interest payments, $6,065,825 of unpaid requested early redemptions and $9,117,903 of unpaid request for redemptions from certificates that have become due in the ordinary course of business.

SBM Certificate Company

Demands for Early
	Redemption of	Ordinary Course of
	Principal and	Business — Principal and	Ordinary Course of
	Interest	Interest	Business — Interest

Total (as of 3/31/2008)	$6,065,825	$9,117,903	$666,217

As of March 31, 2008, SBM Investment Certificates has $11,956 of unpaid interest payments, $11,320 of unpaid requested early redemption and $166,875 of unpaid request for redemptions from certificates that have become due in the ordinary course of business.

SBM Investment Certificates

Demands for Early
	Redemption of	Ordinary Course of
	Principal and	Business — Principal and	Ordinary Course of
	Interest	Interest	Business — Interest

Total (as of 3/31/2008)	$11,320	$166,875	$11,956

Face-amount certificates that will become due in the ordinary course of business in fiscal year 2008 have a total principal amount of $8,161,982, plus $293,595 of interest to be distributed.

SBM Certificate Company

Ordinary Course of
Business Guaranty
Year	Period End

2008	$8,161,982
2009	$1,122,054
2010	$144,526
2011	$5,237,971
2012	$3,292,888
2013	$12,371
2014	$291,752
2015	$167,682
2016	$96,742

Total	$18,527,968

SBM Investment Certificates

Ordinary Course of
Business Guaranty
Year	Period End

2008	$128,147
2009	$2,516,894
2010	$113,956
2011	$—
2012	$—
2013	$—
2014	$—
2015	$—
2016	$—

Total	$2,758,997

The Company anticipates meeting these obligations through an infusion of capital from Geneva. On March 14, 2008, Geneva and SBM Group executed a Term Sheet with a Texas real estate company that is currently in the registration process to become an OTC:BB publicly-traded fully reporting company (“Investor”).

The Term Sheet, which “is intended for discussion purposes only and is not an offer for the purchase or sale of [SBM Group’s] securities,” anticipates that the investor will enter into a secured commercial loan agreement with Geneva whereby Investor will make two commercial loans to Geneva, each one for $5 million in tranches of $500,000, in the form of a note convertible into convertible preferred share of SBM Group. The Term Sheet also includes other anticipated terms of the convertible debt such as interest rate, conversion features and fees.

The Term Sheet further anticipates that (a) SBM Group shall convert to a corporate form by way of conversion or merger, and (b) thereafter, SBM Group will have the opportunity (“put”), to sell up to $20 million of its common stock over a 36 month period in tranches of $500,000. The Term Sheet includes anticipated terms of the “put”, purchase price of securities and other relevant terms.

The March 2008 Term Sheet states a target closing date of April 1, 2008, on a best-efforts basis subject to compliance with the orders of the court in the SEC proceeding. The Company now anticipates that a definitive agreement will be executed in May 2008.

The Term Sheet includes various other terms and conditions. Among other things, it anticipates that Investor will have representation on the Board of Directors of SBM Group. Until the definitive agreements have been executed, there can be no assurance that definitive funding arrangements can be made and/or closing with respect thereto will occur.

SBM plans to redeem certificate accounts in an orderly fashion, remitting oldest requests first, until all requests are paid. This process is expected to begin approximately 9 months after any settlement of the Current SEC Proceeding. The Company plans to pay all unpaid interests due immediately following any settlement and expects to maintain a regular schedule thereafter.

It is important to note that at this time SBM does not plan to liquidate assets to repay these obligations. It will, however, reposition its balance sheet through the strategic sales of assets that will add to the liquid assets available to address any redemption request.

As noted above, much of what the Company plans to do going forward depends upon the outcome of the Current SEC Proceeding. SBM cannot assure when, or if, the Company will be successful in reaching a settlement with respect to the pending SEC legal proceeding. In addition, even if the Company successfully reaches a settlement, the Company cautions that the plans discussed above represent only the Company’s anticipated plans for operating subsequent to any settlement. The Company cannot assure that it will be able to successfully implement the above-referenced plans in the manner it has contemplated, or that its plans will not be changed as a result of external factors, including the lack of necessary financing, an erosion in the value of our existing portfolio of investments, or other general economic factors present at the time the Company complete any such settlement.

1940 Act Compliance

The following chart reflects that SBM Certificate Company has been and is currently (as of December 31, 2006) in compliance with Section 28 of The Investment Company Act of 1940. Based on the proposed reserve methodology submitted to the SEC the chart notes the company has maintained $6,548,692, $1,646,681, and $1,936,654 in excess of the reserve requirement for fiscal years 2004, 2005 and 2006, respectively.

Reserve Requirement/Qualified Asset Chart
FY 2004 thru FY 2006

	FY 2004	FY 2005	FY 2006

Account Values
Compounded 500 Series	$25,302,760	$23,363,177	$23,995,335
Annual 500 Series	$3,545,447	$3,237,591	$3,362,588
Quarterly 500 Series	$3,187,235	$2,941,057	$3,030,802
Paid-Up Bonds	$1,662,548	$1,664,700	$1,656,884
Installment Certificates	$339,353	$305,209	$284,180
Income Coupons	$303,997	$306,823	$330,394
Unlocated Certificates	$2,218	$2,218	$2,149

Total Account Value	$34,343,558	$31,820,776	$32,662,332

Calculated Reserve Amounts(1)
Compounded 500 Series	$19,014,250	$17,376,739	$18,233,905
Annual 500 Series	$2,714,784	$2,489,708	$2,695,159
Quarterly 500 Series	$2,361,741	$2,221,450	$2,369,724
Paid-Up Bonds	$1,662,548	$1,664,700	$1,656,884
Installment Certificates	$339,353	$305,209	$284,180
Income Coupons	$303,997	$306,823	$330,394
Unlocated Certificates	$2,218	$2,218	$2,149

Total Calculated Reserve Amount	$26,398,891	$24,366,847	$25,572,395

Surrender Value
Compounded 500 Series	$21,630,830	$19,813,611	$19,650,253
Annual 500 Series	$3,266,824	$2,982,007	$3,038,173
Quarterly 500 Series	$2,814,510	$2,755,407	$2,758,725
Paid-Up Bonds	$1,662,548	$1,664,700	$1,656,884
Installment Certificates	$339,353	$305,209	$284,180
Income Coupons	$303,997	$306,823	$330,522
Unlocated Certificates	$2,218	$2,218	$2,149

Total Surrender Value	$30,020,279	$27,829,975	$27,720,886

Total Qualified Assets(2)	$36,568,971	$29,476,656	$29,657,540

Excess Reserves using Surrender Value	$6,548,692	$1,646,681	$1,936,654

(1)	Calculated reserve amounts were calculated using a proposed revised discount rate for purposes of calculating our required reserve amounts under Section 28 of the 1940 Act. The proposed revised discount rate is equal to the rolling average of the initial yields of each issuance of 30-year U.S. Treasury Bonds during the prior 30-year period, which rolling average would be updated annually as of December 31 of each fiscal year. As of December 31, 2007, this revised discount rate would have been equal to 8.25%. See “Business — Regulation.”

(2)	Qualified Assets are based on fair value, calculated in accordance with SFAS 107, as permitted by Section 28 of the 1940 Act. See “Note 11 to the Notes to Consolidated Financial Statements.”

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our investments are represented by a mixture of available-for-sale securities (comprised of government and corporate bonds and equity securities), mortgage notes, real estate, real estate partnerships and real estate tax lien certificates. Managing interest rates between those earned on our investments and those paid under the face-amount certificates is fundamental to our investment decisions. Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

To illustrate the potential impact of a change in the underlying interest rate on our net income, we have assumed a 1% increase in the rates payable on our outstanding certificates and those investments we hold with variable interest rates, and no other change in our portfolio as of December 31, 2006. Under this analysis, net income would decrease by approximately $0.3 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments that could affect our net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We regularly analyze interest rate sensitivity and the potential impact of interest rate fluctuations based on a range of different interest rate models. These provide “benchmarks” for assessing the impact on our earnings if rates moved higher or lower than the expected targets set in our investment guidelines. We will continue to formulate strategies directed at protecting earnings for the potential negative effects of changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

Schedules required by Article 6 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements and notes thereto, or elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
SBM Certificate Company

We have audited the accompanying consolidated balance sheets of SBM Certificate Company (the “Company”) as of December 31, 2006, 2005 and 2004, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2006, 2005 and 2004, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBM Certificate Company at December 31, 2006, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.

As discussed in Note 19 to the financial statements, Securities Exchange Commission (“SEC”) filed complaint against the Company alleging non-compliance with the applicable reserve requirement under the 1940 Act subsequently resulting in court directives imposing certain restrictions on the Company to conduct business in ordinary course and mediation set by the court for May 2008. The ultimate outcome of this complaint and resulting court decision, if any, are not known at this time. As discussed in Notes 5, 17 and 19 to the consolidated financial statements, the Company has had significant transactions with the company’s indirect parent, SBM financial Group LLC, which is controlled by the Company’s Chief Executive Officer, Chairman of the Board and principal shareholder. These transactions may have violated the Investment Company Act of 1940. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters.

/s/ RBSM LLP

McLean, Virginia
April 30, 2008

SBM Certificate Company and Subsidiaries

CONSOLIDATING BALANCE SHEETS
December 31, 2006

	SBM Certificate
	Company and	SBM Mortgage	Eliminating
	SBMS I	Corporation	Entries	Totals
Qualified assets
Cash and investments
Available-for-sale securities	$59,342	$—	$—	$59,342
Mortgage notes held for sale	(0)	291,509	—	291,509
Mortgage notes held for investment	9,450,000	—	—	9,450,000
Investments in real estate limited liability companies	10,200,000	—	—	10,200,000
Real estate tax lien certificates	291,283	—	—	291,283
Real estate owned	883,407	—	—	883,407
Residual mortgage certificate	1,267,516	—	—	1,267,516
Certificate loans	73,441	—	—	73,441
Cash and cash equivalents	281,116	160,549	—	441,664
Cash in Trust	4,570,861			4,570,861
Restricted cash	51,364	—	—	51,364

Total cash and investments	27,128,329	452,058	—	27,580,387

Dividends and interest receivable	581,387	22,635	—	604,022

Total qualified assets	27,709,716	474,693	—	28,184,409
Other assets
Related party receivable	2,798,024	46,256	(52,786)	2,791,494
Fixed assets, net of accumulated depreciation of $12,095 & $21,450	269,349	22,290	—	291,639
Investment in subsidiary	(1,502,062)	—	1,502,062	—
Goodwill	5,689,715	—	—	5,689,715
Intangible asset — client list	625,309	—	—	625,309
Deferred acquisition costs, net	161,524	—	—	161,524
Other assets	71,664	5,987	—	77,651

Total assets	$35,823,239	$549,227	$1,449,275	$37,821,741

Liabilities
Certificate liability	$32,662,333	$—	$—	$32,662,333
Accounts payable and other liabilities	598,066	820	—	598,866
Related party payable	186,579	2,050,468	(52,786)	2,184,260

Total liabilities	33,446,978	2,051,288	(52,786)	35,445,480

Shareholder’s equity
Common stock, $1 par value; 10,000,000 shares authorized; 250,000 shares issued and outstanding	250,000	—	—	250,000
Common stock, $2 par value; 10,000 shares authorized; 10,000 shares issued and outstanding	—	20,000	(20,000)	—
Additional paid-in capital	13,066,581	2,324,973	(2,324,973)	13,066,581
Accumulated comprehensive income, net of taxes	168,554	—	—	168,554
Accumulated deficit	(11,108,873)	(3,847,035)	3,847,035	(11,108,873)

Total shareholder’s equity	2,376,262	(1,502,062)	1,502,062	2,376,262

Total liabilities and shareholder’s equity	$35,823,239	$549,227	$1,449,275	$37,821,741

See accompanying notes to consolidating financial statements

SBM Certificate Company and Subsidiaries

CONSOLIDATING BALANCE SHEETS
December 31, 2005

	SBM Certificate
	Company and	SBM Mortgage	Eliminating
	SBMS I	Corporation	Entries	Totals

Qualified assets
Cash and investments
Available-for-sale securities	$115,670	$—	$—	$115,670
Mortgage notes held for sale	0	291,509	—	291,509
Mortgage notes held for investment	11,341,341	—	—	11,341,341
Investments in real estate limited liability companies	12,083,000	—	—	12,083,000
Real estate tax lien certificates	315,690	—	—	315,690
Real estate owned	2,822,194	—	—	2,822,194
Residual mortgage certificate	1,292,997	—	—	1,292,997
Certificate loans	73,441	—	—	73,441
Cash and cash equivalents	4,328	161,037	—	165,365
Restricted cash	51,364	—	—	51,364

Total cash and investments	28,100,025	452,547	—	28,552,572

Dividends and interest receivable	842,959	22,635	—	865,594

Total qualified assets	28,942,984	475,181	—	29,418,166
Other assets
Related party receivable	1,140,168	724	—	1,140,892
Fixed assets, net of accumulated depreciation of $8,194 & $16,918	273,249	28,522	—	301,771
Investment in subsidiary	(1,223,119)	—	1,223,119	—
Goodwill	5,689,715	—	—	5,689,715
Intangible asset — client list	714,639	—	—	714,639
Deferred acquisition costs, net	135,351	—	—	135,351
Other assets	86,676	6,166	—	92,842

Total assets	$35,759,662	$510,593	$1,223,119	$37,493,375

Liabilities
Certificate liability	$31,820,781	$—	$—	$31,820,781
Accounts payable and other liabilities	1,059,239	218	—	1,059,457
Related party payable	133,942	1,733,495	—	1,867,437

Total liabilities	34,896,962	1,733,713	—	36,630,675

Shareholder’s equity
Common stock, $1 par value; 10,000,000 shares authorized; 250,000 shares issued and outstanding	250,000	—	—	250,000
Common stock, $2 par value; 10,000 shares authorized; 10,000 shares issued and outstanding	—	20,000	(20,000)	—
Additional paid-in capital	13,066,581	2,324,973	(2,324,973)	13,066,581
Accumulated comprehensive income, net of taxes	(3,804)	—	—	(3,804)
Accumulated deficit	(12,450,077)	(3,568,092)	3,568,092	(12,450,077)

Total shareholder’s equity	862,700	(1,223,119)	1,223,119	862,700

Total liabilities and shareholder’s equity	$35,759,662	$510,593	$1,223,119	$37,493,375

See accompanying notes to consolidating financial statements

SBM Certificate Company and Subsidiaries
CONSOLIDATING BALANCE SHEETS
December 31, 2004

	SBM Certificate
	Company and	SBM Mortgage	Eliminating
	SBMS I	Corporation	Entries	Totals

Qualified assets
Cash and investments
Available-for-sale securities	$359,756	$—	$—	$359,756
Mortgage notes held for sale	2,609,280	422,952	—	3,032,232
Mortgage notes held for investment	13,215,114	—	—	13,215,114
Investments in real estate partnerships	1,500,000			1,500,000
Investments in real estate limited liability companies	12,083,000	—	—	12,083,000
Real estate tax lien certificates	355,263	—	—	355,263
Real estate owned	2,649,101	525,329	—	3,174,431
Residual mortgage certificate	1,607,034	—	—	1,607,034
Certificate loans	72,604	—	—	72,604
Cash and cash equivalents	141,987	140,883	—	282,869
Restricted cash	53,625	—	—	53,625

Total cash and investments	34,646,764	1,089,164	—	35,735,927

Dividends and interest receivable	803,831	29,213	—	833,044

Total qualified assets	35,450,594	1,118,377	—	36,568,971
Other assets
Related party receivable	589,645	784	—	590,429
Fixed assets, net of accumulated depreciation of $4,254 & $10,090	277,189	46,248	—	323,438
Investment in subsidiary	431,298	—	(431,298)	—
Goodwill	5,689,715	—	—	5,689,715
Intangible asset — client list	803,969	—	—	803,969
Deferred acquisition costs, net	96,802	—	—	96,802
Other assets	196,231	10,000	—	206,232

Total assets	$43,535,444	$1,175,409	$(431,298)	$44,279,555

Liabilities
Certificate liability	$34,343,579	$—	$—	$34,343,579
Subscription and note payable	1,883,000	—	—	1,883,000
Accounts payable and other liabilities	802,322	3,530	—	805,852
Related party payable	42,366	740,581	—	782,946

Total liabilities	37,071,266	744,111	—	37,815,377

Shareholder’s equity
Common stock, $1 par value; 10,000,000 shares authorized; 250,000 shares issued and outstanding	250,000	—	—	250,000
Common stock, $2 par value; 10,000 shares authorized; 10,000 shares issued and outstanding	—	20,000	(20,000)	—
Additional paid-in capital	12,880,081	2,105,173	(2,105,173)	12,880,081
Accumulated comprehensive income, net of taxes	(20,391)	—	—	(20,391)
Accumulated deficit	(6,645,512)	(1,693,875)	1,693,875	(6,645,512)

Total shareholder’s equity	6,464,178	431,298	(431,298)	6,464,178

Total liabilities and shareholder’s equity	$43,535,444	$1,175,409	$(431,298)	$44,279,555

See accompanying notes to consolidating financial statements

SBM Certificate Company and Subsidiaries
CONSOLIDATING STATEMENTS OF OPERATIONS
Year ended December 31, 2006

	SBM Certificate
	Company and	SBM Mortgage	Eliminating
	SBMS I	Corporation	Entries	Totals

Investment income
Interest and dividend income	$5,458,296	$—	$—	$5,458,296
Other investment income	4,715	—	—	4,715
Loss from investment in subsidiary	(278,942)	—	278,942	—
Mortgage interest income	388,835	—	—	388,835

Total investment income	5,572,904	—	278,942	5,851,846

Investment and other expenses
Administrative services fee	1,130,849	600,882	—	1,731,731
Legal and accounting fees	195,381	2,440	—	197,821
Client list amortization	89,330	—	—	89,330
Depreciation expense	3,900	6,831	—	10,731

Total investment and other expenses	1,419,460	610,153	—	2,029,613

Interest credited on certificate liability	1,713,911	—	—	1,713,911

Net investment income (loss) before income taxes and realized investment gains	2,439,533	(610,153)	278,942	2,108,322

Realized investment gains (losses)	(13,457)	—	—	(13,457)

Net investment income(loss) before income taxes	2,426,076	(610,153)	278,942	2,094,865

Other operating income
Origination fee income	11,000	284,094	—	295,094
Other loan fee income	10,202	52,351	—	62,553

Total other operating income	21,202	336,445	—	357,648

Other operating expenses
Other expenses — operating	209,762	5,234	—	214,996
Warehouse interest expense and charges	—	—	—	—

Total other operating expenses	209,762	5,234	—	214,996

Net other operating loss before income taxes	(188,560)	331,211	—	142,651

Net investment and other operating loss before income taxes	2,237,516	(278,942)	278,942	2,237,516
Income tax expense	—	—	—	—

Net investment and other operating loss	2,237,516	(278,942)	278,942	2,237,516

Non operating expense:
Reserve for losses	(896,312)	—	—	(896,312)

Net income (loss)	$1,341,203	$(278,942)	$278,942	$1,341,203

See accompanying notes to consolidating financial statements

SBM Certificate Company and Subsidiaries
CONSOLIDATING STATEMENTS OF OPERATIONS
Year ended December 31, 2005

	SBM Certificate
	Company and	SBM Mortgage	Eliminating
	SBMS I	Corporation	Entries	Totals

Investment income
Interest and dividend income	$255,312	$3,096	$—	$258,408
Other investment income	(8,282)	10,637	—	2,354
Loss from investment in subsidiary	(1,285,757)	—	1,285,757	—
Mortgage interest income	248,049	73,820	—	321,869

Total investment income	(790,679)	87,553	1,285,757	582,632

Investment and other expenses
Administrative services fee	793,862	1,337,352	—	2,131,214
Investor advisory fees	124,009			124,009
Legal and accounting fees	658,576	20,822	—	679,398
Deferred acquisition cost amortization and renewal commissions	36,345	—	—	36,345
Client list amortization	89,330	—	—	89,330
Depreciation expense	3,940	18,341	—	22,282

Total investment and other expenses	1,706,062	1,376,516	—	3,082,578

Interest credited on certificate liability	1,844,686	—	—	1,844,686

Net investment income (loss) before income taxes and realized investment gains	(4,341,427)	(1,288,963)	1,285,757	(4,344,633)

Realized investment gains (losses)	(417,564)	(10,768)	—	(428,331)

Net investment income(loss) before income taxes	(4,758,991)	(1,299,730)	1,285,757	(4,772,964)

Other operating income
Origination fee income	—	573,683	—	573,683
Other loan fee income	12,843	75,866	—	88,708

Total other operating income	12,843	649,549	—	662,391

Other operating expenses
Salaries and commissions	—	584,115	—	584,115
Other expenses — operating	212,105	51,460	—	263,565

Total other operating expenses	212,105	635,576	—	847,680

Net other operating loss before income taxes	(199,262)	13,973	—	(185,289)

Net investment and other operating loss before income taxes	(4,958,253)	(1,285,757)	1,285,757	(4,958,253)
Income tax expense	—	—	—	—

Net investment and other operating loss	(4,958,253)	(1,285,757)	1,285,757	(4,958,253)

Non operating expense:
Reserve for losses	(846,312)	—	—	(846,312)

Net income (loss)	$(5,804,565)	$(1,285,757)	$1,285,757	$(5,804,565)

See accompanying notes to consolidating financial statements

SBM Certificate Company and Subsidiaries
CONSOLIDATING STATEMENTS OF OPERATIONS
Year ended December 31, 2004

	SBM Certificate
	Company and	SBM Mortgage	Eliminating
	SBMS I	Corporation	Entries	Totals

Investment income
Interest and dividend income	$418,957	$682	$—	$419,639
Other investment income	81,787	42	—	81,829
Loss from investment in subsidiary	(1,526,400)	—	1,526,400	—
Mortgage interest income	678,144	18,357	—	696,501

Total investment income	(347,513)	19,081	1,526,400	1,197,969

Investment and other expenses
Administrative services fee	828,000	1,338,325	—	2,166,326
Investor Advisory Fees	69,742			69,742
Legal and accounting fees	836,100	12,871	—	848,971
Deferred acquisition cost amortization and renewal commissions	23,955	—	—	23,955
Client list amortization	89,330	—	—	89,330
Depreciation expense	4,507	9,347	—	13,854

Total investment and other expenses	1,851,634	1,360,543	—	3,212,178

Interest credited on certificate liability	2,036,908	—	—	2,036,908

Net investment income (loss) before income taxes and realized investment gains	(4,236,055)	(1,341,462)	1,526,400	(4,051,117)

Realized investment gains (losses)	236,818	—	—	236,818

Net investment income(loss) before income taxes	(3,999,237)	(1,341,462)	1,526,400	(3,814,299)

Other operating income
Origination fee income	90,000	221,674	—	311,674
Gain on sale to investor	949	110,866	—	111,815
Other loan fee income	27,449	277,537	—	304,986

Total other operating income	118,397	610,077	—	728,474

Other operating expenses
Salaries and commissions	—	580,742	—	580,742
Other expenses — operating	278,314	161,040	—	439,353
Warehouse interest expense and charges	—	34,364	—	34,364

Total other operating expenses	278,314	776,145	—	1,054,459

Net other operating loss before income taxes	(159,916)	(166,068)	—	(325,984)

Net investment and other operating loss before income taxes	(4,159,153)	(1,507,530)	1,526,400	(4,140,283)
Income tax expense	—	569	—	569

Net investment and other operating loss	(4,159,153)	(1,506,962)	1,526,400	(4,139,715)

Non operating expense:
Reserve for losses	(1,083,441)	(19,439)	—	(1,102,879)

Net income (loss)	$(5,242,594)	$(1,526,400)	$1,526,400	$(5,242,594)

See accompanying notes to consolidating financial statements

SBM Certificate Company and Subsidiaries
CONSOLIDATING STATEMENTS OF SHAREHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	SBM CERTIFICATE COMPANY AND SBMS-1					SBM MORTGAGE CORPORATION
			Accumulated									Total
		Additional	Other Com-		Total	Common		Additional		Total		Consolidating
		Paid-in	prehensive	Accumulated	Shareholder’s	Stock		Paid-in	Accumulated	Shareholder’s	Eliminating	Shareholder’s
	Amount	Capital	Income (Loss)	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity	Entries	Equity

Balance at December 31, 2003 (See Note 2)	250,000	8,615,080	194,902	(1,310,560)	7,749,422	10,000	20,000	1,082,548	(112,345)	990,203	(990,203)	7,749,422
Additional paid-in capital-cash		3,257,755			3,257,755			1,022,625		1,022,625	(1,022,625)	3,257,755
Additional paid-in capital-noncash		1,007,247			1,007,247			—		—	—	1,007,247
on available-for-sale securities, net of tax			(215,293)		(215,293)					—	—	(215,293)
Net loss				(5,242,594)	(5,242,594)				(1,526,400)	(1,526,400)	1,526,400	(5,242,594)

Comprehensive loss					(5,457,886)					(1,526,400)	1,526,400	(5,457,886)
Dividends paid				(92,358)	(92,358)				(55,130)	(55,130)	55,130	(92,358)

Balance at December 31, 2004	250,000	12,880,081	(20,391)	(6,645,512)	6,464,178	10,000	20,000	2,105,173	(1,693,875)	431,298	(431,298)	6,464,178
Additional paid-in capital-cash		186,500			186,500			219,800		219,800	(219,800)	186,500
on available-for-sale securities, net of tax			16,587		16,587					—	—	16,587
Net loss				(5,804,565)	(5,804,565)				(1,285,757)	(1,285,757)	1,285,757	(5,804,565)

Comprehensive loss					(5,787,978)							(5,787,978)

Dividends paid				—	—				(588,460)	(588,460)	588,460	—

Balance at December 31, 2005	250,000	13,066,581	(3,804)	(12,450,077)	862,700	10,000	20,000	2,324,973	(3,568,092)	(1,223,119)	1,223,119	862,700
on available-for-sale securities, net of tax			172,358		172,358					—	—	172,358
Net income				1,341,203	1,341,203				(278,942)	(278,942)	278,942	1,341,203

Comprehensive loss					1,513,562							1,513,562
Dividends paid				—	—				—	—	—	—

Balance at December 31, 2006	$250,000	$13,066,581	$168,554	$(11,108,873)	$2,376,262	10,000	$20,000	$2,324,973	$(3,847,035)	$(1,502,062)	$1,502,062	$2,376,262

See accompanying notes to consolidating financial statements.

SBM Certificate Company and Subsidiaries
CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2006

	SBM Certificate
	Company and	SBM Mortgage	Eliminating
	SBMS I	Corporation	Entries	Totals

Cash flows from operating activities
Net income (loss)	$1,341,203	$(278,942)	$278,942	$1,341,203
Adjustments to reconcile net loss to net cash provided by operating activities
Loss from investment in subsidiary	278,942	—	(278,942)	—
Interest credited on certificate liability	1,713,911	—	—	1,713,911
Realized investment gains/losses	13,457	—	—	13,457
Deferral of unrealized gains/losses	158,901	—	—	158,901
Deferral of acquisition costs	(26,174)	—	—	(26,174)
Amortization of deferred acquisition costs and renewal commissions	—	—	—	—
Amortization of client list	89,330	—	—	89,330
Depreciation	3,900	6,831	—	10,731
Decrease (increase) in dividends and interest receivable	261,572	—	—	261,572
Changes in related party receivables	(6,228,717)	(45,532)	—	(6,274,249)
Changes in related party liabilities	52,636	316,973	—	369,610
Changes in other assets	15,012	179	—	15,191
Changes in other liabilities	(2,344,172)	602	—	(2,343,570)

Net cash provided by operating activities	(4,670,197)	111	—	(4,670,086)

Cash flows from investing activities
Sales and redemptions of available-for-sale securities	56,328	—	—	56,328
Increase in mortgages held for investment	1,891,341	—	—	1,891,341
Cash invested in real estate and real estate partnership interests	3,821,786	—	—	3,821,786
Principal payments received on residual mortgage certificate	25,481	—	—	25,481
Proceeds from real estate tax lien certificates	24,408	—	—	24,408
Purchase of fixed assets	(0)	(600)	—	(600)

Net cash provided by (used in) investing activities	5,819,344	(600)	—	5,818,744

Cash flows from financing activities
Amounts paid to face-amount certificate holders	(872,360)	—	—	(872,360)

Net cash used in financing activities	(872,360)	—	—	(872,360)

NET DECREASE IN CASH AND CASH EQUIVALENTS	276,788	(489)	—	276,299
Cash and cash equivalents, beginning	4,328	161,037	—	165,365

Cash and cash equivalents, end	$281,116	$160,549	$—	$441,664

Cash paid for interest	$—	$—	$—	$—

Cash paid for income taxes	$—	$—	$—	$—

Supplemental disclosure of significant noncash investing and financing activities
Contribution of assets	$—	$—	$—	$—

See accompanying notes to consolidating financial statements

SBM Certificate Company and Subsidiaries
CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2005

	SBM Certificate
	Company and	SBM Mortgage	Eliminating
	SBMS I	Corporation	Entries	Totals

Cash flows from operating activities
Net income (loss)	$(5,804,565)	$(1,285,757)	$1,285,757	$(5,804,565)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss from investment in subsidiary	1,285,757	—	(1,285,757)	—
Interest credited on certificate liability	1,844,686	—	—	1,844,686
Realized investment gains/losses	417,564	10,768	—	428,331
Deferral of unrealized gains/losses	(398,715)	(10,768)	—	(409,483)
Deferral of acquisition costs	(74,894)	—	—	(74,894)
Amortization of deferred acquisition costs and renewal commissions	36,345	—	—	36,345
Amortization of client list	89,330	—	—	89,330
Depreciation	3,940	18,341	—	22,282
Decrease in mortgage notes held for sale	2,609,280	131,442	—	2,740,722
Decrease (increase) in dividends and interest receivable	(39,129)	6,579	—	(32,550)
Changes in related party receivables	(550,522)	60	—	(550,463)
Changes in related party liabilities	91,577	992,914	—	1,084,491
Changes in other assets	109,556	3,834	—	113,390
Changes in other liabilities	256,917	(3,312)	—	253,605

Net cash provided by operating activities	(122,874)	(135,899)	—	(258,773)

Cash flows from investing activities
Sales and redemptions of available-for-sale securities	244,086	—	—	244,086
Increase in mortgages held for investment	1,873,773	—	—	1,873,773
Cash invested in real estate and real estate partnership interests	1,326,908	525,329	—	1,852,237
Principal payments received on residual mortgage certificate	314,037	—	—	314,037
Proceeds from real estate tax lien certificates	39,573		—	39,573
Dividends from subsidiary	588,460	—	(588,460)	—
Contributions to subsidiary	(219,800)	—	219,800	—
Purchase of fixed assets	0	(615)	—	(615)
Funding of certificate loans, net	(837)	—	—	(837)

Net cash provided by (used in) investing activities	4,166,199	524,714	(368,660)	4,322,253

Cash flows from financing activities
Amounts paid to face-amount certificate holders	(4,367,483)	—	—	(4,367,483)
Capital contributed to company	186,500	219,800	(219,800)	186,500
Dividends paid	—	(588,460)	588,460	—

Net cash used in financing activities	(4,180,983)	(368,660)	368,660	(4,180,983)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(137,658)	20,155	—	(117,504)
Cash and cash equivalents, beginning	141,987	140,883	—	282,869

Cash and cash equivalents, end	$4,328	$161,037	$—	$165,365

Cash paid for interest	$—	$—	$—	$—

Cash paid for income taxes	$—	$—	$—	$—

Supplemental disclosure of significant noncash investing and financing activities
Contribution of assets	$—	$—	$—	$—

See accompanying notes to consolidating financial statements

SBM Certificate Company and Subsidiaries
CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2004

	SBM Certificate
	Company and	SBM Mortgage	Eliminating
	SBMS I	Corporation	Entries	Totals

Cash flows from operating activities
Net income (loss)	$(5,242,594)	$(1,526,400)	$1,526,400	$(5,242,594)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss from investment in subsidiary	1,526,400	—	(1,526,400)	—
Interest credited on certificate liability	2,036,908	—	—	2,036,908
Realized investment gains/losses	(236,818)	—	—	(236,818)
Deferral of unrealized gains/losses	31,417	—	—	31,417
Deferral of acquisition costs	(119,955)	—	—	(119,955)
Amortization of deferred acquisition costs and renewal commissions	23,955	—	—	23,955
Amortization of client list	89,330	—	—	89,330
Depreciation	4,507	9,347	—	13,854
Decrease in mortgage notes held for sale	3,044,118	2,119,454	—	5,163,572
Decrease (increase) in dividends and interest receivable	(478,571)	272	—	(478,299)
Cash proceeds from maturity of US Treasury note	200,000			200,000
Changes in related party receivables	(356,388)	21,535	—	(334,853)
Changes in related party liabilities	13,734	703,546	—	717,280
Changes in other assets	(55,632)	(16,586)	—	(72,218)
Changes in other liabilities	172,536	(3,758)	—	168,777

Net cash provided by operating activities	652,947	1,307,408	—	1,960,355

Cash flows from investing activities
Sales and redemptions of available-for-sale securities	6,276,955	—	—	6,276,955
Warehouse line of credit fundings and repayments, net	934,750	—	(934,750)	—
Increase in mortgages held for investment	(6,422,489)	—	—	(6,422,489)
Cash invested in real estate and real estate partnership interests	(581,784)	(24,366)	—	(606,150)
Principal payments received on residual mortgage certificate	1,078,146	—	—	1,078,146
Proceeds from real estate tax lien certificates	510,284		—	510,284
Dividends from subsidiary	55,130	—	(55,130)	—
Contributions to subsidiary	(1,022,625)	—	1,022,625	—
Purchase of fixed assets	(94,386)	(12,578)	—	(106,965)
Funding of certificate loans, net	(2,866)	—	—	(2,866)

Net cash provided by (used in) investing activities	731,114	(36,944)	32,745	726,916

Cash flows from financing activities
Amounts paid to face-amount certificate holders	(3,747,159)	—	—	(3,747,159)
Capital contributed to company	4,265,001	1,022,625	(1,022,625)	4,265,001
Warehouse line of credit repayments, net	—	(2,156,750)	934,750	(1,222,000)
Subscriptions and notes payable repayments	(3,000,000)	—		(3,000,000)
Dividends paid	(92,358)	(55,130)	55,130	(92,358)

Net cash used in financing activities	(2,574,516)	(1,189,255)	(32,745)	(3,796,516)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,190,455)	81,210	(0)	(1,109,245)
Cash and cash equivalents, beginning, (See Note 2)	1,332,442	59,673	—	1,392,115

Cash and cash equivalents, end	$141,987	$140,883	$(0)	$282,870

Cash paid for interest	$—	$—	$—	$—

Cash paid for income taxes	$—	$—	$—	$—

Supplemental disclosure of significant noncash investing and financing activities
Contribution of assets	$1,007,247	$—	$—	$1,007,247

See accompanying notes to consolidated financial statements.

SBM Certificate Company

Notes to Consolidated Financial Statements

1 —	Organization and Description of Business

SBM Certificate Company (SBM) is a face-amount certificate company and SBM’s wholly-owned subsidiaries include SBM Mortgage Company ( formerly known as Atlantic Capital Funding Corporation) (“SBM Mortgage”) and SBM Securities I (“SBMS I”). SBM was formed on May 24, 2000 under the laws of the State of Maryland. SBM is a wholly-owned subsidiary of SBM Financial, LLC (“SBM Financial”), formerly known as State Bond & Mortgage, LLC (“State Bond”), which is a wholly-owned subsidiary of SBM Financial Group, LLC (“SBM Group”).

In December, 2003, Geneva Capital Partners, LLC, a Delaware limited liability company (“Geneva”), became the sole member of SBM Financial through a dividend to Geneva of the 100% ownership interest of SBM Financial by 1st Atlantic Guaranty Corporation (“1st Atlantic”). 1st Atlantic was previously the sole member of SBM Financial and its subsidiaries.

In January, 2005 SBM Financial Group, LLC, a Delaware LLC (“SBM Group”) was formed and SBM Financial is a wholly-owned subsidiary of SBM Group. As of December 31, 2006, SBM Group was 100% owned by Geneva, which in turn is wholly-owned and controlled by SBM’s Chief Executive Officer, Eric Westbury.

SBM is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the “1940 Act”). ACFC and SBMS I are both wholly owned subsidiaries of SBM. ACFC was formed on March 27, 1997 under the laws of the state of Maryland and SBMS I was formed on July 1, 2003 under the laws of the state of Delaware. SBM Financial, an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), serves as investment adviser to SBM. SBM Group provides the administrative services necessary for SBM to operate.

Nature of Operations

SBM is engaged in the business of issuing and servicing face-amount certificates. A face-amount certificate is an obligation of the issuer to pay a face, or principal amount, plus specified interest, to the holder of the certificate. Under the certificates, the face-amount may be paid at the end of a certificate’s guarantee period or at its maturity date. Lesser amounts are paid at such times if all or part of an investment in the certificate is withdrawn prior to maturity or the end of any guarantee period. Interest may be paid quarterly or annually, or compounded.

SBM offers various series of single-payment investment certificates. SBM’s face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities. SBM voluntarily suspended sales of its face-amount certificates on August 16, 2002. When SBM resumes sales of certificates, they will be sold directly by state-registered “issuer-agents,” and through broker-dealers who have entered into selling agreements with SBM. Sales also may be made to members of affinity groups, such as service organizations, non-profit associations and other types of member organizations.

SBM Mortgage is a mortgage broker. SBMS I is an issuer of privately placed investment notes to accredited investors, but has not yet completed any offerings to investors.

2 —	Narrative Discussion of Adjustments and Reclassifications

The following narrative explains the combined restatement adjustments and reclassifications to beginning balances as of January 1, 2004.

Increase in Face-Amount Certificate Liability.  Subsequent to the acquisition of SBM by Geneva Capital Partners, LLC (“the Acquisition”) on December 5, 2003, SBM was required to adopt a new methodology for calculating the certificate liability, whereby the certificate liability was carried at an amount equal to 96% of the certificate holders account value. On July 1, 2004 the SEC informed SBM that, through its review of SBM’s

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

financial statements in a Registration Statement on Form S-1, it was determined that the appropriate accounting treatment for the face-amount certificate liability was to carry the certificate liability at the full account value (principal plus accrued interest).

Accordingly, the opening changes as of January 1, 2004 have been reflected below. The effect on long-term liabilities, shareholder’s equity and net income for the respective years is as follows:

Increase/(Decrease) in:	As of January 1, 2004

Goodwill	$101,904
Certificate Liability	$101,904

Decrease in Intangible Assets relating to the “Registration Statement Related Costs” reflected as a purchase price allocation subsequent to the Acquisition.  At the time of the Acquisition, SBM incorrectly recorded an intangible asset of $755,202 for costs that it would have incurred if and when it completed a Registration Statement.

SBM believes that these costs should not have been allocated as a portion of the purchase price and proposes to reverse the intangible asset by $755,202 and increasing goodwill by that amount.

Increase/(Decrease) in:	As of January 1, 2004

Intangible Asset	$(755.202)
Goodwill	$755,202

Reclass Mortgage Notes Held for Investment (“Salem Property”).  SBM has reclassified Salem into two balance sheet accounts: (1) Real Estate Tax Lien Certificates; and (2) Real Estate Owned. As part of its review, SBM discovered that the asset was overstated by $250,000 that had been identified as part of the John Lawbaugh fraud but had not been reclassified at time of acquisition to the John Lawbaugh receivable account. In addition, there were three tax lien certificates that had been redeemed but not removed from the account. SBM believes that these costs should be adjusted in the Statement of Operations as of January 1, 2004.

Increase/(Decrease) in:	As of January 1, 2004

Mortgage Notes Held for Investment	$(1,002,580)
Real Estate Tax Lien Certificates	$405,294
Real Estate Owned	$282,772
Accounts Receivable	$16,281
Retained Earnings	$(298,238)

Reclass Cash and Cash Equivalents to Restricted Cash.  SBM also became aware that it had incorrectly classified certain cash deposits being held with Wells Fargo for the State of Illinois as Cash on the balance sheet of SBM. The total amount of $263,516 is kept and managed by the Treasurer’s Office of the State of Illinois in compliance with Illinois securities regulations. SBM is unable to utilize these funds for any purpose or have control of these funds as they are strictly managed by the Treasurer’s Office and can only be returned to SBM when and if the Company ceases all management and holding of face-amount certificates within that state or liquidates a position. SBM proposes re-classifying $263,516 from “Cash” to “Restricted Cash” as of January 1, 2004.

Increase/(Decrease) in:	As of January 1, 2004

Cash and Cash Equivalents	$(263,516)
Restricted Cash	$263,516

Reduce the value of an investment in a real estate partnership resulting from an impairment analysis. Management performed an evaluation of its investment in real estate partnerships for purposes of determining the implied fair value of the assets. The test indicated that the recorded book value of its investment exceeded its fair value. Management recorded a non-cash impairment charge of $320,000, to reduce the carrying value of the investment to $0. Accordingly, actual results could vary significantly from management’s estimates.

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

Increase/(Decrease) in:	As of January 1, 2004

Investment in real estate partnership	$(320,000)
Retained Earnings	$320,000

Increase in 1800 Harlem Park Investment in Real Estate Limited Liability Corporations (LLC) due to Brownfield Credit Valuation.  As set forth in the footnotes of SBM’s December 31, 2003 financial statements, the Acquisition was accounted for using the purchase method of accounting in accordance with Statements of Financial Accounting Standards (“SFAS”) 141, “Accounting for Business Combinations.” As of January 1, 2004, SBM has adjusted the fair value of its Investment in Real Estate LLC for 1800 Park Avenue, LLC. Following the provisions of SFAS 141 , the asset has been adjusted to reflect the fair value of the related Brownfield tax credits associated with the Investment in Real Estate LLC. The fair value of the Brownfield tax credits, as determined by an independent financial advisory firm as of the date of the Acquisition on December 5, 2003 has been included as of January 1, 2004.

Increase/(Decrease) in:	As of January 1, 2004

Investment in Real Estate LLC	$4,200,000
Goodwill	$(4,200,000)

3 —	Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation — The consolidated financial statements include the accounts of SBM and its wholly-owned subsidiaries, SBM Mortgage and SBMS I. SBM and SBMS I are presented in consolidated form and SBM Mortgage is separately presented in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Use of Estimates — The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Available-for-Sale Securities — Fixed Maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholder’s equity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization or accretion is computed using the interest method and is included in investment income. Anticipated prepayments on mortgage-backed securities are considered in determining the effective yield on such securities.

Cash and cash equivalents — consist of highly liquid investments with maturities of three months or less from the time of purchase

Cash Held in Trust — At December 31, 2006 the Company had $4,570,861 of cash held in financial institutions and funds held in trust by SBM Group, The funds are used to pay for the Company’s administrative services provided to the Company by SBM Group (see Note 5 and 19)

Concentrations of Credit Risks — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of short-term cash investments and notes receivable. Our short-term cash investments are placed with high credit quality financial institutions.

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

Restricted Cash — Restricted cash includes escrow deposits kept and managed by the Treasurer’s Office of the State of Illinois and fluctuates in balance each month as monies are drawn down by the Treasurer as part of SBM’s ability to maintain and sell face-amount certificates within that state. Deposits are typically held in bank checking or investment accounts with original maturities of three months or less.

Mortgage Notes Available for Sale — Mortgage notes receivable held for sale are carried at the lower of cost or market value. Loan origination fees and discount points paid by borrowers and the incremental direct costs of originating the loans are capitalized until the loans are sold or paid off. The fair value is determined by evaluating, on a loan by loan basis,the value of the note based on its expected loan payments and the fair value of the real estate securing the loan.

Mortgage Notes Held for Investment — Mortgage notes held for investment are carried at amortized cost net of loan origination fees and discount points paid by borrowers and the incremental direct costs of originating the loans. These fees and costs are capitalized and amortized through maturity. If necessary, a loan loss reserve is recognized for management’s estimate of unrecoverable amounts. Unrecoverable balances are determined by management based on an evaluation of the borrower and the value of the real estate securing the loan.

The Company generally stops accruing interest on mortgage loans on real estate for which interest payments are delinquent more than three months. Based on management’s judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

Investment in Real Estate Partnership — Investment in real estate partnerships consists of ownership in any partnerships that directly acquire or develop real estate. SBM accounts for the investments in real property partnerships using the equity method. Profits, losses, and distributions are governed by the partnership agreement.

Investment in Real Estate Limited Liability Corporations (LLC) — Investment in real estate LLCs consists of equity ownership in any LLCs that directly acquire or develop real estate. SBM is a 16% equity owner in one such LLC, 1800 Park Avenue LLC, and accounts for the investment at cost. Distributions from Limited Liability Corporations are accounted for as dividends unless the Company is advised or determines that the source is from a source other than earnings.

Loan Loss Provisions — SBM purchases and originates commercial and residential real estate mortgage loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the SBM will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any and political risks . SBM recorded $896,312, $846,312 and $1,102,879 of loan loss reserves as of December 31, 2006, 2005 and 2004 , respectively , and provided $(896,312), $(846,312) and $(994,803) of provisions for loan losses during each year ended 2006, 2005 and 2004, respectively.

Real Estate Tax Lien Certificates — Real estate tax lien certificates are investments comprised of delinquent real estate tax bills purchased from municipalities. We purchase these tax lien certificates at a discount to par. We acquire these in the secondary market, which allows senior management to perform its due diligence on the underlying property which is the subject of the tax lien before the determination is made regarding what discount to par we are willing to offer as a purchase price. The investments are secured by a first lien on the respective properties on which the tax is owed and they are carried at cost. We have entered into retainer agreements with law firms in the related municipalities in which the firms have agreed to provide legal services at varying hourly rates in connection with the foreclosure of tax lien certificates. The company has also agreed to pay minimum fees for each

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

tax lien certificate that is foreclosed upon. If necessary, a reserve is recognized for management’s estimates of unrecoverable amounts.

Residual Mortgage Certificate — The residual mortgage certificate represents an ownership interest in a securitization trust. The assets of the securitization trust consist of mortgage loans secured by first liens on residential real properties having original terms to stated maturity of not greater than 30 years.

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

The excess cash flow of a securitization trust in any month is applied:

•	first, to cover any losses on the mortgage loans in the related mortgage pool;

•	second, to reimburse the insurer, if any, of the related series of pass-through certificates for amounts paid by or otherwise owing to that insurer;

•	third, to build or maintain the over collateralization for that securitization trust at the required level by being applied as an accelerated payment of principal to the holders of the pass-through certificates of the related series;

•	fourth, to reimburse holders of the subordinated certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates;

•	fifth, to the related residual mortgage certificate.

The fair value of a residual mortgage certificate is determined by using certain assumptions regarding the underlying mortgage loans. These estimates primarily include: future rate of prepayment, credit losses, and the discount rate used to calculate present value. The value of the residual mortgage certificate represents the discounted future cash flows from such certificate based upon management’s best estimate. Although management believes that the assumptions it uses are reasonable, there can be no assurance as to accuracy of the assumptions or estimates. Interest is recognized based on an effective yield over the estimated life of the certificate. Cash in excess of the income earnings under the effective yield is either a reduction of principal or deferred is reflected as deferred revenue on the balance sheet based on management’s estimates of future cash flows.

Fixed Assets — Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives of the related assets (ranges from 3 to 40 years) or the remaining lease term (7 years). Repairs and maintenance are charged to expense as incurred.

Real Estate Owned (REO) — In conjunction with the acquisition, development and construction of real estate we capitalize and expense costs related to each project in accordance with SFAS 67. Pre-acquisition costs are expensed as incurred until management determines that the costs are directly identifiable with a specific property. Upon acquisition of the property, we commence capitalization of all project costs clearly associated with the development and construction of the property. Indirect costs that are not clearly related to projects as incurred are expensed and direct costs are charged to the projects to which they relate. Direct costs are considered, but not necessarily limited to: purchase price, appraisals, professional services, title insurance, title searches, broker’s fees, closing costs, razing and removal, land improvements, site preparation and improvements, landscaping associated with new construction, materials, and direct labor. If a property is abandoned, we expense any costs previously

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

capitalized. However, we have never abandoned a development project. Capitalized costs are subject to impairment under SFAS 144 and are evaluated on a periodic basis. Real estate owned by SBM is available for sale.

We capitalize the cost of tangible assets used throughout the selling process and other direct costs, provided that their recovery is reasonably expected from future sales.

We review the carrying amounts of capitalized assets for impairment in accordance with SFAS 144 when indicators of impairment are identified. If the carrying amount of an asset group, such as a real estate development project, exceeds the undiscounted expected cash flows that are directly associated with the use and eventual disposition of the asset group, we record an impairment charge to the extent the carrying amount of the asset exceeds the fair value of the assets.

Deferred Acquisition Costs — Costs of issuing new face-amount certificates, principally commissions, have been deferred. These costs are amortized on a straight-line basis over the initial maturity period of the certificates.

Certificate Liability — Face-amount certificates issued by SBM entitle certificate holders who have made either single or installment payments, to receive a definite sum of money at maturity. The certificate liability accrues interest, and cash surrender values are less than the accumulated certificate liability prior to maturity. The certificate liability accumulation rates, cash surrender values, certificate liability and certificate reserves, among other matters, are governed by the 1940 Act. The certificate liability is carried at the account value. These methods are in accordance with GAAP.

Income Taxes — SBM accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying and tax bases of assets and liabilities. A valuation allowance is recorded if, based upon the evidence available, it is reasonably possible that some portion or all of the deferred tax assets will not be realized.

Goodwill and Other Intangibles — Goodwill and other intangibles for the years ended December 31, 2006, 2005 and 2004 resulted from the Acquisition of SBM by Geneva that closed on December 5, 2003. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting unit, we relied upon the Income Approach and the Market Approach. Under the Income Approach, the fair value of a reporting unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Value of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

We completed our annual goodwill impairment test for the Years ended December 31, 2006, 2005 and 2004 and determined that the carrying amount of goodwill was not impaired. SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

carrying amount over the fair value of the assets. Using this procedure there was no intangible asset impairment charge in fiscal 2006, 2005 or 2004. We are currently amortizing acquired intangible assets with definite lives. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed. The amortization expense is related to Client Lists associated with the December 5, 2003 acquisition by Geneva. Amortization expense related to these intangible assets is classified in operating expense.

Revenue Recognition — The Company recognizes interest and dividend income on investments and mortgage interest income when earned on an accrual basis. Income from investment on the residual mortgage certificate is earned on an effective yield method. Revenue earned from the origination and brokering of loans is recognized upon the sale of the loan to an investor or third party. Gains and losses from the sales of investments are recognized at the date of sale of the investment.

Rental income for our Minnesota property is recognized over the term of the leases as it is earned, and the assets held for leasing purposes are classified as investment in real estate. For lease agreements that provide for scheduled annual rent increases, rental income is recognized on a straight-line basis over the term of the lease which includes an evaluation of lease termination options. Recognition of rental income commences when control of the space has been given to the tenant.

We account for sales of real estate in accordance with FASB Statement No. 66, Accounting for Sales of Real Estate (“SFAS 66”). For sales transactions meeting the requirements of SFAS 66 the related assets and liabilities are removed from the balance sheet and the gain or loss is recorded in the period the transaction closes.

Advertising Expenses — We expense all advertising costs as incurred and classify these costs under sales and marketing expense. Advertising expenses for fiscal 2006, 2005 and 2004 were $0, $11,439, and $81,079, respectively.

Comprehensive Income (Loss) — Comprehensive income represents unrealized gain/loss on available for securities for all periods presented.

Legal Contingencies — We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals periodically and make revisions based on changes in facts and circumstances.

Recent Accounting Pronouncements — In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity. Both statements are effective for fiscal years beginning after December 15, 2008. Statement 141(R) will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company has not determined the effect, if any, the adoption of Statements 141(R) and 160 will have on the Company’s financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We will adopt SFAS 155 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that this new accounting standard will have no impact on its financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. The standard also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective in the first quarter of fiscal 2007. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. We adopted SAB 108 in December 2006.

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management has not determined whether the adoption of this statement will affect its reported results of operations or financial condition.

4 —	AVAILABLE-FOR-SALE SECURITIES

The amortized cost and fair values of available-for-sale securities were as follows:

SBM Certificate Company and Subsidiaries
SUPPLEMENTAL SCHEDULES
SCHEDULE I — INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
December 31, 2006

	PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE	AMOUNT	COST	VALUE

U.S. TREASURY SECURITIES GNMA II 4.375% due 1/20/26	$18,832	$18,832	$18,832
DOMESTIC COMMON STOCKS IR Biosciences Holdings Inc.	40,510	40,510	40,510

TOTAL		$59,342	$59,342

SBM Certificate Company and Subsidiaries
SUPPLEMENTAL SCHEDULES
SCHEDULE I — INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
December 31, 2005

	PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE	AMOUNT	COST	VALUE

U.S. TREASURY SECURITIES GNMA II 4.375% due 1/20/26	$25,670	$25,670	$25,670
DOMESTIC COMMON STOCKS IR Biosciences Holdings Inc.	150,000	150,000	90,000

TOTAL		$175,670	$115,670

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

SUPPLEMENTAL SCHEDULES
SCHEDULE I — INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
December 31, 2004

	PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE	AMOUNT	COST	VALUE

U.S. TREASURY SECURITIES GNMA II 3.375%% due 1/20/26	$38,506	$38,506	$38,506
DOMESTIC COMMON STOCKS IR Biosciences Holdings Inc.	150,000	150,000	90,000
FOREIGN STOCKS Celerity CLO Limited Preferred Shares	250,000	250,000	231,250

TOTAL		$438,506	$359,756

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed securities provide for periodic payments throughout their life.

	December 31, 2006				December 31, 2005				December 31, 2004
	Cost		Fair Value		Cost		Fair Value		Cost	Fair Value

Fixed Maturities
Due in one year or less	$		$		$		$		$250,000	$231,250
Due after one year through five years									38,506	38,506
Due after five years through ten years									—	—
Due after ten years		59,342		59,342		175,670		115,670	150,000	90,000

Total fixed maturities		$59,342		$59,342		$175,670		$115,670	$438,506	$359,756

Net Gains/(Losses) of $0, $(168), and $264,345 were realized on sales on equity securities sold during 2006, 2005, and 2004, respectively.

5 —	CASH HELD IN TRUST

At December 31, 2006, SBM reported $4.6m of cash was held in a financial institution by SBM Financial Group in trust to pay for administrative services provided by SBM Financial Group on behalf of SBM. SBM through SBM Group, maintains full control over this account and it is used for the sole purpose of achieving operating efficiencies and improving services provided by SBM to its certificate holders. (See Note 19)

6 —	FIXED ASSETS

Fixed assets are as follows as of December 31, 2006, 2005 and 2004:

	2006	2005	2004

Land and building	$121,933	$121,933	$125,236
Furniture and fixtures	22,085	22,085	22,085
Computer equipment	181,166	182,865	190,461

Total cost	325,184	326,883	337,782
Less accumulated depreciation	(33,545)	(25,112)	(14,344)

Total net fixed assets	$291,639	$301,771	$323,438

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

7 —	MORTGAGE NOTES AVAILABLE FOR SALE

At December 31, 2006, 2005 and 2004, SBM held residential and commercial mortgage notes for sale of $291,509, $291,509, $3,032,232, respectively. Mortgage notes held for sale totaling $2,009,750 as of December 31, 2003 had purchase commitments from investors and in 2004 SBM sold these mortgage notes. As a result of the sale of these mortgage notes, SBM received funds totaling $2,029,592 from the sale, recognized income in the amount of $19,842, and repaid borrowings from the warehouse lines of credit of $2,009,750 in 2004. The Company has begun foreclosure proceedings on mortgage notes held for sale totaling $291,509.

8 — MORTGAGE NOTES HELD FOR INVESTMENT

The Company holds mortgage notes receivable as of December 31, 2006, 2005 and 2004 as long-term investments with a total carrying value of $9,450,000, $11,341,341 and $13,215,114 respectively. These notes are serviced by SBM and are secured by real property and other assets. The notes accrue interest at rates ranging from 6% to 12% with maturity dates through November 2006. The carrying value of the notes at 12/31/06 is composed of five outstanding and nonperforming loans: MRS at $5,742,625 and Office of Public Charter School Finance and Support (OPC) for a total of $5,450,000. A reserve amount of $1,742,625 was assessed to address the nonperformance of these loans.

Loans for Charter Schools at 12/31/06

Per a commitment letter dated May 1, 2003, sent by the OPC (Borrower), under the District of Columbia’s Department of Banking and Financial Institutions Public Charter Schools Credit Enhancement and Direct Loan Program, legislated and funded by the United States Congress (the Fund), and as a lender-participant in a Revolving Note to facilitate funding to certain DC Charter Schools for the purpose of purchasing school property, at the direction of OPC, SBM funded mortgages with four Charter Schools for a total of $5,450,000 between December 2003 and February 2005. OPC executed loan documents with each of the Charter Schools as the lender in the transactions, has been collecting payments from the Charter Schools and has not made payment to SBM. SBM believes it is entitled to principal, interest and damages on these loans from OPC (as the Borrower under the Revolving Note). SBM has an indirect secured interest in the real property securing the obligations. Based upon the opinion of the SBM’s legal counsel, its is the SBM’s belief that the Borrower, as a government agency backed by the full faith and credit of the United States of America, is obligated to repay the principal and interest and as a result, collectibility of the $5,450,000 is assured. Significant judgments are required in determining whether a reserve is required and due to uncertainties in this evaluation and estimation process, including political risks, actual results could differ from such estimates.

Loans to MRS Ventures Inc. at 12/31/06

In April and July of 2003 SBM made two short term loans (9 months) to MRS Ventures Inc. (MRS) totaling $5,692,625 (MRS Loan). The loans were secured by first mortgage liens on real property, plus the equipment, real property and licenses of 11 radio stations. The purpose of the loans were to provide MRS with interim funds to purchase 11 radio stations. At the time of closing, interest payments were put in escrow for the anticipated duration of the loan.

SBM performed an impairment analysis to determine if the carrying cost exceeds the fair value of the collateral supporting the loan. As a result of the analysis, SBM recognized a loan loss reserve of $896,312 and 846,312 in connection with this loan at December 31, 2006 and December 31, 2005 respectively.

9 — WAREHOUSE FACILITIES

As part of its mortgage lender operations, SBM Mortgage established warehouse lines of credit. The warehouse facilities provided funds to SBM Mortgage to purchase mortgage notes in connection with SBM

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

Mortgage’s lender operations. As of December 31, 2004, the outstanding principal on the line of credit is $0. The line of credit was cancelled by SBM and closed in June of 2004.

A warehouse line of credit was established on May 21, 2002 between SBM-MD and ACFC. The available line of credit is for an amount up to $4,500,000. Interest is payable at the Wall Street Journal’s Prime plus 2% (prime was 4.0% at December 31, 2003). Borrowings under the line are secured by the mortgage note receivable purchased with the funds advanced. Borrowings are repaid to SBM when ACFC sells the loans to investors. As of December 31, 2004, the outstanding principal on the line of credit is $0. The line of credit was cancelled by SBM and closed in June of 2004.

Provident Bank — SBM Mortgage established a warehouse line of credit with Provident Bank for an amount up to $3,000,000. Interest is payable at the earlier of 45 days from when funded or when the mortgage notes are sold. Interest is payable at the 30-day LIBOR Rate plus 2% (30-day LIBOR Rate was 1.12% at December 31, 2003). As of December 31, 2004, the outstanding principal on the line of credit was $0. The line of credit was cancelled by SBM and closed in June of 2004.

10 — CERTIFICATE LIABILITY

SBM records certificate liability at account value. Statutory certificate liability is at the lower of surrender value or reserve calculation in accordance with Section 28(a) of the 1940 Act. The total certificate liability at December 31 is summarized as follows:

				Average
	2006	2005	2004	Interest Rate

Fully-paid certificates:
Single-payment 500 series	$30,388,725	$29,541,825	$32,035,442	5.56%
Installment	1,656,884	1,664,700	1,662,548	5.00%
Optional settlement	330,394	306,825	303,997	5.00%

	32,376,003	31,513,350	34,001,987
Installment certificates:
Reserves to mature, by series
120 and 220	260,475	283,020	318,751	5.00%
315	23,705	22,189	20,602	5.00%

	284,180	305,209	339,353

Unlocated certificates:	2,149	2,218	2,218

Total certificate liability	$32,662,332	$31,820,776	$34,343,558

11 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the fair values of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The fair value amounts have been determined using available market information, perceived risks and appropriate valuation methodologies. However, considerable judgment was required to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts. The estimated fair value of certain financial instruments such as cash, cash equivalents cash in trust and certificate loans approximate the carrying amounts disclosed in the Balance Sheets. The table also reflects the amount that qualified

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

assets shown in the accompanying balance sheet exceed the reserve requirement for the surrender value of the certificate liabilities at 12/31/06, 12/31/05 and 12/31/04.

SBM Certificate Company and Subsidiaries

Carrying Value and Fair Value of Financial Instruments

for the years ended December 31, 2006, 2005 and 2004

	December 31, 2006		December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Qualified Assets	$28,184,409	$29,657,540	$29,418,166	$29,476,656	$36,568,971	36,568,971

Reserve Requirement
Certificate		27,720,886		27,829,975		30,020,279

Liability - Surrender Value
Excess Reserves
(Qualified Assets less Surrender Value)		$1,936,654		$1,646,681		$6,548,692

The following methods and assumptions were used in estimating fair values:

Available-for-sale Securities — Fair values for investments in securities are based on quoted market prices, where available. For available-for-sale securities for which a quoted market price is not available, fair values are estimated using internally calculated estimates or quoted market prices of comparable instruments.

Mortgage Notes Available for Sale — Fair value is estimated by evaluating, on a loan-by-loan basis, the note receivables stated interest rate compared to current market interest rates for a comparable note.

Mortgage Notes Held for Investment — The fair value of mortgage loans on real estate, except those with significant credit deterioration, are estimated using discounted cash flow analysis, based on current interest rates or loans with similar maturities to borrowers of similar credit quality. For loans with significant credit deterioration, fair values are based on estimates of future cash flows discounted at rates commensurate with the risk inherent in the revised cash flow projections, or for collateral dependent loans, on collateral values.

Investment in Real Estate Partnerships — Fair value of the investments in real estate partnerships is determined by using certain assumptions regarding the value of future sales proceeds discounted to current period by taking into consideration risk assessment.

Investment in Real Estate Limited Liability Corporations (LLC) — Fair value of the investments in real estate LLC’s is determined by using certain assumptions regarding the value of future sales proceeds discounted to current period by taking into consideration risk assessment.

Real Estate Tax Lien Certificates — Fair value of real estate tax lien certificates approximates their carrying value. SBM held investments in real estate tax lien certificates at December 31, 2006, 2005 and 2004 in the amount of $291,283, $315,690 and $355,263 respectively. These certificates are purchased at a premium and interest is earned based on a fixed rate of 20% on the outstanding taxes owed. Interest income on these investments for the year ended December 31, 2006, 2005 and 2004, was $0, $7,282 and $50,089 respectively, and accrued interest at December 31, 2006, 2005 and 2004, was $71,385, $70,935 and $102,036 respectively. SBM recovers the cost of its investment plus unpaid accrued interest from pass through payments from the municipality, which receives payments directly from the taxpayers. The Company may also recover the cost of its investment plus accrued interest by exercising its rights to foreclose on the underlying properties within a two-year period from the date of investment purchase.

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

Real Estate Owned — Fair value is estimated based on the appraised market value of the real estate or by using tax assessments and estimating the percentage used to reach market value.

Residual Mortgage Certificate — The fair value of a residual mortgage certificate is determined by using certain assumptions regarding the underlying mortgage. The fair value of the residual mortgage certificate represents the discounted future cash flows from such certificate based upon management’s best estimate.

Certificate Loans —  The carrying value of certificate loans approximates their fair value.

Cash and Cash Equivalents — The carrying amounts of cash and cash equivalents approximate their fair value given the short-term nature of these assets.

Cash in Trust — The carrying amounts of cash in trust approximate their fair value given the short-term nature of these assets.

Certificate Liability — The fair value and carrying value of the certificate liability is based on the cumulative account value of certificate holders.

12 — INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the years ended December 31, 2006, 2005 and 2004, the Company generated, for federal income tax purposes, net operating loss carry forwards of approximately $2,962,484, $4,958,253 and $4,159,153 respectively, expiring in 2025, 2024 and 2023. Due to change in ownership in 2003 net operating losses incurred in the past may be subject to the limitations of Internal Revenue Code section 382 to offset future income valuation allowances of $4,443,549, $4,980,031 and $2,658,204 were recorded for the years ended December 31, 2006, 2005 and 2004 on the total tax provision as the Company believes it is more likely than not that these assets will not be utilized during the next year. The United States federal, state and local net operating loss carry forwards are generally subject to limitations on their annual usage. Realization of the deferred tax assets and net operating loss carry forwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards. The amount of the deferred tax asset considered realizable, however, might be adjusted if estimates of future taxable income during a future period are expected. The differences between income taxes computed using the statutory

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

federal income tax rate and that shown in the statement of operations from continuing operations are summarized as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Current
US	$—	$—	$—
State	—	—	—
State	—	—	—
State	—	—	—
Local	—	—	—

Total current tax expense (benefit)	—	—	—
Deferred
US	(3,888,105)	(4,357,527)	(2,325,928)
State	(555,444)	(622,504)	(332,276)
Total deferred tax expense (benefit)	(4,443,549)	(4,980,031)	(2,658,204)
Less valuation allowance	4,443,549	4,980,031	2,658,204

Total deferred tax expense (benefit)	$—	$—	$—

Total tax provision	$—	$—	$—

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2006	%	2005	%	2004	%

Computed at US statutory rate	$(3,888,105)	−35%	$(4,357,527)	−35%	$(2,325,929)	−35%
State	(555,444)	−5%	(622,504)	−5%	(332,276)	−5%
Less valuation allowance	4,443,549	40%	4,980,031	40%	2,658,204	40%

Total tax provision	$—	0%	$—	0%	$—	0%

The differences between income taxes computed using the statutory federal income tax rate and that shown in the statement of operations from continuing operations are summarized as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Deferred tax assets
Reserves	$1,130,426	$771,901	$433,376
Net operating loss carryforward	5,393,123	4,208,130	2,224,828

Total gross deferred tax assets	6,523,549	4,980,031	2,658,204
Deferred tax liabilities
Investments	$2,080,000	$—	$—
State and local taxes	—	—	—

Total gross deferred tax liabilities	2,080,000	—	—
Less valuation allowance	(4,443,549)	(4,980,031)	(2,658,204)

Net deferred tax assets	$—	$—	$—

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

13 — RESIDUAL MORTGAGE CERTIFICATE

The Company holds a residual mortgage certificate in the amount of $1,267,516, $1,292,997, $1,607,034 as of December 31, 2006, 2005 and 2004 respectively. The fair value of the investment represents the discounted cash flows SBM expects to receive in the future from the investment based on management’s estimate. The primary factors in determining future cash flows are future rate of prepayment of the mortgage loans in the securitization trust, credit losses on these mortgage loans, the unpaid principal balance of the mortgage loans, and the discount rate used to calculate present value. Interest is calculated based on SBM’s estimates of the effective yield of the investment. Factors in determining the effective yield include the weighted average coupon rate of the underlying mortgage notes, the interest rate of the pass-through certificates in the securitization trust, and the rate of default on interest payments. Cash received from the securitization trust in excess of the estimated effective yield is recorded as deferred revenue or applied to principal, based on management’s estimates of future cash flows. Cash payments received was $128,921, $421,599, and $741,998 at December 31, 2006, December 31, 2005, and December 31, 2004 respectively. Subsequent to December 31, 2006, cash payments received were $13,903 and $57 at December 31, 2007 and March 31, 2008 respectively.

14 — REAL ESTATE OWNED (REO)

As of December 31, 2006, 2005, and 2004, SBM owns real estate with a total carrying value of $883,407, $2,822,194 and $3,174,431 respectively. These properties are available for sale. In 1999 SBM invested in a mortgage note which was secured by property in the City of Salem, New Jersey. The Company subsequently foreclosed on those properties after default by the borrower and has continued to invest in property in Salem in conjunction with a community redevelopment project. SBM currently owns 30 noncontiguous properties in Salem and is the holder of tax sales certificates for 14 additional properties in Salem for which SBMCC is actively pursuing foreclosure. The carrying value of the real estate owned as of December 31, 2006, 2005, and 2004 in Salem, New Jersey is $883,407, $853,305, and $759,977 respectively. The carrying value of the tax lien certificates as of December 31, 2006, 2005 and 2004 in Salem, New Jersey is $149,213, $167,874 and $127,062 respectively.

15 — INVESTMENT IN REAL ESTATE PARTNERSHIPS

For the years ended December 31, 2006, 2005 and 2004, the Company management’s performed an evaluation of its investment in real estate partnerships for purposes of determining the implied fair value of the assets at December 31, 2006. The test indicated that the recorded remaining book value of its investment exceeded its fair value for the year ended December 31, 2006, as determined by discounted cash flows. As a result, upon completion of the assessment, management reduced the carrying value of the investment 100% and recorded a non-cash reserve loss of $994,803, for the year ended December 31, 2004 Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

16 — INVESTMENT IN REAL ESTATE LIMITED LIABILITY COMPANY

In August 2003, SBM agreed to invest $7,883,000 (payable in installments) for a 16% equity interest in 1800 Park Avenue LLC, (1800 Park Avenue) which was formed to develop a mixed use hotel/retail/office complex on property (for which it held a leasehold interest) that is located in Harlem, New York (Harlem Property). The carrying amount of this investment was increased to $12,083,000, representing the Company’s estimate of the fair value of 1800 Park Avenue at the time SBM was purchased by Geneva in December 2003. The increase of $4,200,000 recognized the increased value resulting from enacted legislation in New York State known as the Brownfield Cleanup Program (BCP) that encouraged development of properties considered “Brownfields” (properties requiring environmental clean-up). Because the Harlem Property qualified for the BCP, 1800 Park Avenue applied for and received approval to participate in the BCP. Under the BCP, the owner of the property, upon completion of the project, is entitled to a significant cash payment from the New York State Department of Taxation and Finance (DTF), known as the Brownfield Tax Credit (BTC) .

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

In September 2006, 1800 Park Avenue sold its leasehold interest to a well-renowned developer for $20 million in cash at settlement and a 90% interest in the BTC. Upon receipt of the $20 million in cash proceeds at settlement, 1800 Park Avenue distributed SBM’s cash proceeds of $5,624,967 to SBM Group in trust for SBM (see Note 19). To record its receipt of this distribution SBM extinguished the remaining unpaid amount of its note payable ($1,883,000) related to that investment and reduced the carrying amount of the investment in 1800 Park Avenue by a like amount. Remaining proceeds were recorded to extinguish outstanding interest receivable and payable balances and allotted the remaining amount of the distribution ($5,278,234) as dividend income.

As part of the accounting for the receipt of the distribution from 1800 Park Avenue and the reduction of its carrying amount of its investment in 1800 Park Avenue, SBM determined that the new, lower carrying amount ($10,200,000) was not impaired by the distribution from 1800 Park Avenue or its accounting therefor. Management analyzed the present value at December 31, 2006, of the expected future flow from the BTC cash refund that is expected to be received by 1800 Park Avenue upon completion of the project pursuant to the agreement to sell the leasehold interest. To do so, SBM retained the services of Valuation Research Corporation (VRC) to assess the fair value of the remaining sales proceeds due SBM from 1800 Park Avenue for its share of the BTC. For this purpose, VRC based its calculation on the BTC being received in cash when the certificate of occupancy is issued, which is expected to occur in late 2009. In this regard, the developer has obtained financing and building permits, actions supporting SBM’s belief that the project will be ready for occupancy in 2009 to fulfill a requirement in an agreement with its largest tenant. Based on the developer’s current budget and estimates, SBM’s share of the remaining sales proceeds (its share of the 90% of the BTC to be paid to 1800 Park Avenue) is expected to be at least $13,750,000 VRC’s valuation report showed that SBM’s portion of the fair value of this amount when discounted to December 31, 2006 is estimated to be $11,400,000.

At December 31, 2006, December 31, 2005, and December 31, 2005, SMB had one investment in a real estate liability company.

17 — RELATED PARTY TRANSACTIONS

In 2006, SBM Group provided SBM with administrative services pursuant to an annual Administrative Services Agreement. In 2005 and 2004, SBM Financial provided these administrative services. Such administrative services included providing personnel, facilities, equipment, and certain general services to SBM in the normal course of operations on an allocated basis. During 2006, 2005 and 2004, a fee was charged totaling $1,731,731, $2,255,233 and $2,236,068, respectively, and payments for such fees were $787,349, $2,083,820 and $2,054,681 respectively.

SBM Financial serves as SBM’s investment adviser, subject to the oversight by the Board of Directors and the Investment Committee. SBM Financial is responsible for selecting and managing SBM’s investments to ensure that SBM has, in cash or qualified investments, as defined in Section 28(b) of the 1940 Act, qualified assets having an aggregate value not less than that required by the 1940 Act. For providing such services, SBM Financial earns an annual fee from the Company calculated at 0.50% of its average certificate liability balances. SBM Financial is registered as an investment adviser under the Investment Advisers Act of 1940. In 2006, 2005 and 2004, investment advisory fees of $0, $124,009 and $69,742, respectively, were paid to SBM Financial.

Related party receivable and related party payable represents certain advances made by SBM to affiliates, advances SBM has received from affiliates and cash received by SBM affiliates on behalf of SBM. Most advances relate to operational transactions. As of December 31, 2006, 2005 and 2004, related party receivables total $2,791,494, $1,140,892 and $590,429 respectively. As of December 31, 2006, 2005 and 2004, related party payables total $2,184,260, $1,867,437 and $782,946, respectively (see Note 19) .

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

18 — SHAREHOLDER’S EQUITY AND REGULATORY MATTERS

The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act. The Company is required to establish and maintain qualified investments (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) ($27,820,885, $27,829,975 and $30,020,279 at December 31, 2006, 2005 and 2004, respectively). SBM had qualified assets at amortized cost of $28,184,409, $29,418,166 and $36,568,971 at those respective dates, and at fair value of $29,657,540, $29,476,656 and $36,568,971, respectively.

For purposes of determining compliance with the foregoing provisions, qualified assets are valued in accordance with District of Columbia Insurance Laws (the “D.C. Laws”) as required by the 1940 Act. Qualified assets for which no provision for valuation is made in the D.C. Laws are valued in accordance with rules, regulations, or orders prescribed by the SEC. These values are calculated in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The fair value amounts have been determined using available market information and appropriate valuation methodologies.

Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of SBM were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of at December 31, 2006, 2005 and 2004, as shown in the following table. Certain assets on deposit are not considered qualified assets for the purposes of this calculation because they are reserved for the repayment of existing liabilities. Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

SUPPLEMENTAL SCHEDULES — CONTINUED

SCHEDULE V — QUALIFIED ASSETS ON DEPOSIT

Ending December 31,

NAME OF DEPOSITORY	2006	2005	2004

State governmental authorities
Securities Department of Illinois	$51,364	$51,364	$53,625
Central depositories
US Bank	23,121,460	29,202,960	36,235,601
Provident Bank			—
Bank of America	4,997,042	161,323	277,436
Wells Fargo	14,544	2,520	2,309

Total qualified assets on deposit	$28,184,409	$29,418,166	$36,568,971

(a)	Represents amortized cost of bonds and securities.

(b)	Represents dividend and interest receivable on qualified assets and investments in real estate partnerships.

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

19 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain of our facilities and some of our equipment under non-cancelable operating lease arrangements that expire at various dates through 2013. Rent expense and sublease income for these leases for fiscal years 2004 through 2006 were as follows:

	Year Ended December 31,
	2006	2005	2004

Rent expense	$137,685	$82,806	$80,346

We occupy an office in Bethesda, Maryland where our corporate headquarters are located. The executive offices are the primary location for SBM Group, SBM Financial and SBM’s executive management, administrative services, investment, accounting, corporate accounting, marketing activities and other support personnel. These offices are leased by SBM Financial Group, which makes them available to SBM under an Administrative Services Agreement. See “Item 13. Certain Relationships and Related Transactions.” We also maintain an administrative office at 125 Minnesota Street, New Ulm, Minnesota which we own. As of December 1, 2006 our future minimum lease payments reimbursed to SBM Group under their non-cancelable operating leases paid through our Administrative Services Agreement is listed in the table below.

2007	$253,834
2008	261,460
2009	269,305
2010	277,390
2011	285,739
Thereafter	673,766

Total	$2,021,494

Morningside Litigation.

As of March 31, 2004, SBM held an investment in a private equity partnership, Morningside Capital Partners, L.P., (the “Partnership”) with a carrying value of $1,500,000. The ownership interest in the Partnership was originally held by Geneva and was subsequently contributed to SBM by Geneva as additional paid in capital after the Acquisition by Geneva in December 2003. The value of the investment at the date of the contribution was $500,000, with a commitment to fund an additional $1,000,000 to the Partnership at a future date. Immediately following the Acquisition, Geneva contributed $1,000,000 in cash to SBM, which, in turn, subsequently made additional contributions to the Partnership during the first quarter of 2004 totaling $1,000,000.

On May 10, 2004, Geneva and SBM Capital Management (“SBM Capital”, formerly known as “Charleston Capital Management, LLC”) filed an arbitration demand letter (the “Arbitration Letter”) with the American Arbitration Association demanding arbitration in the State of Delaware in order to remove Morningside International, Ltd. (“International”) as General Partner of the Partnership. On May 26, 2004, SBM, SBM Capital and Geneva and filed a civil complaint in the Delaware Court of Chancery (the “Complaint”) against International, Morningside Capital Partners, L.P., Morningside Capital Partners, LLC, Phillip Orlando and Anthony Orlando (the “Morningside Defendants”).

The Complaint and Arbitration Letter alleged that the general partner, International, failed to perform certain of its obligations under the Partnership Agreement, such as obtaining an audit of the entity and providing other financial and tax information related to the Partnership to SBM. In addition, the Complaint alleged that the two individuals that control the Partnership, Phillip and Anthony Orlando, had breached their fiduciary duty to the Partnership by using a portion of the approximately $1,500,000 investment for personal use. The Complaint further

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

alleged that the Partnership made payments to certain companies for apparent non-partnership-related purposes. In summary, the Complaint and Arbitration Letter seek an arbitration hearing to remove International as general partner and provide for a replacement general partner, determine whether the general partner violated the Partnership Agreement by failing to obtain an audit and provide certain financial and tax information, and to resolve whether the Partnership and its general partner violated its fiduciary duties.

On December 22, 2004, an arbitration hearing took place in Wilmington, DE. The arbitration panel ruled in favor of Geneva and SBM Capital, thereby removing International as General Partner. Immediately thereafter, settlement discussions between the parties began. Given the ruling of the arbitration panel, SBM determined that the carrying value of the Partnership value was not impaired and its carrying value of the investment in the Partnership was $1,500,000 at December 31, 2004.

A settlement was reached on January 5, 2005, whereby SBM was to receive $1,600,000 the Morningside Defendants. On the following day, SBM received this amount, less outstanding legal fees.

SEC Litigation

In October 2002, the SEC staff (the “Staff”) initiated a regulatory examination of 1st Atlantic. In January 2003, the Staff advised 1st Atlantic that it believed 1st Atlantic’s reserves required to be maintained under the 1940 Act to support 1st Atlantic’s outstanding face-amount certificates were inadequate. In particular, the Staff took the position that 1st Atlantic’s indirect investment in State Bond could not be treated as a qualified investment under the 1940 Act and, therefore, could not be used to satisfy the face-amount certificate reserve requirements of the 1940 Act.

In March 2003, the Staff advised 1st Atlantic that in the absence of satisfactory evidence of an imminent transaction that would restore 1st Atlantic’s reserves, the Staff would recommend to the SEC that a civil injunctive action be brought against 1st Atlantic seeking emergency relief, including among other things, the appointment of a receiver. On April 23, 2003, the SEC filed a complaint in the United States District Court for the District of Maryland (the “District Court”) alleging that 1st Atlantic was in violation of Sections 28(a) and 28(b) of the 1940 Act because it was not maintaining sufficient certificate reserves (the “1st Atlantic Complaint”). Without admitting or denying the allegations of the 1st Atlantic Complaint, 1st Atlantic agreed to the entry of a temporary restraining order enjoining 1st Atlantic from violating Sections 28(a) and 28(b) of the 1940 Act relating to reserves and qualified investments.

On May 29, 2003, John J. Lawbaugh, SBM’s then Chief Executive Officer, and owner of the majority shares of 1st Atlantic, filed a voluntary petition for bankruptcy protection pursuant to Chapter 11 of the United States Bankruptcy Code (Lawbaugh Bankruptcy)

On November 7, 2003, 1st Atlantic, Geneva Capital Partners, LLC (“Geneva”), a Delaware limited liability company wholly-owned by Eric M. Westbury, the current Chairman of the Board, President and Chief Executive Officer of SBM, and certain other parties in interest agreed to a settlement proposal and filed an emergency motion in the Lawbaugh Bankruptcy Court on November 10, 2003 for the approval of the sale of the equity shares of 1st Atlantic to Geneva under that proposal.

On December 5, 2003, Geneva acquired control of the 1st Atlantic and SBM. The SEC Staff participated in the negotiations leading to the terms and consummation of a stock purchase agreement that resulted in the December 5, 2003 sale of 1st Atlantic to Geneva. Prior to the sale of the 1st Atlantic and SBM to Geneva, the parties entered into a settlement proposal with the SEC Staff. After the settlement agreement was implemented and after the completion of the stock purchase agreement, Geneva contributed $3.2 million of cash to 1st Atlantic and $1.5 million in cash to SBM, amounts agreed to by the SEC Staff as being sufficient to replenish reserves for the benefit of certificate holders. The Settlement Agreement was approved and ordered by the Court in the Lawbaugh Bankruptcy after review and consent by the SEC Staff.

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

On April 4, 2006, the SEC filed an enforcement action against SBM, SBMIC, and Geneva (collectively, the “Defendants”) and Eric M. Westbury alleging that since approximately January 2003, 1st Atlantic and SBM had failed to maintain the statutorily required minimum reserves in cash or qualified investments on their outstanding face-amount certificates, other fraudulent interstate transactions and manipulative and deceptive devices, and requesting emergency relief (the “Current SEC Proceeding”).

In its complaint SEC v. SBM Investments Certificates Inc., Civil Action No. 06-866-DKC (U.S.D.C. Md.) (the “SBM Complaint”), the Staff alleged that as of December 31, 2005, SBM’s financial statements reflected that it was below what the Staff believed was the applicable reserve requirement under the 1940 Act. In addition, the Staff claimed that at the time of the SEC’s last examination of its books and records, SBM’s books and records revealed “obstacles” to the company becoming compliant with those reserve requirements, among them:

•	SBM’s year-end financials for 2002, 2003, and 2004 showed losses of approximately $1.6 million, $1.8 million, and $3.3 million, respectively.

•	Delinquent mortgage loans in SBM’s portfolio represented a significant portion of SBM’s total qualified assets.

•	Geneva contributed cash and securities to SBM in an attempt to help SBM comply with applicable reserve requirements and, without these contributions, SBM would not have had the necessary assets to continue as a viable investment company.

•	The majority of SBM’s total investments were unqualified.

A hearing was held on April 4, 2006 before U.S. District Court Judge Deborah K. Chasanow in the District Court. Judge Chasanow did not grant the emergency relief sought by the SEC. Judge Chasanow did, however, order that the Defendants are “to notify the Court and counsel for the SEC immediately upon receiving any demand, from any investor, for payments of any funds . . ., and enjoined [the Defendants] from making any payment based on such demand for a period of seven days from the date of notification to the Court and counsel for the SEC . . . ” (the “Freeze Order”). Further, Judge Chasanow issued an order on May 12, 2006 that expanded the Freeze Order to include interest payments in addition to demand payments.

On February 23, 2007, Judge Chasanow ruled on the SEC’s motions for preliminary and injunctive relief. In her ruling, Judge Chasanow further expanded the Freeze Order and denied the injunctive relief that the SEC had sought against SBM. SEC v. SBM Investment Certificates, Inc., 2007 U.S. District LEXIS 12685 (Feb. 23, 2007). As a result of the Freeze Order, SBM has not been free to conduct business in the ordinary course, and has not been able to pay principal and interest on certificates as they would have come due in the ordinary course.

On February 5, 2008, Judge Chasanow directed that the civil litigation be referred to a Magistrate Judge for mediation purposes. A mediation is set to commence at the end of May 2008 before Judge William Connelly, United States Magistrate Judge for the District of Maryland. The primary purpose of the mediation, which may take several sessions, is to resolve any and all outstanding issues concerning SBM, including any compliance issues that the SEC may wish to raise with SBM, including any raised herein.

Once the investment companies are able to improve liquidity through sales of current investments, SBM is hopeful that the Court will lift its order and allow the resumption of interest and principal payments to face-amount certificate holders.

Possible Violations of Federal and State Securities Laws

In September 2006, the SBM directed that the sale proceeds of $5.6 million from 1800 Park Avenue be held in trust by SBM Group. The funds have been utilized to pay for the SBM’s administrative services provided by SBM Group on behalf of SBM. The funds held by SBM Group are included in cash in trust at December 31, 2006. (see Notes 5 and 17).

SBM Certificate Company

Notes to Consolidated Financial Statements — (Continued)

As a result of the foregoing, SBM could be deemed to have violated certain requirements with respect to custody of assets set forth in Section 17 of the Investment Company Act of 1940. Subsequent to December 31, 2006, actions have been taken to change the ownership on the account to SBM Certificate Company

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results

Capital Contributed

During 2005 and 2004, Geneva made cash capital contributions of $186,500 and $3,257,755, respectively, to SBM through SBM Financial. During 2004 Geneva made a non-cash contribution of $1,007,247 to SBM through SBM Financial. These contributions were recorded as additional paid in capital and resulted in an increase of qualified assets of $186,500 and $4,265,000 in 2005 and 2004, respectively. Geneva obtained the funds to make the capital contributions to SBM from the issuance of privately placed investment notes to unaffiliated investors. This debt may be repaid at its maturity from excess cash flows generated from the operations of SBM.

SBM Certificate Company and Subsidiaries

SUPPLEMENTAL SCHEDULES

SCHEDULE I — INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS

December 31, 2006

	Principal
Name of Issuer and Title of Issue	Amount	Cost	Value

U.S. TREASURY SECURITIES GNMA II 4.375% due 1/20/26	$18,832	$18,832	$18,832

DOMESTIC COMMON STOCKS IR Biosciences Holdings Inc.	40,510	40,510	40,510

TOTAL		$59,342	$59,342

December 31, 2005

	Principal
Name of Issuer and Title of Issue	Amount	Cost	Value

U.S. TREASURY SECURITIES GNMA II 4.375% due 1/20/26	$25,670	$25,670	$25,670

DOMESTIC COMMON STOCKS IR Biosciences Holdings Inc.	150,000	150,000	90,000

TOTAL		$175,670	$115,670

December 31, 2004

	Principal
Name of Issuer and Title of Issue	Amount	Cost	Value

U.S. TREASURY SECURITIES GNMA II 3.375% due 1/20/26	$38,506	$38,506	$38,506

DOMESTIC COMMON STOCKS IR Biosciences Holdings Inc.	150,000	150,000	90,000

FOREIGN STOCKS Celerity CLO Limited Preferred Shares	250,000	250,000	231,250

TOTAL		$438,506	$359,756

SBM Certificate Company and Subsidiaries

SUPPLEMENTAL SCHEDULES — (Continued)

SCHEDULE II — INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON
Year ended December 31, 2006

				Amount of Dividends or Interest
			Carrying			Income from
	Number of	Par Value	Value of			Investment in
Name of Investment in	Shares	of Shares	Investment	Credited		Subsidiary for
Subsidiary	Held	Held	in Subsidiary	to Income	Other	Period

SBM Mortgage Corporation	10,000	$20,000	$(1,502,062)	$—	$—	$(278,942)

SBM Securities I, LLC	100%	—	(149,102)	—	—	(452)

Year ended December 31, 2005

				Amount of Dividends or Interest
			Carrying			Income from
	Number of	Par Value	Value of			Investment in
Name of Investment in	Shares	of Shares	Investment	Credited		Subsidiary for
Subsidiary	Held	Held	in Subsidiary	to Income	Other	Period

SBM Mortgage Corporation	10,000	$20,000	$(1,223,119)	$—	$588,460	$(1,285,757)

SBM Securities I, LLC	100%	—	(148,650)	—	—	(9,021)

Year ended December 31, 2004

				Amount of Dividends or Interest
			Carrying			Income from
	Number of	Par Value	Value of			Investment in
Name of Investment in	Shares	of Shares	Investment	Credited		Subsidiary for
Subsidiary	Held	Held	in Subsidiary	to Income	Other	Period

SBM Mortgage Corporation	10,000	$20,000	$431,298	$—	$55,130	$(1,526,400)

SBM Securities I, LLC	100%	—	(210,213)	—	—	(211,936)

SBM Certificate Company and Subsidiaries

SUPPLEMENTAL SCHEDULES — (Continued)

SCHEDULE III — MORTGAGE LOANS ON REAL ESTATE
AND INTEREST EARNED ON MORTGAGES

Year ended December 31, 2006

			Amount of Principal Unpaid at
			Close of Period		Amount of	Interest Due	Interest Income
		Carrying		Subject to	Morrgages	and Accrued	Earned
	Prior	Amount of		Delinquent	being	at End of	Applicable to
Description	Liens	Asset	Total	Interest	Foreclosed	Period	Period

Liens on:
Residential	NONE		—
Commercial	NONE	9,741,509	9,741,509	9,741,509	291,509	$498,587	285,396
Residual Mortgage
Certificate	NONE	1,267,516	1,267,516				103,440

TOTAL	$—	$11,009,026	$11,009,026	$9,741,509	$291,509	$498,587	$388,835

Year ended December 31, 2005

			Amount of Principal Unpaid at
			Close of Period		Amount of	Interest Due	Interest Income
		Carrying		Subject to	Morrgages	and Accrued	Earned
	Prior	Amount of		Delinquent	being	at End of	Applicable to
Description	Liens	Asset	Total	Interest	Foreclosed	Period	Period

Liens on:
Residential	NONE	$—	—
Commercial	NONE	11,632,850	11,632,850	11,632,850	291,509	$1,656,096	72,192
Residual Mortgage
Certificate	NONE	1,292,997	1,292,997				131,708

TOTAL	$—	$12,925,847	$12,925,847	$11,632,850	$291,509	$1,656,096	$203,900

Year ended December 31, 2004

			Amount of Principal Unpaid at
			Close of Period		Amount of	Interest Due	Interest Income
		Carrying		Subject to	Mortgages	and Accrued	Earned
	Prior	Amount of		Delinquent	being	at End of	Applicable to
Description	Liens	Asset	Total	Interest	Foreclosed	Period	Period

Liens on:
Residential	NONE	$1,723,567	1,723,567	$1,354,916	$—	$48,186	$485,699
Commercial	NONE	14,523,779	14,523,779	7,001,290	—	$405,262	777,837
Residual Mortgage
Certificate	NONE	2,685,180	2,685,180	—	—		310,112

TOTAL	$—	$18,932,525	$18,932,525	$8,356,206	$—	$453,448	$1,573,648

SBM Certificate Company and Subsidiaries

SUPPLEMENTAL SCHEDULES — (Continued)

SCHEDULE IV — REAL ESTATE OWNED AND RENTAL INCOME
December 31, 2006

			Cost of	Carrying	Reserve for		Total Rental
Property Type	Encumbrances	Initial Cost	Improvements	Value	Losses	Rents Due	Income

Farms	$—	$—	$—	$—	$—	$—	$—
Residential	—	—	—	—	—	—	—
Apartments and business	—	105,000	16,933	121,933	—	—	—
Unimproved	—	392,000	491,407	883,407	—	—	—

Total	$—	$497,000	$508,340	$1,005,340	$—	$—	$—

Rent from properties sold during period	$—	$—	$—	$—	$—	$—	$—

Total	$—	$—	$—	$—	$—	$—	$—

SBM Certificate Company and Subsidiaries

SUPPLEMENTAL SCHEDULES — (Continued)

SCHEDULE IV — REAL ESTATE OWNED AND RENTAL INCOME
December 31, 2005

			Cost of	Carrying	Reserve for		Total Rental
Property Type	Encumbrances	Initial Cost	Improvements	Value	Losses	Rents Due	Income

Farms	$—	$—	$—	$—	$—	$—	$—
Residential	—	—	—	—	—	—	—
Apartments and business	—	105,000	16,933	121,933	—	—	—
Unimproved	—	392,000	2,430,194	2,822,194	—	—	—

Total	$—	$497,000	$2,447,127	$2,944,127	$—	$—	$—

Rent from properties sold during period	$—	$—	$—	$—	$—	$—	$—

Total	$—	$—	$—	$—	$—	$—	$—

SBM Certificate Company and Subsidiaries

SUPPLEMENTAL SCHEDULES — (Continued)

SCHEDULE IV — REAL ESTATE OWNED AND RENTAL INCOME
December 31, 2004

			Cost of	Carrying	Reserve for		Total Rental
Property Type	Encumbrances	Initial Cost	Improvements	Value	Losses	Rents Due	Income

Farms	$—	$—	$—	$—	$—	$—	$—
Residential	—	—	—	—	—	—	—
Apartments and business	—	500,964	—	500,964	—	—	—
Unimproved	—	2,176,545	(109,228)	2,067,317	—	—	—

Total	$—	$2,677,509	$(109,228)	$2,568,281	$—	$—	$—

Rent from properties sold during period	$—	$—	$—	$—	$—	$—	$—

Total	$—	$—	$—	$—	$—	$—	$—

SBM Certificate Company and Subsidiaries

SUPPLEMENTAL SCHEDULES — (Continued)

SCHEDULE V — QUALIFIED ASSETS ON DEPOSIT
December 31, 2006

			First
			Mortgages
			and Other
		Investments	First Liens
		in Securities	on Real	Other
Name of Depository	Cash	(a)	Estate	(b)	Total

State governmental authorities
Securities Department of Illinois	$51,364				$51,364
Central depositories
US Bank	939	59,342	12,257,157	10,804,022	23,121,460
Provident Bank	—				—
Bank of America	4,997,042				4,997,042
Wells Fargo	14,544				14,544

Total qualified assets on deposit	$5,063,889	$59,342	$12,257,157	$10,804,022	$28,184,409

(a)	Represents amortized cost of bonds and securities.

(b)	Represents dividend and interest receivable on qualified assets and investments in real estate partnerships.

SBM Certificate Company and Subsidiaries

SUPPLEMENTAL SCHEDULES — (Continued)

SCHEDULE V — QUALIFIED ASSETS ON DEPOSIT
December 31, 2005

			First
			Mortgages
			and Other
		Investments	First Liens
		in Securities	on Real	Other
Name of Depository	Cash	(a)	Estate	(b)	Total
State governmental authorities
Securities Department of Illinois	$51,364				$51,364
Central depositories
US Bank	1,523	115,670	16,137,172	12,948,594	29,202,960
Provident Bank	—				—
Bank of America	161,323				161,323
Wells Fargo	2,520				2,520

Total qualified assets on deposit	$216,729	$115,670	$16,137,172	$12,948,594	$29,418,166

(a)	Represents amortized cost of bonds and securities.

(b)	Represents dividend and interest receivable on qualified assets and investments in real estate partnerships.

SBM Certificate Company and Subsidiaries

SUPPLEMENTAL SCHEDULES — (Continued)

SCHEDULE V — QUALIFIED ASSETS ON DEPOSIT
December 31, 2004

			First
			Mortgages
			and Other
		Investments	First Liens
		in Securities	on Real	Other
Name of Depository	Cash	(a)	Estate	(b)	Total

State governmental authorities
Securities Department of Illinois	$53,625				$53,625
Central depositories
US Bank	3,124	359,756	21,456,677	14,416,044	36,235,601
Provident Bank	—				—
Bank of America	277,436				277,436
Wells Fargo	2,309				2,309

Total qualified assets on deposit	$336,494	$359,756	$21,456,677	$14,416,044	$36,568,971

(a)	Represents amortized cost of bonds and securities.

(b)	Represents dividend and interest receivable on qualified assets and investments in real estate partnerships.

SBM Certificate Company and Subsidiary
SUPPLEMENTAL SCHEDULES — (Continued)
SCHEDULE VI — CERTIFICATE RESERVES

PART I — SUMMARY OF CHANGES

Year ended December 31, 2006

		Balance at Beginning of Year
				Reserves
				(Including
		Number of		Advance	Additions
		Accounts		Payments		Reserve
		With	Amount of	With		Payments by	Charged to
	Yield	Security	Maturity	Accrued	Charged to	Certificate	Other
Description	Percent	Holders	Value	Interest)	Income	Holders	Accounts(a)	Rollups

Reserves to mature, installment certificates
Series 120	5.00	2	$11,000	$41,824	$2,140	$—	$—	$—
Series 220	5.00	12	59,000	241,197	12,278	1,383	—	—
Series 315	5.00	4	13,200	22,189	1,126	390	—	—
Single payment certificates
Series 503	5.56	1,211	18,410,787	17,270,719	801,093	—	—	128,545
Series 505	5.56	294	4,882,066	4,623,790	259,790	—	—	116,143
Series 507	5.56	104	1,596,139	1,360,429	95,714	—	—	24,018
Series 510	5.56	314	8,348,410	6,286,888	455,081	—	—	52,713
Fully paid installment certificates — (Paid Up Bonds)	5.00	334	1,898,392	1,664,700	79,072	—	192	—
Optional settlement certificates
Annuities	5.00	37	306,823	306,823	14,074	—	—	65,811
Due to unlocated certificate holders	0.00	21	2,218	2,218	—	—	—	—

Total		2,333	$35,528,035	$31,820,777	$1,720,369	$1,773	$192	$387,230

Total charged to income, per above					$1,720,369
Less reserve recoveries from terminations prior to maturity

Interest credited on certificate reserves per statement of operations and comprehensive income (loss)					$1,720,369

NOTE (a) — Other Adjustment

SBM Certificate Company and Subsidiary
SUPPLEMENTAL SCHEDULES — (Continued)
SCHEDULE VI — CERTIFICATE RESERVES

PART I — SUMMARY OF CHANGES

Year ended December 31, 2006, 2005 and 2004

	Deductions					Balance at End of Year
								Reserves
								(Including
						Number of		Advance
		Cash				Accounts		Payments)
		Surrenders				With	Amount of	With
December 31, 2006		Prior to	Other Note		Other Note -	Security	Maturity	Accrued
Description	Maturities	Maturity	(a)	Other Note(b)	C	Holders	Value	Interest

Reserves to mature, installment certificates
Series 120	$—	$—	$—	$—		2	$11,000	$43,963
Series 220	—	—	38,331		16	10	51,000	$216,511
Series 315	—	—	—	—		4	13,200	$23,705
Single payment certificates
Series 503	382,663	124,000	110,728	42,516	12,190	1,192	18,048,427	$17,528,260
Series 505	121,464	3,060	134,960	15,257	900	273	4,882,066	$4,724,083
Series 507	—	—	24,018	3,931	—	105	1,596,139	$1,452,213
Series 510	—	11,000	51,713	47,741	56	317	8,348,410	$6,684,171
Paid-up bonds	2,108	57,492	27,480	—		322	1,908,669	$1,656,884
Optional settlement certificates Annuities	56,009	—	—	—	178	36	330,522	$330,522
Due to unlocated certificate holders	—	69	—	—		20	2,149	2,149

Total	$562,244	$195,621	$387,230	$109,445	$13,340	2,281	$35,191,582	$32,662,460

NOTE (a) — Rolled to other company products

NOTE (b) — Interest payments to certificate holders

NOTE C — Additional interest pd on 30 day deferrals

SBM Certificate Company and Subsidiary
SUPPLEMENTAL SCHEDULES — (Continued)
SCHEDULE VI — CERTIFICATE RESERVES

PART I — SUMMARY OF CHANGES

Year ended December 31, 2006, 2005 and 2004

	Deductions					Balance at End of Year
								Reserves
								(Including
						Number of		Advance
		Cash				Accounts		Payments)
		Surrenders				with	Amount of	with
December 31, 2006		Prior to	Other Note		Other Note -	Security	Maturity	Accrued
Description	Maturities	Maturity	(a)	Other Note(b)	C	Holders	Value	Interest

Reserves to mature, installment certificates
Series 120	$—	$—	$—	$—		2	$11,000	$43,963
Series 220	—	—	38,331		16	10	51,000	$216,511
Series 315	—	—	—	—		4	13,200	$23,705
Single payment certificates
Series 503	382,663	124,000	110,728	42,516	12,190	1,192	18,048,427	$17,528,260
Series 505	121,464	3,060	134,960	15,257	900	273	4,882,066	$4,724,083
Series 507	—	—	24,018	3,931	—	105	1,596,139	$1,452,213
Series 510	—	11,000	51,713	47,741	56	317	8,348,410	$6,684,171
Paid-up bonds	2,108	57,492	27,480	—		322	1,908,669	$1,656,884
Optional settlement certificates
Annuities	56,009	—	—	—	178	36	330,522	$330,522
Due to unlocated certificate holders	—	69	—	—		20	2,149	2,149

Total	$562,244	$195,621	$387,230	$109,445	$13,340	2,281	$35,191,582	$32,662,460

NOTE (a) — Rolled to other company products

NOTE (b) — Interest payments to certificate holders

NOTE C — Additional interest pd on 30 day deferrals

SBM Certificate Company and Subsidiary
SUPPLEMENTAL SCHEDULES — (Continued)
SCHEDULE VI — CERTIFICATE RESERVES

PART I — SUMMARY OF CHANGES

Year ended December 31, 2006, 2005 and 2004

						Balance at End of Year
	Deductions					Number of
		Cash				Accounts
		Surrenders				With	Amount of
December 31, 2005		Prior to	Other Note		Other Note	Security	Maturity
Description	Maturities	Maturity	(a)	Other Note(b)	(c)	Holders	Value

Reserves to mature, installment certificates
Series 120	$—	$—	$53,676	$—		2	$11,000
Series 220	—	—	—	—		12	59,000
Series 315	—	—	—	—		4	13,200
Single payment certificates
Series 503	3,046,243	623,291	337,927	141,126	14053	1,211	18,410,787
Series 505	—	93,178	11,509	63,920	369	294	4,882,066
Series 507	—	—	3,806	14,433		104	1,596,139
Series 510	—	69,643	26,128	165,777	168	314	8,348,410
Paid-up bonds	34,420	11,027	59,256	770	194	334	1,898,392
Optional settlement certificates
Paid-up certificate	—	—	—	—		—	—
Annuities	97,999	—	—	—	87	37	306,823
Due to unlocated certificate holders	—	—	—	—		—	2,218

Total	$3,178,662	$797,139	$492,302	$386,026	$14,871	2,312	$35,528,035

NOTE (a) — Rolled to other company products

NOTE (b) — Interest payments to certificate holders

NOTE (c) — Additional interest on deferrals

SBM Certificate Company and Subsidiary
SUPPLEMENTAL SCHEDULES — (Continued)
SCHEDULE VI — CERTIFICATE RESERVES

PART I — SUMMARY OF CHANGES

Year ended December 31, 2006, 2005 and 2004

	Deductions				Balance at End of Year
							Reserves
							(Including
					Number of		Advance
		Cash			Accounts		Payments)
		Surrenders			With	Amount of	With
December 31, 2004		Prior to	Other Note		Security	Maturity	Accrued
Description	Maturities	Maturity	(a)	Other Note(b)	Holders	Value	Interest

Reserves to mature, installment certificates
Series 120	$—	$—	$13,755	$—	4	$23,000	$90,797
Series 220	—	—	—	—	12	59,000	$227,954
Series 315	—	—	13,845	—	4	13,200	$20,603
Single payment certificates
Series 503	2,403,292	633,731	756,515	172,788	1,422	21,503,630	$20,245,757
Series 505	—	35,144	12,036	64,529	295	4,903,426	$4,447,665
Series 507	—	53,376	—	16,280	102	1,592,194	$1,278,429
Series 510	—	90,391	207,784	165,869	317	8,400,016	$6,063,591
Paid-up bonds	43,902	13,720	18,719	770	347	1,896,409	$1,662,548
Optional settlement certificates
Paid-up certificate	—	—	—	—	—	—
Annuities	80,733	—	—	—	36	303,997	$303,997
Due to unlocated certificate holders	—	—	—	—	21	2,218	2,218

Total	$2,527,927	$826,362	$1,022,654	$420,236	2,560	$38,697,090	$34,343,559

NOTE (a) — Rolled to other company products

NOTE (b) — Interest payments to certificate holders

SBM Certificate Company and Subsidiary
SUPPLEMENTAL SCHEDULES — (Continued)
SCHEDULE VI — CERTIFICATE RESERVES — (Continued)
PART II — INFORMATION REGARDING INSTALLMENT CERTIFICATES
CLASSIFIED BY AGE GROUPINGS
Year ended December 31, 2006

		Balance at Beginning of Year
		Number of
	Age Grouping	Accounts with	Amount of	Amount of
	in Years	Security Holders	Maturity Value	Reserves

Series 120	26	1	$6,000	$21,283
	27	0	—	—
	28	0	—	—
	28	0	—	—
	30	0	—	—
	31	0	—	—
	32	1	—	—
	33	0	—	—
	34	0	—	—
	35	2	—	—
	36	1	—	—
	37	1	5,000	20,540
	38	1	—	—

Total		7	$11,000	$41,823

Series 220	32	0	$—	$—
	33	0	—	—
	34	1	4,000	12,297
	35	0	—	—
	36	2	10,000	36,686
	37	3	17,000	67,845
	38	2	9,000	41,303
	39	3	14,000	62,743
	40	0	—	—
	41	1	5,000	20,321
	42	0	—	—
	43	0	—	—
	44	0	—	—

Total		12	$59,000	$241,195

SBM Certificate Company and Subsidiary
SUPPLEMENTAL SCHEDULES — (Continued)
SCHEDULE VI — CERTIFICATE RESERVES — (Continued)
PART II — INFORMATION REGARDING INSTALLMENT CERTIFICATES
CLASSIFIED BY AGE GROUPINGS — (Continued)
Year ended December 31, 2006

	Deductions			Balance at End of Year
	Cash	Transfer		Number of
	Surrenders	or Roll to	Age	Accounts	Amount of
	Prior to	Other Product in	Grouping	with Security	Maturity	Amount of
	Maturity	Company	in Years	Holders	Value	Reserves

Series 120	$—	$—	26	0	$—	$—
	—	—	27	1	6,000	22,372
	—	—	28	0	—	—
	—	—	28	0	—	—
	—	—	30	0	—	—
	—	—	31	0	—	—
	—	—	32	0	—	—
	—	—	33	0	—	—
	—	—	34	0	—	—
	—	—	35	0	—	—
	—	—	36	0	—	—
	—	—	37	0	—	—
	—	—	38	1	5,000	21,591

Total	$—	$—		2	$11,000	$43,963

Series 220	$—	$—	32	$—	$—	$—
	—	—	33	—	—	—
	—	—	34	—	—	—
	—	—	35	1	4,000	12,830
	—	—	36	—	—	—
	—	—	37	2	16,000	38,806
	—	—	38	3	17,000	71,884
	2	38,331	39	2	9,000	43,619
	—	—	40	1	6,000	28,011
	—	—	41	—	—	—
	—	—	42	1	5,000	21,361
	—	—	43	—	—	—
	—	—	44	—	—	—

Total	$2	$38,331		10	$57,000	$216,511

SBM Certificate Company and Subsidiary
SUPPLEMENTAL SCHEDULES — (Continued)
SCHEDULE VI — CERTIFICATE RESERVES — (Continued)
PART II — INFORMATION REGARDING INSTALLMENT CERTIFICATES
CLASSIFIED BY AGE GROUPINGS — (Continued)
Year ended December 31, 2006

		Balance at Beginning of Year
		Number of
	Age Grouping	Accounts with	Amount of	Amount of
	in Years	Security Holders	Maturity Value	Reserves

Series 315	15	0	$—	$—
	16	1	2,200	3,125
	17	0	—	—
	18	0	—	—
	19	2	8,800	14,962
	20	1	2,200	4,102
	21	0	—	—
	22	0	—	—
	23	0	—	—

Total		4	$13,200	$22,189

	Deductions			Balance at End of Year
	Cash	Transfer or		Number of
	Surrenders	Roll to Other	Age	Accounts
	Prior to	Product in	Grouping	with Security	Amount of	Amount of
	Maturity	Company	in Years	Holders	Maturity Value	Reserves

Series 315	$—	$—	15		$—	$—
	—	—	16		—	$—
	—	—	17	1	2,200	$3,408
	—	—	18		—	$—
	—	—	19		—	$—
	—	—	20	2	8,800	$15,976
	—	—	21	1	2,200	$4,254
	—	—	22		—	$—
	—	—	23		—	$—

Total	$—	$—		4	$13,200	$23,638

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 22, 2007, the Reznick Group, P.C., formerly Reznick Fedder & Silverman (“Reznick”) informed SBM that, effective as of that date, Reznick would conclude its services as SBM’s independent registered public accounting firm, which determination was reached after Reznick concluded, in the exercise of its sole discretion, that risk associated with continuing its engagement with SBM precluded a continued engagement. The Audit Committee of SBM’s Board of Directors also resolved to accept Reznick’s resignation as of such date. Reznick has offered no other reason for its resignation.

As of the date of issuance, the reports of Reznick regarding SBM’s financial statements as of, and for the fiscal years ended December 31, 2003 and 2002, respectively, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle. In addition, during SBM’s two most recent fiscal years, and the subsequent interim period preceding Reznick’s resignation, there was no disagreement with Reznick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Reznick, would have caused it to make reference to the subject matter of the disagreement in connection with its report, nor where there any “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, during such period. No audited financial statements have been prepared by SBM or filed with the Securities and Exchange Commission for the fiscal years ended December 31, 2006, 2005 or 2004, and Reznick has therefore issued no reports with respect thereto.

On June 22, 2007, the Board of Directors, upon recommendation of the Audit Committee thereof, resolved to engage RBSM LLP (“RBSM”) as SBM’s independent registered public accounting firm. On July 17, 2007, RBSM informed SBM that it had completed its customary acceptance process and had accepted an engagement by SBM to serve as SBM’s independent registered public accounting firm.

During SBM’s fiscal years ended December 31, 2006, 2005 and 2004, and the interim period thereafter preceding the engagement of RBSM as SBM’s independent registered public accounting firm, SBM did not consult with RBSM regarding either: (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by RBSM, or (iii) any other matter that was the subject of disagreement between SBM and Reznick as described in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures.  As of the end of the year covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) of the Exchange Act). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2006 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rules 13-15(f) of the Exchange Act) that occurred during the three years ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As stated above, there were material weaknesses with respect to our internal controls and management will continue to evaluate our internal controls and implement corrective measures, which includes the establishment of new internal policies. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 9B.	Other Information

On May 1, 2008, Sherry Keenan was appointed Chief Accounting Officer. For additional information, see “Item 10. Directors, Executive Officers and Corporate Governance.”

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Certain information about SBM’s directors and officers, including their principal occupations for the past five years, is set out below. Members of the Board who are considered “interested persons” of SBM under the 1940 Act are indicated by an asterisk (*). Officers are appointed annually at the annual meeting of SBM’s Board of Directors.

Each of the directors named below became a director of SBM in May 2000, upon the organization of SBM, except that Eric M. Westbury became a director and Chairman of the Board on January 28, 2004.

Principal Occupations
Name and Age	Positions with SBM	During the Past Five Years

Eric M. Westbury (45)*	Chairman of the Board and President, Chief Executive Officer	Chairman of the Board of Directors of SBM and 1st Atlantic (since January 28, 2004); President and Chief Executive Officer of SBM Group (since 2005), SBM (since August 2002) and SBM Financial and 1st Atlantic (since August 2000).
Kumar Barve (49)	Director	Director of SBM and 1st Atlantic (since May 2000); Majority Leader (since January 2003) and Delegate to the Maryland House of Delegates (since January 1991); Accountant/Chief Financial Officer, Environmental Management Services, Inc. (Hazardous Waste Disposal and Environmental Consulting).
Nancy Hopkinson (66)	Director	Director of SBM (since May 2000) and 1st Atlantic (since November 1998); Retired (since 1996).
Brian Murphy (64)	Director	Director of SBM (since May 2000) and 1st Atlantic (since November 1998); Partner, Griffin, Farmer & Murphy LLP (law firm) and predecessor law firms.
Marialice B. Williams (62)	Director	Director of SBM and 1st Atlantic (since May 2000); Attorney in private practice.

Principal Occupations
Name and Age	Positions with SBM	During the Past Five Years

William M. Baker (57)	Chief Financial Officer	Chief Financial Officer of SBM Group (since September 2007); Prior to joining SBM, Mr. Baker was the Chief Financial Officer of K,B&A, Inc., where he provided independent business and financial consulting services to both private and publicly-held companies, including a five-month engagement as Chief Financial Officer of KH Funding Company, a public reporting investment company.
Sherry Keenan (52)	Chief Accounting Officer	Chief Accounting Officer of SBM Group (Since May 2008); Prior to joining SBM, Ms. Keenan provided accounting and financial consulting services to several public and private companies, including Marriott International GTSI, and Cable & Wireless.
Phillip B. Hayden (35)	Chief Compliance Officer	Chief Compliance Officer of SBM and 1st Atlantic (since September 2004) and of SBM Financial and SBM Capital Management, LLC (since May 2004); Vice President of SBM Group (since 2005) and SBM Financial (since 2003). Prior to that, Senior Risk Manager, FleetBoston Financial Corp. (2001-2003).
Dia H. Snowden (46)	Secretary	Secretary of SBM and 1st Atlantic (since March 2002). Senior Vice President and Chief Administrative Officer of SBM Group (since 2005) and SBM Financial (since January 2004); Prior to that, Director of Administrative Services of SBM Financial (from July 2000).

Board of Directors

The Board of Directors is responsible for the overall management of SBM’s business. The Board generally meets quarterly.

Audit Committee

The members of the Audit Committee having been consulting with SBM’s independent auditors on a weekly basis for the period January 2008 to filing of this 10K and meet as a committee at least four times annually to discuss the scope and results of the annual audit of SBM and such other matters as required by law or as the Committee members deem appropriate or desirable. Kumar Barve and Marialice B. Williams are members of the Audit Committee. Kumar Barve has been designated as the “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Exchange Act serving on its Audit Committee.

Investment Committee

The Investment Committee, whose members currently also are members of the Audit Committee, is responsible for ongoing oversight of SBM’s investment portfolio and its investment activities and practices, consistent with the requirements of the Insurance Code of the District of Columbia as applicable to face-amount certificate companies. The Investment Committee will meet with SBM Financial, SBM’s investment adviser, to review SBM’s investment portfolio, activities and practices, and will receive reports from SBM Financial on at least a quarterly basis. At this time members of the Investment Committee receive no compensation for their services in addition to their compensation as members of the Audit Committee.

Nominating Committee

We do not have a nominating committee. A majority of the independent directors of the Board of Directors recommends candidates for election as directors. We do not currently have a charter or written policy with regard to the nomination process or stockholder recommendations, as SBM Financial is currently our sole stockholder.

Compensation Committee

We do not have a compensation committee because our executive officers do not receive any direct compensation from SBM.

Code of Ethics

The Company has adopted a code of ethics which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of SBM. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K. Copies of our code of ethics will be provided to any person, without charge, upon request. Contact Philip Brady Hayden at 301-656-4200 to request a copy or send the request to SBM Certificate Company, Attn: Philip Brady Hayden, 7315 Wisconsin Avenue, Suite 1250 West, Bethesda, MD 20814

ITEM 11.	Executive Compensation

Compensation of Executive Officers

None of our officers receive direct compensation from the Company.

The compensation of our President and Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer, our Chief Compliance Officer and our Secretary, are paid by our administrator, SBM Group, pursuant to the Administrative Services Agreement, and subject to reimbursement by us of an allocable portion of such compensation for services rendered by the individuals in each of these positions to the Company.

Director Compensation

Set forth below is a table detailing the compensation paid to our directors for the year ended December 31, 2006.

	Fees Earned or	All Other
Name	Paid in Cash	Compensation	Total

Interested Directors
Eric M. Westbury	0	0	0
Independent Directors
Kumar Barve	2,000	0	2,000
Nancy Hopkinson	2,000	0	2,000
Brian Murphy	1,250	0	1,250
Marialice B. Williams	2,000	0	2,000

Each Director of SBM receives a $1,250 fee for each regular or special Board meeting he or she attends. A Director who is also an officer of SBM, however, receives no additional compensation for service as a Director of the Company. Directors also are reimbursed for their expenses incurred in attending any meeting of the Board. The Board generally meets quarterly. Members of the Audit Committee receive a fee of $750 for each meeting and also receive a fee for time incurred related to Audit Committee duties outside of scheduled meetings. Such a fee is based on a predetermined hourly rate.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SBM is a wholly-owned subsidiary of SBM Financial. On December 5, 2003 Geneva acquired the majority of outstanding shares of common stock of 1st Atlantic, which, at that date, was the sole member of SBM Financial. Effective December 31, 2003, Geneva became the sole member of SBM Financial through a dividend by 1st Atlantic to Geneva of the 100% ownership interest of SBM Financial. On January 27, 2005, Geneva established SBM Group as a wholly-owned subsidiary and contributed its interest in SBM Financial to SBM Group. Geneva is 100% owned by Geneva Financial Holdings, LLC. Eric M. Westbury is the sole owner and managing member of Geneva. As a result, Eric M. Westbury may be deemed to be the beneficial owner of all of SBM’s 250,000 currently outstanding shares.

ITEM 13.	Certain Relationships and Related Transactions

SBM Group provides SBM with administrative services pursuant to an Administrative Services Agreement. This agreement stipulates that SBM Group shall provide certain administrative and support services for SBM. Services include use of SBM Group’s property and equipment, facilities and personnel needed for SBM’s daily operations. For providing such services, SBM Group earns an annual fee from SBM calculated at either 1% of SBM’s average certificate liability balances, or an amount not to exceed $2,500,000. The charge is determined monthly by SBM Group and SBM’s management based on the costs incurred by SBM Group for such administrative and support services. SBM Group began providing these administrative services to SBM beginning with fiscal year 2005. During fiscal year 2004, these administrative services were provided by SBM Finanical. During 2006, 2005 and 2004, a fee was charged totaling $1,731,731, $2,255,223 and $2,236,068, respectively, and payments for such fees were $787,349, $2,083,820 and $2,055,681, respectively.

SBM Financial serves as SBM’s investment adviser, subject to the oversight by the Board of Directors and the Investment Committee. SBM Financial is responsible for selecting and managing SBM’s investments to ensure that SBM has, in cash or qualified investments, as defined in Section 28(b) of the 1940 Act, certificate reserves having an aggregate value not less than that required by the 1940 Act. For providing such services, SBM Financial earns an annual fee from SBM calculated at 0.50% of its average certificate liability balances. SBM Financial is registered as an investment adviser under the Investment Advisers Act of 1940.

Subject to compliance with the 1940 Act, SBM Financial may purchase assets from entities which may be affiliates of SBM. For example, we may acquire assets via transactions with Geneva Capital Partners LLC, an affiliate and indirect parent of SBM that makes real estate and equity investments. Any purchases of real estate assets from Geneva Capital Partners which have processing fees included could become the assets of SBM.

From time-to-time SBM makes dividend payments to SBM Financial, which, in turn, may make dividend payments to Geneva, SBM Financial’s parent since December 5, 2003. There have been no dividends paid since the Acquisition by Geneva.

SBM is a wholly-owned subsidiary of SBM Financial. On December 5, 2003 Geneva Capital Partners, LLC acquired the majority of outstanding shares of common stock of 1st Atlantic, which, at that date, was the sole member of SBM Financial. Effective December 31, 2003, Geneva became the sole member of SBM Financial through a dividend by 1st Atlantic to Geneva of the 100% ownership interest of SBM Financial. On January 27, 2005, Geneva established SBM Group as a wholly — owned subsidiary and contributed its interest in SBM Financial to SBM Group. Geneva is 100% owned by Geneva Financial Holdings, LLC. Eric M. Westbury is the sole owner and managing member of Geneva.

Related party receivable and related party payable represents certain advances made by SBM to affiliates , advances SBM has received from affiliates and cash received by SBM affiliates on behalf of SBM. Most advances relate to operational transactions. As of December 31, 2006 and 2005, related party receivables total $2,791,494 and $1,140,892 respectively. As of December 31, 2006 and 2005, related party payables total $2,184,260 and $1,867,437, respectively.

A warehouse line of credit was established between SBM and SBM Mortgage (See Note 9 to the Notes to Consolidated Financial Statements).

ITEM 14.	Principal Accounting Fees and Services

There were no audit services performed or billed during 2005 and 2006. In June 2007, the SBM Board of Directors resolved to engage RBSM LLP (“RBSM”) as the Company’s independent registered accounting firm and RBSM accepted the engagement to render professional services for the audit of fiscal years ended December 31, 2004 through 2007. During 2007, the Company was billed $304,551 by RBSM for such audit fees for the 2004-2006 audit. . As of April 28, 2008, the Company has received additional invoices totaling $159,018 for audit fees related to 2004-2006.

Policy on Audit Committee Pre-Approval of Services Performed by the Independent Auditors.

The Audit Committee’s policy is to pre-approve at the beginning of each fiscal year all audit and permissible non-audit services to be provided by the independent auditors during that fiscal year. The Audit Committee pre-approves these services by authorizing specific projects within the categories of services outlined above, subject to a budget for each category. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The independent auditor and management must report to the Audit Committee actual fees versus the budget periodically throughout the fiscal year.

ITEM 15.	Exhibits, Financial Statement Schedules

a.	Documents Filed as Part of this Report

See “Index to Financial Statements” on page    of this report.

Financial Statement Schedules.  Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description

(3)(a)	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit(3)(a) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000).
(3)(a)(i)	Certificate of Correction of Articles of Incorporation of the Registrant (incorporated by reference to Exhibit(3)(a) of Post-effective Amendment No. 13 to Registration Statement No. 33-38066 filed on January 2, 2001).
(3)(b)	By-Laws of the Registrant (incorporated by reference to Exhibit(3)(b) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000).
(4)(a)	Form of Application
(4)(b)	Form of Account Statement
(10)(a)	Administrative Services Agreement by and between the Registrant and SBM Financial Group, LLC.

Number	Description

(10)(b)	Custody Agreement, as amended and supplemented, by and between the Registrant (as successor to SBM Certificate Company (Minnesota)) and First Trust National Association (now U.S. Bank Trust N.A.) (incorporated by reference to Exhibit 10(b) to Form S-1 Registration Statement No. 33-38066 filed on January 2, 1991).
10(c)	Investment Advisory Agreement by and between the Registrant and SBM Financial, LLC.
(21)	Subsidiaries
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

SBM Certificate Company

By:	/s/
Eric M. Westbury
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

Eric M. Westbury
President and Chief Executive Officer
(Principal Executive Officer)

Date:

William M. Baker
Chief Financial Officer

Date:

Kumar Barve
Director

Date:

Nancy Hopkinson
Director

Date:

Brian Murphy
Director

Date:

Marialice B. Williams
Director