Form 10-K/A
period 2007-12-31
SBM CERTIFICATE CO
filed 2008-05-05
CIK 870398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)
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
7315 WISCONSIN AVENUE, SUITE 1250 WEST
BETHESDA, MARYLAND 20814
(Address of principal executive offices) (Zip Code)
301-656-4200
(Registrant’s telephone number, including area code)
SECUTIRIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE
SECUTIRIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE
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
Documents Incorporated By Reference
None

EXPLANATORY NOTE
     The purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for fiscal year ended December 31, 2006 (the “Original Filing”) which was filed with the Securities and Exchange Commission on May 2, 2008, is to file revised officer and director signatures on the Signatures page and a revised Exhibits list under Item 15.b. No other items of the Original Filing are being amended hereby.

ITEM 15.	Exhibits, Financial Statement Schedules
a. Documents Filed as Part of this Report
     Financial Statement Schedules. Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.
b. Exhibits
     The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description

(3)(a)	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit(3)(a) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000).
(3)(a)(i)	Certificate of Correction of Articles of Incorporation of the Registrant (incorporated by reference to Exhibit(3)(a) of Post-effective Amendment No. 13 to Registration Statement No. 33-38066 filed on January 2, 2001).
(3)(b)	By-Laws of the Registrant (incorporated by reference to Exhibit(3)(b) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000).
(4)(a)	Form of Application

(4)(b)	Form of Account Statement

(10)(a)	Administrative Services Agreement by and between the Registrant and SBM Financial Group, LLC.
(10)(b)	Custody Agreement, as amended and supplemented, by and between the Registrant (as successor to SBM Certificate Company (Minnesota)) and First Trust National Association (now U.S. Bank Trust N.A.) (incorporated by reference to Exhibit 10(b) to Form S-1 Registration Statement No. 33-38066 filed on January 2, 1991).
10(c)	Investment Advisory Agreement by and between the Registrant and SBM Financial, LLC.

(21)	Subsidiaries

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
(31.3)	Certification of Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
(32.3)	Certification of Chief Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 2, 2008

SBM Certificate Company
By:	/s/ Eric M. Westbury
Eric M. Westbury
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 2, 2008	/s/ Eric M. Westbury
Eric M. Westbury
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2008	/s/ William M. Baker
William M. Baker
Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2008	/s/ Sherry Keenan
Sherry Keenan
Chief Accounting Officer (Principal Accounting Officer)

Date: May 2, 2008	/s/ Kumar Barve
Kumar Barve
Director

Date: May 2, 2008	/s/ Nancy Hopkinson
Nancy Hopkinson
Director

Date: May 2, 2008	/s/ Brian Murphy
Brian Murphy
Director

Date: May 2, 2008	/s/ Marialice B. Williams
Marialice B. Williams
Director