Form 10-K
period 2007-12-31
SBM CERTIFICATE CO
filed 2013-02-25
CIK 870398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 811-6268

SBM CERTIFICATE COMPANY

(Exact name of registrant as specified in its charter)

MARYLAND                       52 -2250397

(State or other Jurisdiction of       (I.R.S. Employer

Incorporation or Organization)       Identification No.)

8100 OAK STREET, 2ND FLOOR, VIENNA, VIRGINIA 22182

(Address of principal executive offices) (Zip Code)

703-584-2045

(Registrant's telephone number, including area code)

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

Documents Incorporated By Reference

None

7872776.5

PART I

ITEM 1. Business

Unless the context otherwise requires or indicates, references in this Annual Report on Form 10-K to “SBM,” and “the Company” refer to SBM Certificate Company, a Maryland based investment company, together with its consolidated subsidiaries.

Overview

SBM Certificate Company is a face-amount certificate company.  Its wholly-owned subsidiaries include SBM Mortgage Company (formerly known as Atlantic Capital Funding Corporation) (“SBM Mortgage”) and SBM Securities I (“SBMS I”).  SBM  is a wholly-owned subsidiary of SBM Financial, LLC (“SBM Financial”), formerly known as State Bond & Mortgage, LLC (“State Bond”), which is a wholly-owned subsidiary of SBM Financial Group, LLC (“SBM Group”).  SBM Group is wholly-owned by Geneva Capital Partners, LLC (“Geneva”).   The Company’s executive offices are located at 8100 Oak Street, 2nd Floor, Vienna, VA 22182 and its telephone number is (888) 665-2814.

On July 19, 2000, State Bond completed the purchase of all of the outstanding common stock of SBM Certificate Company, a Minnesota corporation (“SBM MN”), from ARM Financial Group, Inc. (“ARM”), a Delaware corporation, in a transaction the Company refers to as the “Purchase.”  State Bond effected the Purchase as assignee under a Stock Purchase Agreement, dated March 28, 2000, by and among 1st Atlantic Guaranty Corporation (“1st Atlantic”), a Maryland corporation, and ARM.

As part of the Purchase transactions, SBM MN was merged into SBM.  SBM was formed for purposes of re-domiciling SBM MN from Minnesota to Maryland and had nominal assets when organized.  SBM succeeded SBM MN, which was a registered face-amount certificate company, as the “registrant” in all filings made by SBM MN under the Securities Act of 1933, as amended (1933 Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Investment Company Act of 1940, as amended (the “1940 Act”).

On December 17, 2000, 1st Atlantic contributed its 100% ownership of SBM Mortgage to SBM.  As of December 31, 2007, SBM Mortgage was a mortgage broker offering conventional and HUD mortgage programs, however it ceased originating loans in 2008.

1st Atlantic became a wholly-owned subsidiary of Geneva on December 5, 2003 and was subsequently renamed SBM Investment Certificates, Inc. (“SBMIC”).  SBM and SBMIC (together, the “SBM Companies”) are face-amount certificate companies registered as such under the Investment Company Act of 1940.

Key Dates

1914:

State Bond and Mortgage Company of Minnesota is founded and begins issuing fixed-rate installment certificates with various durations to retail investors.

1940:

Following the Investment Company Act of 1940, State Bond and Mortgage Company registers with the Securities and Exchange Commission as a face-amount certificate investment company.

1991:

SBM Certificate Company was created by SBM Company (formerly known as State Bond and Mortgage) to assume its face-amount certificate business.

1995:

ARM Financial Group of Louisville, KY, acquires the financial businesses of SBM Company, including SBM Certificate Company.

1998:

Private entrepreneurs establish 1st Atlantic Guaranty Corporation in Maryland and the company becomes the first new face-amount certificate company to issue certificates in more than a decade.

2000:

1st Atlantic forms a new operating company that would become known as SBM Financial, LLC, to acquire SBM Certificate Company from ARM as part of the Purchase transaction.

2002:

SBM Mortgage Company, originally known as Atlantic Capital Funding Corporation, expands to seven states in the mid-Atlantic.

2003:

Geneva Capital Partners, a Maryland-based investment holding company owned and controlled by SBM CEO Eric M. Westbury, acquires the controlling shareholder interest in 1st Atlantic, including SBM Financial and its face-amount certificate and mortgage businesses (the “2003 Acquisition”).

2005:

Geneva establishes SBM Financial Group as the sole parent company of SBM Financial, LLC.  The SBM organization becomes certified as a minority-owned business.  SBM Capital Management is established as the organization’s institutional asset manager.  SBM Capital Management and SBM Financial, LLC each register with the SEC as registered investment advisers.

Face-Amount Certificate Company

SBM is a face-amount certificate company registered under the 1940 Act that issues and services fixed-rate face-amount certificates.  A face-amount certificate is an obligation of the issuer to pay a face or principal amount, plus specified interest, to the holder of the certificate.  The face-amount may be paid at the end of a certificate's "guarantee period" or at its "maturity date."  Lesser amounts are paid at such times if all or part of an investment in the certificate is redeemed prior to maturity or the end of any guarantee period.  Interest may be paid quarterly or annually, or may be compounded.  SBM Financial, an independent investment adviser registered under the Investment Advisers Act of 1940 as amended (the “Advisers Act”), served as investment adviser to SBM during 2007 and until August 26, 2011.  SBM Group currently provides the administrative services necessary for SBM to operate.

SBM issues various series of single-payment face-amount certificates with guarantee periods of three, five, seven and ten years.  Unless otherwise instructed by the certificateholder, a certificate, by its terms, automatically continues for its remaining guarantee periods of the same duration until the certificate's maturity date.   The certificates mature no later than 30 years from the date they are issued.

SBM’s operations include issuance of single-payment certificates, the investment of related funds, and other related service activities.  The certificates issued by SBM are not insured by any government agency.  SBM voluntarily suspended the issuance of its certificates on August 16, 2002 due to the discovery and reporting by Eric M. Westbury, the Company’s current Chairman and Chief Executive Officer, of certain questionable transactions involving SBM’s then Chairman and Chief Executive Officer, John Lawbaugh.  Any use in this Form 10-K Annual Report of the term “offer,” “sale” or “issue” and any discussion in that context, is qualified by such suspension.

SBM periodically declares the interest rates payable for its certificates, which are applicable for the entire guarantee period. The prevailing interest rates offered on similar interest-bearing instruments are a primary consideration in determining the interest rates declared.  However, SBM has complete discretion as to what interest rates it declares for the certificates.   At the end of a guarantee period, the interest rates in effect for the succeeding guarantee period may be greater or lesser than the rates in effect for the expiring guarantee period.

SBM’s net investment income is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed-rate certificate liability, which the Company refers to as its investment spread.  SBM's net income is determined by deducting investment and other expenses and federal income taxes from the investment spread.  The investment spread is affected principally by investment decisions, general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and SBM’s ability to respond to changes in such rates.  Changes in market interest rates may have a negative impact on earnings.

Following the Purchase on July 19, 2000, a methodology for calculating the certificate liability for reserve purposes in accordance with Section 28 of the 1940 Act was adopted and implemented, whereby the certificate liability for regulatory purposes has been carried at the certificate’s Surrender Value.  Under the 1940 Act, a certificate’s Surrender Value is the certificate’s Account Value (principal plus accrued and payable interest, if any) less the early surrender charge applicable to the certificate.

Following the 2003 Acquisition, the certificate liability for GAAP reporting purposes has been carried at the Account Value.  SBM believes this method is in accordance with accounting principles generally accepted in the United States.

SBM maintains reserve assets for its certificate obligations in accordance with Section 28 of the 1940 Act.  Under Section 28 of the 1940 Act, SBM is permitted to invest a portion of its portfolio equal to the required reserve amount only in cash or other assets that constitute “qualified investments,” as defined in Section 28.  See “Regulation” below for more information on the reserve requirements under the 1940 Act.

SBM – Business Strategy

Although face-amount certificate operations are the primary business of SBM Group, it seeks to develop additional business lines in order to establish a more-diversified financial services organization.  One of SBM Group's primary strategies for growth is to create a more diversified financial services organization, which the Company anticipates will:

•

Create operational and financial economies of scale;

•

Substantially improve profit margins for SBM by consolidating overhead, which will benefit from revenues from other business lines, and establishing an “expense cap” for the Company;

•

Enhance SBM Group’s ability to offer additional financial products and services to a growing customer base;

•

Promote customer loyalty; and

•

Enhance the internal rate of return and capital appreciation to shareholders.

Investment Advisory Agreement

SBM Financial served as the Company’s investment adviser pursuant to an investment advisory agreement between SBM and SBM Financial (the “Investment Advisory Agreement”) during 2007 and until 2011.  During the time that SBM Financial served as SBM’s investment adviser, it was registered as an investment adviser under the Advisers Act.  On August 26, 2011, SBM Financial resigned as SBM’s investment advisor.  As of that date, SBM’s executive committee, consisting of the same individuals who were principals of SBM Financial and responsible for investment decisions pertaining to the Company, assumed the role of directly managing the investments of the Company.

Under the Company’s prior Investment Advisory Agreement with SBM Financial, it received a management fee, payable quarterly in arrears, equal to 0.50% of the average daily asset value of the Company’s assets managed by SBM Financial.

Subject to the overall supervision of the Company’s Board of Directors (“Board”) and its Investments Committee, SBM’s executive committee (specifically the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)) manages the Company’s day-to-day operations including managing its investments.  SBM’s executive committee determines the composition of the Company’s portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes.  SBM’s CEO and CFO are each compensated through a consulting agreement with SBM and SBM Group.

Administrative Services Agreement

Pursuant to a separate administrative services agreement (the “Administrative Services Agreement”), SBM Group furnishes the Company with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities.  Under the Administrative Services Agreement, SBM Group also performs, or oversees the performance of the Company’s required administrative services, which includes responsibilities for financial records which the Company is required to maintain and preparing reports filed with the SEC.  In addition, SBM Group assists the Company in overseeing the preparation and filing of the Company’s tax returns, and generally overseeing the payment of its expenses and the performance of administrative and professional services rendered to the Company by others.  Payments under the Administrative Services Agreement are based upon the Company’s allocable portion of overhead and other expenses incurred by SBM Group in performing its obligations under the Administrative Services Agreement, including a portion of the rent and the compensation of the Company’s executive officers and other administrative support personnel.  The Administrative Services Agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party.

Issuance of Certificates

SBM voluntarily suspended issuance of its face-amount certificates on August 16, 2002 due Eric M. Westbury’s discovery of certain questionable transactions involving its then Chief Executive Officer, John Lawbaugh.

As a fixed-income issuer, the Company’s face-amount certificate business competes in general with various types of corporate bonds and other types of fixed-income instruments, including savings products that offer a fixed-rate of return on a purchasers' money, including insurance, bank and thrift products.  Some of these other products are insured by governmental agencies or funds or private third parties.  Other issuers and products are rated by Nationally Recognized Statistical Rating Organizations (“NRSRO”) such as Standard & Poor’s, Moody’s Investors Service, Fitch Ratings and A.M. Best.  SBM’s certificates are not NRSRO-rated, nor guaranteed or insured by any governmental agency or fund or independent third party, but are supported by reserve assets as required by the 1940 Act.  The Company’s ability to offer competitive interest rates, attractive terms, and efficient service is its primary basis for meeting competition for investment dollars.

Regulation

General

Like many financial service companies that issue securities to the public, the Company is subject to governmental regulation.  As with other companies regulated by the 1940 Act, a face-amount certificate company must adhere to certain substantive regulatory requirements.  In general, a majority of the Company’s directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act.  Furthermore, the Company is prohibited from protecting any director or officer of SBM against any liability to the Company or its stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard for the duties involved in the conduct of such person’s office.  SBM may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its directors who are not interested persons and, in some cases, prior approval by the SEC.

As required by Rule 17j-1 under the 1940 Act, the Company maintains a Code of Ethics that establishes procedures for personal investments and restricts certain transactions by its personnel.  In addition, the Company and its investment adviser (as applicable until August 26, 2011), SBM Financial, have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

As a result of the Company’s registration under the 1940 Act, the Company has certain reporting obligations under the Exchange Act, including the requirement that the Company files annual and quarterly reports with the SEC.  Although the Exchange Act requires that the Company’s annual reports on Form 10-K contain financial statements audited and reported on by its independent registered public accounting firm, the financial statements for the period ending December 31, 2007 contained in this report have not been audited.

With particular respect to face-amount certificate companies, the 1940 Act and rules issued by the SEC specify certain terms and conditions for face-amount certificates, the method for calculating face-amount certificate reserves, the minimum amounts and types of investments to be deposited with a qualified custodian to support such certificate reserves and a variety of other restrictions.

In particular, Section 28 of the 1940 Act requires that the Company maintains a portion of its investment portfolio solely in cash or “qualified investments,” as such term is defined in Section 28.  Section 28 defines “qualified investments” to include investments of a kind which life insurance companies are permitted to invest in or hold.  SBM refers to the portion of its portfolio that must be held in either cash or qualified investments as its reserve assets.  Section 28 likewise dictates the required amount of such reserve assets, which the Company refers to as the reserve amount.

SBM is currently in the process of reviewing its compliance with the applicable requirements under the 1940 Act.  See “—1940 Act Compliance Review.”

Calculation of Required Reserve Amount

In accordance with Section 28, the reserve amount is generally equal to the higher of (i) the Surrender Value of the Company’s outstanding face-amount certificates and (ii) the amount or amounts payable when due under its outstanding face-amount certificates, discounted back to present value at an assumed annual rate of return not exceeding 3.5%.  Surrender value is generally equal to a certificate’s Account Value (principal plus accrued and payable interest, if any), less the early surrender charge applicable to that certificate.  Set forth below is an example of the calculation of Surrender Value for a hypothetical certificate:

Assumptions
Face-amount:	$1,000
Interest rate	8.0%
Interest paid:	Annually
Guarantee period:	2 years
Surrender charge:	5.0%

	Surrender Value
	Purchase Date	6 Months	12 Months	18 Months	24 Months
Face-amount:	$1,000	$1,000	$1,000	$1,000	$1,000
Interest earned and paid:	–	–	$ 80	–	$ 80
Surrender charge:	$ (50)	$ (50)	$ (50)	$ (50)	–
Surrender value:	$ 950	$ 950	$ 950	$ 950	$1,000

Given changes in market interest rates since the adoption of Section 28 in 1940, the Company has sought exemptive relief from the SEC to permit the Company to use a revised discount rate when calculating the second portion of the reserve amount test equal to the rolling average of the initial yields of each issuance of 30-year U.S. Treasury Bonds during the prior 30-year period, which rolling average would be updated annually as of December 31 of each fiscal year.  As of December 31, 2007, this revised discount rate would have been approximately 8.25%.  Set forth below is an example of the calculation of the required reserve amount for a hypothetical certificate, based on the proposed revised discount rate:

Assumptions
Face-amount:	$1,000
Interest rate:	8.00%
Interest paid:	Annually
Guarantee period:	2 years
Discount rate:	8.25%

	Reserve Amount
	Purchase Date	6 Months	12 Months	18 Months	24 Months
Face-amount:	$1,000	$1,000	$1,000	$1,000	$1,000
Interest earned and paid:	–	–	$ 80	–	$ 80
Account value:	$1,000	$1,000	$1,000	$1,000	$1,000
Applicable discount:	$ 147	$ 112	$ 76	$ 39	–
Reserve amount:	$ 853	$ 888	$ 924	$ 961	$1,000

Qualified Investment Determination

Section 28(b) under the 1940 Act makes it unlawful for a face-amount certificate company to issue or to sell certificates unless it has, “in cash or qualified investments, assets having a value not less than” the sum of (i) the capital stock amount required under Section 28 ($250,000 in SBM’s case), plus (ii) the amount of certificate reserves calculated in accordance with Section 28(a).  Section 28(b) in turn defines the term “qualified investments” to mean “investments of a kind which life insurance companies are permitted to invest in or hold under the provisions of the Code of the District of Columbia.”

For the following reasons, SBM believes that the determination of whether an investment is a “qualified investment” for a face-amount certificate company under the 1940 Act should look only to the type of investment to be acquired, and not the value of such investment relative to a face-amount certificate company’s total investment portfolio.  In the event a diversification test is deemed to apply to face-amount certificate companies under Section 28(b), SBM believes that subsequent changes in the valuations of its investment portfolio should not alter the qualification of such investments under Section 28(b).

At the time the 1940 Act was enacted, including Section 28(b) therein, the provisions of the Code of the District of Columbia (the “DC Code”) applicable to life insurance companies limited only the kind of investments such life insurance companies could invest in or hold, but not the amount of specific types of investments that could be invested in or held by such companies.  In April 2003, as part of the enactment of the D.C. Investment of Insurers Act of 2002 (the “DCIIA”), the DC Code for the first time imposed general limits on the value of specific types of investments that could be held by life insurance companies.  Specifically, the DCIIA imposed a diversification test which placed percentage limitations on specific types of investment that could be held by life insurance companies in the District of Columbia.  The DCIIA is a product of the D.C. Council and the D.C. Mayor.  At the time the 1940 Act was enacted, only Congress had the authority to adopt revisions to the DC Code, suggesting that Congress did not intend to cede to the District of Columbia authority to amend Section 28(b) or otherwise to legislate or to regulate face amount certificate companies.  SBM therefore does not believe the revisions to the DC Code enacted through the DCIIA should be viewed is imposing a diversification requirement under Section 289(b) of the 1940 Act.  Specifically, SBM believes that Section 28(b) restricts only the types of investments that a face amount certificate company may invest in or hold, but that Section 28(b) should not be interpreted to impose a diversification test limiting the percentage of a face mount certificate company’s aggregate investments that may be comprised of a specific type of investment.

Notwithstanding the foregoing, in the event the diversification test set forth in the DCIIA could be deemed to apply to face-amount certificate companies, SBM believes that the qualified status of each investment under Section 28(b) and the DCIIA should be evaluated as of the time of investment, rather than on an ongoing basis.  Specifically, DC Code Section 31-1371.03, which governs general investment qualifications for domestic insurers in the District of Columbia, evaluates the appropriateness of the acquisition of holding of an investment based upon the attributes of that investment “at the time of acquisition.”  Further, DC Code Section 31-1372.02, which governs the investment practices of domestic life insurers in the District of Columbia, tests whether an investment is qualified by evaluation the status of the portfolio “as a result of and after giving effect to the investment.”  Neither provision suggests that qualification of an investment should be re-evaluated subsequent to its acquisition, until and unless a further investment is contemplated.  An investment that would no longer be considered “qualified” solely as a result of changes in valuation or in the portfolio mix would not lose its “qualified investment” status for purposes of Section 28(b).

1940 Act Compliance Review

In conjunction with the preparation of the Company’s financial statements included in this Form 10-K, the Company has initiated a review of its ongoing compliance with the applicable requirements under the 1940 Act.  In connection with the review, the Company has determined that the Company may be deemed to have violated certain provisions of Section 17 under the 1940 Act related to custody of its assets and certain prohibitions on transactions with its affiliates.  SBM has taken steps to remedy these matters, and to prevent them from occurring in the future.  While the Company has at all times attempted to act in a manner the it believed was consistent with its obligations under the 1940 Act, its 1940 Act compliance review has not yet been completed, and the Company may discover additional possible violations of the 1940 Act upon completion of its review.  While the Company will promptly correct any such violations that may be discovered during its review, it cannot ascertain at this time the extent of any such violations, or the potential impact any such violations may have on SBM.

On June 10, 2011, US Bank resigned as the Company’s custodian and the Company has not yet engaged a replacement custodian.  Because of this, SBM is not currently in compliance with the requirement that it maintain its reserve assets with a qualified custodian under Section 18 of the 1940 Act.

At December 31, 2007, the Surrender Value of certificateholder liability exceeded qualified assets by $4,090,036.  This indicates that SBM was not in compliance at that time with the reserve requirements under Section 18 of the 1940 Act.  This reserve deficiency has continued since 2007.  As of December 31, 2011, SBM’s certificateholder liability exceeded qualified assets by $19,620,268.

Competition

 The Company’s primary competitors for investment opportunities include real estate investment trusts and partnerships, private equity and venture capital funds, other equity and non-equity based investment funds, including mutual funds and business development companies, and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies.  Many of these entities have greater financial and managerial resources than the Company will have.

SEC Litigation

The Company has been a direct party to SEC litigation (the “SEC Proceeding”) since 2006, and has experienced other regulatory issues that date back to 2003.  These items continue to have a significant effect on the Company’s business.  See ITEM 3. Legal Proceedings.

Mortgage Services

SBM Mortgage is a wholly-owned subsidiary of SBM.  SBM Mortgage was a mortgage broker and lender of mortgage loan products primarily for residential properties.  Between 2000 and 2004, the mortgage operations originated more than $673.2 million in loans.  Those loans originated as a lender were generally sold to investors who pooled them for sale in the secondary markets. From 2002 to 2004, SBM Mortgage was approved as a non-supervised lender by the United States Department of Housing and Urban Development (“HUD”) and operated as a full service mortgage lender during that period.  In 2004, SBM Mortgage terminated its lending operations based on a change it perceived was occurring in the mortgage industry that would increase the risk associated with mortgage lending operations.

SBM Mortgage operated as a mortgage broker between 2002 and 2008, providing a broad range of commercial and residential mortgage products, including first mortgages, second mortgages and home equity loans to a host of borrowers with a broad range of credit standings.

SBM Mortgage also increased its focus on originating prime and sub-prime residential mortgages to individual borrowers on a retail basis during this period. Loan officers work directly with mortgage borrowers who can be identified through telemarketing, advertising to include direct mail, promotional materials and educational seminars or referrals through local real estate agents, builders and others (accountants, etc.).

SBM Mortgage's revenues were generated primarily from the fees it charges borrowers on the origination of mortgage loans through the mortgage brokerage services it provides, and from its lenders on the yield spread premium.

Specific Characteristics of Various Mortgage Loans

Mortgage loans were classified by SBM according to a number of factors related to the borrower and to the underlying property to be financed. These factors are based on government, industry and institutional standards and experience, and are widely employed by mortgage lenders as well as mortgage investors in the secondary trading market.  Government agencies classify mortgage loans in order to assess those which qualify for certain government-sponsored programs and enable purchasers of mortgages to resell them in the form of asset-backed securities.  These classifications help create and maintain a substantial liquid secondary market for these financial assets.  This liquidity in turn ensures that lenders and borrowers will be able to access the mortgage market.

SBM Mortgage established classifications with respect to the credit profiles of loans to sub-prime borrowers based on certain of the applicant's characteristics.  Each applicant for a sub-prime loan was placed into one of four letter credit risk categories, credit grade "A" through "D.”  Ratings were based upon a number of factors, including the applicant's credit history, the value of the property and the applicant's employment status, and were subject to the discretion of SBM's underwriting staff.  Terms of loans made by SBM, as well as the maximum LTV and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), varied depending upon the classification of the borrower.  Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees.

The following table shows mortgage loan origination volume for each of the 5 years ended December 31, 2007, 2006, 2005, 2004 and 2003.  It is noteworthy to mention the significant occurrences that impacted SBM, including the mortgage operation, during this period.

	YEAR ENDED	YEAR ENDED	YEAR ENDED	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2007	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2003
Total Loans:
Volume	6,610,680	17,404,496	33,355,418	29,555,590	167,503,422
Number of loans	25	72	171	141	780
Average loan size	264,427	241,729	195,061	209,614	214,748

Marketing

The primary audience of SBM Mortgage's marketing programs was residential home owners and home buyers.  SBM Mortgage used a combination of direct marketing and third party contacts through real estate professionals, such as real estate brokers, attorneys, accountants, and financial planners to develop new business.

SBM Mortgage’s marketing programs have included market-sensitive advertising in key newspapers and other publications, public relations, promotional materials customized for consumers and real estate professionals, specific materials supporting particular product promotions, educational seminars, trade shows, telemarketing, and sponsoring or promoting other special events. SBM Mortgage has also conducted seminars in conjunction with other real estate professionals, targeting potential home buyers.

Competition

The mortgage banking industry is highly competitive across the United States and within the states where SBM Mortgage conducts business.  SBM Mortgage's competitors included other local mortgage brokers, financial institutions such as other mortgage bankers, state and national commercial banks, savings and loan associations, credit unions, insurance companies, and other finance companies.  Most of these competitors are substantially larger and have considerably greater financial, technical, and marketing resources than SBM Mortgage.

Competition in the mortgage banking industry can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, and interest rates.  SBM Mortgage believes that it is able to compete on the basis of providing prompt and responsive service.

Since a significant investment is required to establish a network of retail branches, potential barriers to market entry exist for any company seeking to provide a full range of mortgage banking services.

Information Systems

SBM Mortgage has designed and integrated into its operations the ability to access critical information for management on a timely basis.  The Company used various software programs designed specifically for the mortgage lending industry.  The information system has provided weekly and monthly detailed information on loans in process, fees, commissions, closings, detailed monthly financial statements and all other aspects of running and managing the business.

Private Placement Notes

SBMS I was formed as a “special purpose entity” for the purpose of issuing privately placed investment notes to accredited investors.  The investment notes represent an obligation of SBMS I to pay the investor its principal investment plus accrued interest at its maturity date.  Proceeds from the issuance of the investment notes were to be invested in real estate, mortgage notes, fixed maturity and equity securities.  The Company has not issued any privately placed investment notes.

Re-Emergence Plan

The SEC Proceeding has placed an enormous burden on SBM and its affiliated entities, its management, the employees of SBM Group, the broker-dealers and broker-dealer representatives who have distributed SBM face-amount certificates and third-party supporters.  This proceeding has also damaged SBM’s relationships with its certificateholders.  In addition, the rebuilding will extend to the global financial services community with which it has had relationships prior to this chapter of its existence.

SBM’s goals for its certificate holders, broker-dealers, other creditors and other stakeholders after the full resolution of the SEC Proceeding, the outcome of which cannot be predicted at this time, are as follows:

1.

To determine the optimal corporate structure for the Company going forward, which may result in the Company opting for a reorganization, restructuring and/or recapitalization.

2.

To provide liquidity for all certificateholders, providing them the option to realize value for their investment, possibly through the establishment of a secondary trading market for the interests owned by today’s certificateholders.

3.

To satisfy the Company’s other liabilities, including debts owed to its broker-dealers, SBM Group employees, officers, directors, consultants and professional service firms, among others.

4.

To re-establish an effective Registration Statement to enable SBM or a successor entity to raise capital in the future.

5.

To rebuild SBM’s reputation as an investor and lender.

6.

To effect the successful implementation of SBM’s business plan that was curtailed by the matters of the post 2003 Acquisition and the current SEC Proceeding.

The strategy for achieving these goals is outlined in the plan below.

As of June 30, 2008 SBM Certificate Company had $743,460 of unpaid interest payments, $6,188,364 of unpaid requested early redemptions and $10,808,445 of unpaid request for redemptions from certificates that have become due in the ordinary course of business.  As of December 31, 2011, the Company had approximately $25,316,881 of total redemption and maturity obligations, which includes demands for early redemption of principal and interest plus ordinary-course principal and interest.

SBM Certificate Company
	Demands for Early Redemption of Principal and Interest	Ordinary Course of Business -- Principal and interest	Ordinary Course of Business -- Interest

Total
(as of 6/30/2008)	$6,188,364	$10,808,445	$743,460

The following table estimates the end-of-guarantee value of face-amount certificates (held at 12/31/07) that have and will become due in the ordinary course of business between 2008 and 2016.

SBM Certificate Company
Year		Ordinary Course of Business Guaranty Period End
2008	…………………………………………………………………………..	$8,161,982
2009	…………………………………………………………………………..	$1,122,054
2010	…………………………………………………………………………..	$144,526
2011	…………………………………………………………………………..	$5,237,971
2012	…………………………………………………………………………..	$3,292,888
2013	…………………………………………………………………………..	$12,371
2014	…………………………………………………………………………..	$291,752
2015	…………………………………………………………………………..	$167,682
2016	…………………………………………………………………………..	$95,742
Total	…………………………………………………………………………..	$18,526,968

As noted above, much of SBM’s plans going forward depend upon the final outcome of the SEC Proceeding.  Although a Settlement has been reached, SBM cannot assure when, or if, it will be successful implementing all the terms of the Settlement.  SBM cautions you that the plans discussed above represent only its anticipated plans for operating subsequent to any final resolution to the SEC Proceeding.  SBM cannot assure that it will be able to successfully implement the above-referenced plans in the manner it has contemplated, or that its plans will not be changed as a result of external factors, including the lack of necessary financing, an erosion in the value of its existing portfolio of investments, or other general economic factors present at the time the SEC Proceeding is finally resolved.

1940 Act Compliance

The following chart reflects SBM’s compliance (as of and through December 31, 2007) with Section 28 of the 1940 Act.  Based on the proposed reserve methodology discussed above under “Regulation,” SBM has maintained $1,646,681 and $1,936,654 in excess of its reserve requirement for fiscal years 2005 and 2006, respectively.  In 2007, the Surrender Value of the certificate holder liability exceeded the qualified assets by $4,087,054.   Although the following table indicates that SBM was not in compliance with the reserve requirements under Section 28 of the 1940 Act, it is primarily attributed to the reserves held against assets of $4,626,694.

Reserve Requirement/Qualified Asset Chart
FY 2004 thru FY 2006
	FY 2005	FY 2006	FY 2006

Account Values
Compounded 500 Series	$ 23,363,177	$ 23,995,335	$ 25,237,984
Annual 500 Series	$ 3,237,591	$ 3,362,588	$ 3,542,756
Quarterly 500 Series	$ 2,941,057	$ 3,030,802	$ 3,196,330
Paid-Up Bonds	$ 1,664,700	$ 1,656,884	$ 1,761,898
Installment Certificates	$ 305,209	$ 284,180	$ 239,486
Income Coupons	$ 306,823	$ 330,394	$ 378,587
Unlocated Certificates	$ 2,218	$ 2,149	$ 2,149
Total Account Value	$ 31,820,776	$ 32,662,332	$ 34,359,190

Calculated Reserve Amounts (1)
Compounded 500 Series	$ 17,376,739	$ 18,233,905	$ 21,067,054
Annual 500 Series	$ 2,489,708	$ 2,695,159	$ 2,930,704
Quarterly 500 Series	$ 221,450	$ 2,369,724	$ 2,576,815
Paid-Up Bonds	$ 1,664,700	$ 1,656,884	$ 1,762,940
Installment Certificates	$ 305,209	$ 284,180	$ 239,589
Income Coupons	$ 306,823	$ 330,394	$ 379,088
Unlocated Certificates	$ 2,218	$ 2,149	$ 2,149
Total Calculated Reserve Requirement	$ 22,366,847	$ 25,572,395	$ 28,958,339

Surrender Value
Compounded 500 Series	$ 19,183,611	$ 19,650,253	$ 27,795,304
Annual 500 Series	$ 2,982,007	$ 2,990,214	$ 3,119,630
Quarterly 500 Series	$ 2,755,407	$ 2,758,725	$ 2,861,124
Paid-Up Bonds	$ 1,664,700	$ 1,656,884	$ 1,761,898
Installment Certificates	$ 305,209	$ 284,180	$ 239,486
Income Coupons	$ 306,823	$ 330,394	$ 378,586
Unlocated Certificates	$ 2,218	$ 2,149	$ 2,149
Total Surrender Value	$ 27,199,976	$ 27,672,799	$ 30,158,179
Total Qualified Assets(2)	$ 29,476,656	$ 29,657,540	$ 26,071,125
Excess/(Shortage) Reserves using Surrender Value	$ 1,646,681	$ 1,936,654	$ (4,087,054)

____________

(1)

Calculated Reserve Amounts were calculated using a proposed revised discount rate for purposes of calculating the Company’s required reserve amounts under Section 28 of the 1940 Act.  The proposed revised discount rate is equal to the rolling average of the initial yields of each issuance of 30-year U.S. Treasury Bonds during the prior 30-year period, which rolling average would be updated annually as of December 31 of each fiscal year.  As of December 31, 2007, this revised discount rate would have been equal to 8.25%. See “Regulation.”

(2)

Qualified Assets are based on fair value, calculated in accordance with SFAS 107, as permitted by Section 28 of the 1940 Act. See “Note 10 to the Notes to Consolidated Financial Statements”.

Corporate Information

 The Company’s executive offices are located at 8100 Oak Street, 2nd Floor, Vienna, VA 22182, and its telephone number is (888) 665-2814.  The Company’s annual and periodic reports are available on the SEC’s website at www.sec.gov.

Employees

SBM has no employees other than its Chief Executive Officer and Chief Financial Officer, who are compensated under consulting agreements with SBM and SBM Group.   The Company’s day-to-day investment operations are managed by its executive committee, which consists of its Chief Executive Officer and Chief Financial Officer.  In addition, the Company reimburses its administrator, SBM Group, for an allocable portion of expenses incurred by it in performing its obligations under the Administrative Services Agreement, including its rent, various administrative expenses, and the compensation of its executive officers, consultants and other administrative support personnel.

ITEM 1A. Risk Factors

The risks described below are not the only ones facing us.   The Company’s business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical events.  Additional risks not currently known to the Company or that the Company currently believes are immaterial also may impair its business operations and its liquidity.

Risks Relating to Current Litigation

Continued scrutiny resulting from ongoing litigation may have an adverse effect on the Company’s business.  SBM and others have received subpoenas and requests from the SEC's Division of Enforcement, the Unites States Attorney of Baltimore, Maryland, the United States Attorney General in Washington, D.C. and others seeking the production of voluminous documents in connection with various investigations into the Company’s governance, management, operations, accounting and related controls.  Certain current and former employees have received notices for voluntary informational interviews from the SEC's Division of Enforcement, Office of the Inspector General for the Department of Education and the Internal Revenue Service (“IRS”) seeking testimony related to past financial and accounting practices.  At this time, the Company cannot predict when these investigations will be completed, nor can the Company predict what the results of these investigations may be.  It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government entities (which in turn could negatively impact its business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on its business.  SBM cannot provide assurance that the effects and results of these or other investigations will not be material and adverse to its business, financial condition, results of operations or cash flows.

The SEC Proceeding may require the Company to further amend or restate its public disclosures.  The Company is engaged in legal proceedings with the SEC as described above and below.  SBM cannot provide assurance that the resolution of the SEC Proceeding will not necessitate further amendments or restatements to its previously-filed periodic reports or lead to some enforcement proceedings against SBM.  Final resolution of the SEC Proceeding is subject to a number of uncertainties.

Material adverse legal judgments, fines, penalties or settlements could adversely affect the Company’s financial health and prevent the Company from fulfilling its obligations under its outstanding indebtedness.   The Company’s available cash and its cash flow from operations may not be adequate to fund its operations and service its certificate liability for the foreseeable future.  Any material adverse legal judgments, fines, penalties or settlements arising from the Company’s pending investigations and litigation could require additional funding.  If such developments require the Company to obtain additional funding, the Company cannot provide assurance that the Company will be able to obtain the additional funding that the Company needs on commercially reasonable terms or at all, which could have a material adverse effect on its results of operations and cash flows.

Such an outcome could have important consequences for SBM’s stakeholders.  For example, it could:

•

require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, and other general corporate purposes;

•

increase the Company’s vulnerability to general adverse economic and industry conditions;

•

limit the Company’s flexibility in planning for, or reacting to, changes in its businesses and the industries in which the Company operates;

•

restrict the Company’s ability to retain current certificate holders;

•

make it more difficult for the Company to satisfy its payment obligations with respect to its outstanding indebtedness; and

•

increase the difficulty and/or cost to the Company of refinancing its indebtedness.

Additional negative publicity may adversely affect the Company’s business.  As a result of actions taken by the SEC’s Division of Enforcement, the Company has been the subject of continuing negative publicity focusing on these actions.  This negative publicity has contributed to significant declines in the Company’s mortgage business (ultimately resulting in that business ceasing operations in 2008) and reduction of its certificate holders, and has brought increased regulatory scrutiny upon the Company from various non-related government agencies.  Additional negative publicity related to current senior corporate management's actions could have a material adverse effect on the Company’s results of operations and cash flows and the ability of SBM Group or the Company to obtain external financing if sought.

 The Company’s Senior Corporate Management team is required to devote significant attention to matters arising from the current civil action brought against the company from the SEC.  SBM cannot provide assurance that the accompanying distractions related to matters arising from the civil action filed by the SEC against certain management will not adversely affect the Company’s results of operations.

Risks Relating to the Company’s Businesses

SBM does not have sufficient cash to pay its independent registered public accounting firm for the required financial audit of its 2007 financial statements.  Due to the Company’s lack of cash resources, the Company did not have sufficient cash to pay its independent registered public accounting firm to complete its audit of the Company’s 2007 financial statements that are included in this Annual Report on Form 10-K.  Since the Company’s Annual Report on Form 10-K for the period ending December 31, 2007 has been filed without audited financial statements and without the required audit opinion of the Company’s current independent registered public accounting firm, its Form 10-K is deficient and does not comply with the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).   However, the 2004 – 2006 financial information that is included in this Annual Report on Form 10-K is presented with the required audit opinion of the Company’s independent registered public accounting firm.

SBM intends to complete the required audit of its financial statements for the period ending December 31, 2007 as soon as the Company obtains the necessary funds.  When the Company completes the audits of the annual financial statements, the Company intends to file an amended Annual Report on Form 10-K for the year 2007.   This amended filing may include adjustments to the Company’s financial statements and results of operations as compared to this report filed without audit procedures performed by the Company’s independent registered public accounting firm.

SBM may determine that a restructuring or a reorganization is its best option to continue as a viable business.  SBM and/or one or more of its affiliates therefore may decide to petition for bankruptcy protection pursuant to Chapter 11 of the United States Bankruptcy Code.  As described below in “Legal Proceedings,” SBM has reported to the Court overseeing the SEC Proceeding that the Company is considering attempting to deregister as a registered investment company and embarking upon a corporate reorganization, either through a voluntary exchange by debt-holders or through a prepackaged bankruptcy.  The Company believes that such reorganization would allow it to restructure its balance sheets, including its investments, and could enable it to raise capital in the equity and/or fixed-income markets to provide liquidity for stakeholders and for new investments.  However, SBM can provide no assurance that it will ultimately decide to pursue such reorganization or if such would be successful.

Although the Company continues to maintain investment assets, at the time of this report the Company does not have cash available to fully satisfy its obligations to make payments of certificate interest and principal for redemptions and maturities.    SBM intends to generate cash by investing in income-producing investments and by the purchase and sale of qualified investments.

However, SBM can provide no assurance that its investments will be able to generate sufficient cash to enable it to satisfy its obligations to make payments of principal and interest when due.

SBM may be required to liquidate assets in order to pay amounts due on the face-amount certificates currently outstanding.  SBM may be required to liquidate all or a portion of its assets at certain times in order to raise funds necessary to pay amounts of principal and interest due on face-amount certificates upon maturity or at times when principal and interest are otherwise due on such face-amount certificates.  Such liquidations may be required at times when only unattractive liquidation values are available, and thus may materially adversely affect the Company’s financial condition.  SBM has been, and may continute to be unable to liquidate assets on terms that enable it to meet its obligations as they become due.

Little, if any, secondary trading market exists for SBM’s outstanding certificates.   The Company’s face-amount certificates are not issued with “CUSIPs,” the alphanumeric codes used for facilitating clearing and settlement of securities transactions, meaning that they cannot be traded like most other bonds and fixed-income instruments.  Certificate holders may therefore have difficulty liquidating their certificates if the Company continues to be unable to redeem them for cash.  Furthermore, without a secondary trading market from which prices of the Company’s outstanding certificates would be quoted or published, certificate holders may have difficulty determining the actual value of their certificates.

SBM may issue additional debt.  SBM has the ability, and may determine it is in its best interest, to borrow additional funds or issue additional note securities in the future. You can have no assurance that the face-amount certificates will be the Company’s only outstanding debt or that its assets will not be encumbered by other debt in the future.

 The Company’s investments in real estate and real estate partnerships are subject to risks.  Real estate investments, which represent a significant portion of the Company’s portfolio, are subject to the risks generally incident to the ownership of real property, including liquidity, the need to meet fixed obligations, uncertainty regarding adverse local market conditions due to zoning laws, neighborhood characteristics, interest rates, availability of mortgage funds, changes in real estate property tax rates and other operating expenses, governmental rules and fiscal policies, and other factors which are beyond the Company’s control.  SBM may be unable to resell real estate assets at a profit as a result of adverse conditions in local real estate markets or other factors or the imposition of regulations governing the use of the properties that have an adverse impact on the value of the assets.  Many of these inherent risks may be intensified by economic recession and by other potential economic developments and uncertainties, including the recent downturn in the real estate market generally.

Investments in real property create a potential for environmental liability on the part of the owner of, or any mortgage lender on, such real property.  If hazardous substances are discovered on or emanating from the Company’s investment properties, the owner or operator of the property (including Geneva) may be held strictly liable for all costs and liabilities relating to such hazardous substances.

Ownership and operation of real estate involves certain risks that may be beyond the Company’s control, including:

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

•

the availability and expense of liability insurance; and

•

our ability to adequately maintain the Company’s property pending sale.

There can be no assurance that any property will be promptly sold to ensure sustained operations or allow adequate cash flows.

 The Company’s investment in construction and development activities, if any, will expose it to certain risks such as cost overruns, carrying costs, availability and costs of materials and labor, weather conditions and government regulation.  Additionally, the Company’s investment in any construction and development activities may require that the Company provides funding for costs in connection with the design and implementation of any development and costs in connection with performing certain oversight and review functions, including costs for reviewing construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations.

Undeveloped land and development properties involve more risk than properties on which development has been completed.  Undeveloped land and development properties do not generate any operating revenue, while costs are incurred to develop the properties.  In addition, undeveloped land and development properties incur expenditures prior to completion, including property taxes and development costs. Also, construction may not be completed within budget or as scheduled and projected sales prices may not be achieved and other unpredictable contingencies beyond the Company’s control could occur.  SBM will not be able to recoup any of such costs until such time as these properties or units are sold.  Accordingly, the greater the length of time it takes to develop or dispose of these properties, or such parcels, the greater will be the costs incurred by SBM without the benefit of income from these properties, which may adversely affect its ability to successfully develop additional properties.  Furthermore, the ultimate disposition price of these properties may be less than the Company’s costs incurred with respect thereto.

 The Company’s financial condition and results of operations may be adversely affected by market fluctuations and other economic factors.  Economic and market conditions and fluctuations in interest rates affect the market value of the Company’s investment portfolio.  Although the Company seeks to control this interest rate risk, the value of its investment portfolio may decrease during periods of sharp changes in interest rates.  If the Company had to sell assets to meet liquidity needs at such a time, the Company could recognize losses on the sale of such assets. These losses could reduce the overall capital resources available to provide a source of funds for the Company’s operations.

Many of the Company’s investments are relatively illiquid.  There may be a limited trading market for many of the assets currently in its portfolio and in certain instances there may be effectively no trading market therefore.   The Company’s investment in illiquid assets may restrict its ability to dispose of such investments in a timely fashion and for an attractive price.  Illiquid assets may trade at a discount from comparable, more liquid investments.

In addition, the Company’s transfer of certain assets will be subject to the satisfaction of legal requirements applicable to transfers that do not require registration or qualification under the 1933 Act or any applicable state securities laws and upon satisfaction of certain other provisions of the respective agreements pursuant to which the collateral assets were issued.  The Company expects that such transfers will also be subject to satisfaction of certain other transfer restrictions.  The existence of such transfer restrictions will negatively affect the liquidity of, and consequently the price that may be realized upon a sale of, such securities.

The illiquidity of assets and the restrictions on transfer of assets, in each case as described above, may affect the value of and the amount and timing of receipt of proceeds from the sale of assets in connection with the exercise of remedies following an event of default.

SBM could be adversely affected by operating and originating loans with in a specific geographic region.  A majority of the Company’s mortgage brokerage business is geographically concentrated in certain states, including Delaware, Maryland, Virginia and the District of Columbia.  Any adverse economic conditions or a tightening of credit standards in these markets could cause the number of loans originated to decrease, likely resulting in a corresponding decline in revenues.  Also, the Company could be adversely affected by business disruptions triggered by natural disasters, including the effects of any future hurricanes, or acts of war or terrorism in these geographic areas.

SBM relies on SBM Group to provide the Company with administrative services.  SBM relies upon SBM Group to provide the Company with management and accounting and tax preparation services, as well as office facilities and personnel, for the conduct of the Company’s business under an Administrative Services Agreement.  Any material adverse change to SBM Group could therefore have a material adverse effect on the Company’s ability to conduct its business.

 The Company’s business and growth strategies could be harmed if key personnel terminate their employment with us.   The Company’s success depends, to a significant extent, on the continued services of Eric M. Westbury, its Chief Executive Officer, , and P. Brady Hayden, its Chief Financial Officer, who have extensive market knowledge and long-standing business relationships critical to its operations and growth.  If any of the Company’s senior management team, particularly its Chief Executive Officer and Chief Financial Officer left the SBM organization and the Company failed to effectively manage a transition to new personnel, or if the Company fails to attract and retain qualified and experienced personnel on acceptable terms, its business, financial condition and results of operations could be adversely affected.

 The Company’s investments may not perform as well as past funds managed by SBM Financial or the members of the Company’s executive committee.  Prior investment performance of the personnel managing the Company’s investments may not be indicative of their performance in managing its assets.  The nature of, and risks associated with, the future investment strategies employed by the Company’s investment personnel on its behalf may differ substantially from the types of investments and strategies undertaken historically by such personnel and there can be no assurance that investments made on the Company’s behalf will perform as well as any past or current funds managed by the personnel employed by SBM Financial or the Company’s executive committee.

Conflicts of interest may arise in connection with the Company’s relationship with SBM Group.  Various potential and actual conflicts of interest may arise from the overall activities of SBM Group and their respective and employees, and from possible transactions between SBM and its affiliates.  The following briefly summarizes some of these conflicts, but is not intended to be an exhaustive list of all such conflicts.

SBM Group serves as the Company’s administrator and provides the administrative services necessary for the Company to operate.  Eric M. Westbury, the Company’s Chairman and Chief Executive Officer, is the sole shareholder of Geneva, the sole member of SBM Group.  As a result, he may be deemed to control SBM Group and SBM Financial, its wholly-owned subsidiary, which owns SBM.  As a result, conflicts of interest may arise in connection with the Company’s relationship with SBM Financial and SBM Group.

SBM may also acquire assets via transactions with Geneva Capital Partners, LLC, an affiliate and indirect parent of SBM that makes real estate and equity investments.  Any purchases of real estate assets from Geneva Capital Partners which have processing fees included could become the assets of SBM.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

As of December 31, 2007 and 2006, SBM owns real estate with a total carrying value of $1,174,931 and $883,407 respectively.  These properties are available for sale.

In 2001 SBM acquired a mortgage note which was secured by properties in the City of Salem, New Jersey.  The Company subsequently foreclosed on those properties after default by the borrower and has continued to invest in properties in Salem in conjunction with a community redevelopment project, and currently owns 30 noncontiguous properties as part of this project.  As of December 31, 2007 and December 31, 2006, the carrying value of these properties is $1,065,445 and $883,407, respectively.

SBM also owns a commercial, mixed-use building located at 125 N. Minnesota Street, New Ulm, Minnesota, with a carrying value of $109,486 as of December 31, 2007.  This building currently houses a branch of SBM Group’s Administrative Services division, which provides office space to the Company, and is also partially leased to residential tenants.

ITEM 3. Legal Proceedings

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

On May 29, 2003, John J. Lawbaugh, the SBM Companies’ then Chief Executive Officer, and owner of the majority shares of 1st Atlantic, filed a voluntary petition for bankruptcy protection pursuant to Chapter 11 of the United States Bankruptcy Code (“Lawbaugh Bankruptcy”).

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

On December 5, 2003, Geneva acquired control of the 1st Atlantic and SBM.  The SEC Staff participated in the negotiations leading to the terms and consummation of a stock purchase agreement that resulted in the December 5, 2003 sale of 1st Atlantic to Geneva.  Prior to the sale of the 1st Atlantic and SBM to Geneva, the parties entered into a settlement proposal with the SEC Staff. After the settlement agreement was implemented and after the completion of the stock purchase agreement, Geneva contributed $3.2 million of cash to 1st Atlantic and $1.5 million in cash to SBM, amounts agreed to by the SEC Staff as being sufficient to replenish reserves for the benefit of certificate holders.  The Settlement Agreement for this matter was approved and ordered by the Court in the Lawbaugh Bankruptcy after review and consent by the SEC Staff.

For several months prior to April 2006, the Philadelphia staff of the SEC had been conducting an examination of the operations of the SBM Companies.  The SBM Companies had produced documents to the SEC, but no depositions were taken.

On April 4, 2006, the SEC filed an enforcement action (the “SEC Proceeding”) against the SBM Companies and Geneva and Eric M. Westbury (collectively, the “Defendants”) alleging that since approximately January 2003, the SBM Companies have failed to maintain the statutorily required minimum reserves in cash or qualified investments on their outstanding face-amount certificates, other fraudulent interstate transactions and manipulative and deceptive devices, and requesting emergency relief.

In its complaint SEC v. SBM Investments Certificates Inc., Civil Action No. 06-866-DKC (U.S.D.C. Md.) (the “SBM Complaint”), the Staff alleged that as of December 31, 2005, SBM’s financial statements reflected that it was below what the Staff believed was the applicable reserve requirement.  In addition, the Staff claimed that at the time of the SEC’s last examination of its books and records, SBM’s books and records revealed “obstacles” to the company becoming compliant with those reserve requirements, among them:

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

The SEC’s Complaint, including its allegations and prayer for relief, and its related press release are available online at www.sec.gov/litigation/litreleases/2006/lr19638.htm.

On April 4, 2006, a hearing was held before U.S. District Court Judge Deborah K. Chasanow in Greenbelt, Maryland.  The Court did not freeze the SBM Companies’ assets or appoint a receiver.  The Court did issue an Order having a material effect on the SBM Companies and certificate holders.

In its Order, the Court directed the defendants “. . . to notify the court and counsel for the SEC immediately upon receiving any demand, from any investor, for payment of any funds . . . ” and enjoined the defendants “. . . from making any payment based on such demand for a period of seven days from the date of notification to the court and counsel for the SEC . . .”  (the “Freeze Order”).  The effect of the Freeze Order, and a May 12, 2006 Memorandum and Order of the Court, was that the SBM Companies could no longer pay principal and interest to certificate holders, although interest continues to accrue.  The SBM Companies have made periodic reports to the Court of demands from certificate holders for payment of any principal and interest.

Two additional hearings took place before Judge Chasanow, namely, on May 12 and June 19, 2006.  Between mid-2006 and early February 2007, various reports, pleadings and motions were filed with the Court.

On February 22, 2007, the SBM Companies filed a 25-page Status Report with the Court.  In the report, there was, among other things, (a) a discussion of business operations, assets and obligations to certificate holders, and (b) a request that the Court’s Orders forbidding payment of interest to certificate holders be modified.

On the next day, February 23, 2007, Judge Chasanow issued a 59-page Memorandum Opinion and a two page Order granting and denying various motions made by the parties.  The Judge, among other things, ordered that the Court’s April 4 and May 12, 2006 Orders prohibiting payment of principal and interest to certificate holders remain in effect.  She also established a procedure for SBMIC and SBMCC to sell assets.  The Judge did not appoint a receiver, and did not issue a preliminary injunction.  As a result of the Freeze Order, SBM was not free to conduct business in the ordinary course, and was not been able to pay principal and interest on certificates as they would have come due in the ordinary course.

Judge Chasanow addressed each of the parties’ requests and motions in her Memorandum Opinion.   First, Judge Chasanow concluded that the SEC “. . . has not yet provided sufficient evidence as to scienter to support an injunction against future violations of the anti-fraud provisions of the securities laws” and “. . . has not provided sufficient evidence that Geneva and Westbury committed securities fraud against the District of Columbia and would commit future securities fraud to justify a preliminary injunction against future violations of the securities fraud provisions.”  Second, Judge Chasanow held that “Under the circumstances of this case, appointment of a receiver to provide an accounting of Defendants’ affairs is not necessary to preserve the status quo.”  Third, Judge Chasanow held that “. . . the SEC makes a persuasive argument that certificate rollovers constitute the sale or issuance of face-amount certificates under section 28(a)” of the Investment Company Act of 1940.  Fourth, Judge Chasanow concluded that the SEC “. . . has made a sufficient showing, at this preliminary stage, that it is likely to prevail on the question of whether Defendants SBMCC and SBMIC are required to maintain qualified reserves under section 28 of the Investment Company Act of 1940” and “. . . has offered sufficient evidence to conclude at this stage that SBMCC and SBMIC have likely violated the qualified reserve requirements and will likely continue to be in violation during the pendency of this action.”

Following Judge Chasanow’s Memorandum Opinion, very preliminary discussions were initiated with the SEC staff toward an amicable resolution of this proceeding.

On June 22, 2007 the Reznick Group, P.C. and SBM agreed that Reznick would conclude its services as the the Company’s’ independent registered public accounting firm, which agreement was reached after Reznick concluded, in the exercise of its sole discretion and without input from the Company, that risk associated with continuing its engagement with the Company precluded a continued engagement.  A Current Report on Form 8-K was filed with the SEC reporting on the resignation of Reznick.  A copy of the Form is available online at http://www.sec.gov/Archives/edgar/data/870398/000115752307006458/a5437117.txt.

On June 22, 2007 the Boards of Directors approved the engagement of RBSM LLP as new independent registered public accountants for the SBM Companies.  RBSM has begun its accounting work for the Companies.  A Current Report on Form 8-K was filed with the SEC reporting on the engagement of RBSM as new accountants.  A copy of the Form is available online at http://www.sec.gov/Archives/edgar/data/870398/000115752307006926/a5449810.txt.

On February 5, 2008, Judge Chasanow directed that the civil litigation be referred to Judge William Connelly, then United States Magistrate Judge for the District of Maryland, for settlement purposes.

On May 5, 2008, as ordered by Judge Chasanow, SBM filed its Form 10-K for the years ending December 31, 2006, 2005, and 2004.  These audited financial statements reflect that the fair value of qualified assets exceed the Surrender Value of certificate holder liability for the years ended December 31, 2006, 2005 and 2004, which is in compliance with Section 28 of the 1940 Act for all three years.

Judge Connelly held mediation sessions with the parties on various dates between 2008 and 2010, including specifically May 29, 2008, July 15, 2008, September 16, 2008, and April 28, 2010, during which a framework for a final settlement began to take shape, however no settlement was yet reached.  During this period and as settlement discussions continued, SBM filed various applications for exemptive relief with the SEC under various securities laws, including the 1940 Act and the Advisers Act.  One of the primary objectives of these applications was to provide for terms of a potential settlement that allowed for the Company’s executive management team to remain in place.

As the parties continued settlement discussions, Judge Chasanow set trial dates for December 2010 and the parties began their discovery.  Judge Chasanow subsequently postponed the December 2010 trial dates given that a settlement at that point was immanent.

On February 28, 2011, the parties reached a settlement (“Settlement”).  Without admitting or denying the allegations in the lawsuit, the SBM Companies consented to a Final Consent Judgment and a Cease-and-Desist Order pursuant to various federal securities laws.  Also without admitting or denying the SEC’s allegations, Geneva and Eric M. Westbury consented to a Cease-and-Desist Order; however the SEC dismissed all allegations against them.  Specific terms of the FCJ include:

•

The SBM Companies were to engage an Independent Consultant who is charged with, among other items, completing an inventory of their reserve assets and outstanding certificates, perform a comprehensive review of their accounting practices, procedures and internal controls and make recommendations to their Boards of Directors (“Boards”).  Additionally the Consultant is to provide various reports to the Boards and provide recommendations to the SBM Companies with regard to their accounting policies and procedures including their compliance with the 1940 Act.

•

All prior Orders under the action, including the Freeze Order, were dissolved.

•

Within nine months and twelve months of the entry of the FCJ, the SBM Companies were to resume the payments of interest and principal, respectively, owed under the face-amount certificates.

•

The SBM Companies were responsible for completing various other undertakings, including a timeframe by which SBM’s delinquent annual reports are to be filed.

•

While a Settlement has been reached, the Court retained jurisdiction over the Proceeding for the purpose of enforcing the FCJ.

Pursuant to the terms of the Settlement, on March 4, 2011 Eric M. Westbury resigned as President of the SBM Companies.  Mr. Westbury remains Chairman and Chief Executive Officer of the SBM Companies.

On June 29, 2011, the SEC and the SBM Companies filed a Joint Status Report with the Court.  In this report, the parties acknowledged that the SBM Companies had requested several extensions with regard to the deadlines of the FCJ, and were otherwise non-compliant with certain terms of the settlement, notably the engagement of the Independent Consultant.  The parties also reported to the Court in this filing that the SBM Companies were considering attempting to deregister as investment companies and reorganize and restructure their balance sheets, including their investments.

On August 24, 2011, the SEC filed with the Court a Motion to hold the SBM Companies in Civil Contempt of Court for failing to comply with the FCJ.  Hearings were held on September 13, October 17, November 18 and November 29, 2011 to consider the SEC’s motion.

Pursuant to the terms of the Settlement, on August 26, 2011, SBM Financial resigned as investment adviser to the SBM Companies.  As of that date, SBM’s executive committee, consisting of the same individuals who were principals of SBM Financial and responsible for investment decisions pertaining to the Company for SBM Financial, assumed the role of directly managing the investments of the Company.

On October 31, 2011, the SBM Companies engaged Laurence A. Friend as Independent Consultant and he subsequently began his work to complete the inventory of reserve assets of the SBM Companies, among other items.

Due to liquidity constraints, the SBM Companies were not able to resume the payment of interest and principal as required by the FCJ.

On March 2, 2012, the Court found the SBM Companies in Civil Contempt.  On April 27, 2011, a hearing was held to determine the proper remedies for the contempt.  On that date, the Court issued an order outlining the remedies, which include, among other items, various undertakings regarding the SBM Companies’ monthly reports to be filed with the SEC and the Court, the opening of bank accounts by SBMCC, and requiring the SBM Companies to provide notice to the SEC prior to certain asset sales.

Furthermore, SBMCC has committed to filing its delinquent annual reports for the years 2008 – 2010 with the SEC.

Other Matters

The Company recognizes an obligation of $99,013.29 to the Law Office of John M. Fedders, one of the SBM Companies’ former law firms representing them in the SEC litigation.  On August 3, 2009, the Circuit Court for Montgomery County Civil System entered a judgment against the SBM Companies for this amount.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected financial data of SBM for the five years ended December 31, 2007.  The financial data was derived from the Company’s unaudited financial statements.  The data should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, related notes, and other financial information included in this Annual Report.

____________

* Earnings (loss) per share based on 250,000 shares issued and outstanding.

	YEAR ENDED DECEMBER 31
	2007	2006	2005	2004	2003
		(in thousands, except per share data)

STATEMENT OF OPERATIONS DATA
Total investment income	340	5,852	583	1,198	2,705
Interest credited on certificate reserves	(1,692)	(1,714)	(1,845)	(2,037)	(2,424)
Net investment spread	(1,352)	4,138	(1,262)	(839)	280
Total investment and other expenses	(3,533)	(2,030)	(3,083)	(3,212)	(2,160)
Net investment income (loss) before taxes and gains	(4,886)	2,108	(4,345)	(4,051)	(1,879)
Net realized investment gains (losses)	92	(13)	(428)	237	150
Net investment income (loss) before taxes	(4,794)	2,095	(4,773)	(3,814)	(1,729)
Net other operating income (loss)	(90)	143	(185)	(326)	(281)
Net investment and other operating income (losses)	(4,885)	2,238	(4,958)	(4,140)	(2,011)
Federal income tax (expense) benefit	-	-	-	1	(15)
Net operating income (loss)	(4,885)	2,238	(4,958)	(4,140)	(2,026)
Non-operating expense	(1,569)	(896)	(846)	(1,103)	(461)
Net income (loss)	(6,454)	1,341	(5,805)	(5,243)	(2,487)
Earnings (loss) per share*	(25.82)	5.36	(23.22)	(20.97)	(9.95)

BALANCE SHEET DATA (END OF PERIOD)
Total assets	31,045	37,822	37,493	44,280	50,594
Total liabilities	35,301	35,445	36,631	37,815	42,844
Shareholder's equity (deficit)	(4,256)	2,376	863	6,464	7,749

*Earnings (loss) per share based on 250,000 shares issued and outstanding.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following information should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this report.  This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties.  These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company’s industry, its beliefs, and its assumptions.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict, and which could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair the Company’s customers’ ability to repay their loans and increase its non-performing assets,

•	a contraction of available credit and/or an inability to access the equity markets could impair the Company’s lending and investment activities,

•	interest rate volatility could adversely affect the Company’s results, and

•	the risks, uncertainties and other factors the Company identifies in “Risk Factors” and elsewhere in this Form 10-K and in the Company’s filings with the SEC.

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate.  Important assumptions include the Company’s ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by the Company that its plans and objectives will be achieved.  These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this annual report.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with its financial statements and the related notes thereto contained elsewhere in this Form 10-K.

Overview

SBM is a face-amount certificate company registered under the 1940 Act that issues and services fixed-rate face-amount certificates.  During 2007, and until August 26, 2011, SBM Financial, formerly an independent adviser registered under the Advisers Act, served as investment adviser to SBM.  SBM Group provides the administrative services necessary for the Company to operate.

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

SBM’s gross income is derived primarily from the margin between earnings on its investments and amounts paid or credited on its fixed-rate certificate liability, which the Company refers to as its investment spread.  SBM's net income is determined by deducting investment and other expenses and federal income taxes from the investment spread. The investment spread is affected principally by investment decisions, general economic conditions, government monetary policy, the policies of regulatory authorities that influence market interest rates, and SBM’s ability to respond to changes in such rates.  Changes in market interest rates may have a negative impact on earnings.

As of December 31, 2007 and 2006, the Company’s total assets were approximately $31 million and $37.8 million, respectively, while its aggregate certificate liability was approximately $34.4 million and $32.7 million, respectively.  As of the end of the 2007 and 2006 fiscal years, the Company’s outstanding liabilities excluding certificate liability totaled approximately $0.9 million and $2.8 million, respectively.

Portfolio Review

SBM invests its assets in accordance with the provisions of the 1940 Act, which requires that the Company maintains a portion of its investment portfolio solely in cash or “qualified investments,” as such term is defined in Section 28.  Section 28 defines “qualified investments” to include investments of a kind which life insurance companies are permitted to invest in or hold under the provisions of the Code of the District of Columbia.  SBM refers to the portion of its portfolio that must be held in either cash or qualified investments as its reserves.  Likewise Section 28 dictates the required amount of such reserves, which the Company refers to as the reserve amount.  In accordance with Section 28, the reserve amount is generally equal to the higher of (i) the Surrender Value of the Company’s outstanding face-amount certificates and (ii) the amount or amounts payable when due under its outstanding face-amount certificates, discounted back to present value at an assumed annual rate of return.  Surrender value is generally equal to a certificate’s Account Value (principal plus accrued and payable interest, if any), less the early surrender charge applicable to that certificate.

 The Company’s investment policy is to invest reserves in a variety of investments that diversify risk, provide a reasonable return on investment and allow for liquidity consistent with its cash requirements.  The Company’s portfolio as of December 31, 2007 included fixed maturity securities, equity securities, mortgage notes, real estate, real estate partnerships, a CMO residual and real estate tax lien certificates.  SBM monitors its short-term liquidity needs in an attempt to ensure that cash flow from investments allows for the payment of all of its obligations due, including expected cash outflow to certificate holders, with the goal of maintaining an adequate level of liquidity for maturing face-amount certificates.  In addition, the investment strategy also is designed to provide protection of the investment portfolio from adverse changes in interest rates.

 The Company’s investments in available-for-sale securities totaled approximately $29,382 at December 31, 2007, representing approximately 0.1% of its total investment portfolio, compared to approximately 2% of its total investment portfolio at December 31, 2006.  Available-for-sale securities consist of fixed maturity securities and equity securities.  Fixed maturity securities consist of US Treasuries, municipal bonds, mortgage-backed securities, corporate debt and closed-end mutual fund investments.  The market value of available-for-sale securities fluctuates with changing economic conditions. Fixed maturity securities are influenced greatly by market interest rates. Corporate debt market value is affected by market interest rates and is also weighed by the performance of the company that issues the debt. Upgrades or downgrades in the rating of a corporate bond will increase or decrease the market value of such investment.   The Company’s investments in equity securities are subject to market risk and fluctuations in the market value of the securities.  Fluctuations in market value of equity securities affect the yield on the investment and could result in a reduction in the principal amount invested in the security.  SBM takes into account the current and expected future market environment in evaluating investment risk and investment yields.

Based on the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classifies its fixed maturity and equity securities as available-for-sale.  Such securities are carried at fair value and changes in fair value, net of deferred income taxes, are charged or credited directly to shareholder’s equity.  Volatility in reported shareholder’s equity occurs as a result of the application of SFAS No. 115, which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values.  As a result, adjusting the shareholder’s equity for changes in the fair value of the Company’s available-for-sale securities without reflecting offsetting changes in the value of its liabilities or other assets creates volatility in reported shareholder’s equity but does not reflect the underlying economics of SBM’s business.

 The Company’s investments in residential and commercial real estate mortgage notes receivable totaled approximately $8.0 million at December 31, 2007, representing approximately 34% of the total investment portfolio, compared to approximately 31% of the Company’s total investment portfolio at December 31, 2006.  These real estate mortgage notes are secured by the underlying real property and other assets as well.

SBM holds an investment in a real estate limited liability corporation (LLC) with a carrying value of approximately $10.2 million at of December 31, 2007, representing 43% of the investment portfolio, compared to approximately 47% of its total investment portfolio at December 31, 2006.

 The Company’s investment in real estate tax lien certificates are comprised of delinquent real estate tax bills purchased from municipalities at a discount.  They are generally secured by a first lien on the property on which the tax is owed. In all cases, the certificates are significantly over-collateralized by the underlying property.  As of December 31, 2007, the real estate tax lien certificates had a balance of approximately $207,051, or 0.88% of the total investment portfolio, compared to approximately 0.79% of the Company’s total investment portfolio at December 31, 2006.

SBM holds an investment in a residual tranche of a collateralized mortgage obligation (“CMO residual”) with a principal balance of $1.3 million as of December 31, 2007, representing 5.4% of the total investment portfolio, compared to approximately 4.9% of its total investment portfolio at December 31, 2006.  The investment was purchased in 2002 and represents an ownership interest in a trust (the “Trust”) that owns a securitized pool of mortgage loans.  The CMO residual interest is a subordinate interest in the Trust.  The individual mortgage notes held in the Trust generate income to the Trust, which then pays certain operating costs of the Trust and pays the owners with a guaranteed interest in the Trust.  Any excess income generated after these payments is then paid to us.  SBM will only receive payments if there is cash generated by the Trust in excess of operating costs and payments to guaranteed interest holders.

SBM also owns real estate investments totaling approximately $1.2 million as of December 31, 2007, representing approximately 5.0% of the investment portfolio, compared to approximately 4.8% of its total investment portfolio at December 31, 2006.

Results of Operations

In the normal course of operations, SBM’s net income is derived primarily from its yield on investments, or investment income, and realized capital gains (losses), less investment expenses and interest credited on certificate liability reserves.   Changes in net income trends occur largely due to changes in investment returns in SBM’s portfolio, from realization of capital gains (losses), and from changes in interest crediting rates to certificate products.  SBM follows U.S. generally accepted accounting principles.   As a result of the Current SEC Proceedings and the Freeze Order, SBM has not been free to conduct business in the ordinary course, which has had a significant and negative impact on its business operations.

Comparison of years ended December 31, 2007 and December 31, 2006

Investment Income

Investment income for the year ended December 31, 2007 was $340,120, compared to approximately $5.9 million for the year ended December 31, 2006, representing a change of approximately ($5.6) million from the prior year.  This amount consisted primarily of interest and dividend income, other investment income, mortgage interest income, and other income, offset by losses on SBM’s investment in SBM Mortgage.

Interest and dividend income was $135,835 for the year ended December 31, 2007, compared to approximately $5.46 million for the year ended December 31, 2006, representing a change of approximately ($5.3) million from the prior year.   Mortgage interest income was $204,285 for the year ended December 31, 2007, compared to $388,835 for the year ended December 31, 2006, representing a change of ($184,550) from the prior year.  Other investment income was approximately $0 for the year ended December 31, 2007, compared to $4,715 for the year ended December 31, 2006, representing a change of ($4,715) from the prior year.

Realized Gains (Losses) on Investments

SBM had realized gains on investments of $91,504 for the year ended December 31, 2007, compared to ($13,457) for the year ended December 31, 2006, representing an increase of $104,961 from the prior year.

Operating Expenses

Operating expenses for the year ended December 31, 2007 were approximately $5.45 million, compared to approximately $3.96 million for the year ended December 31, 2006, representing an increase of approximately $1.49 million from the prior year. This amount consisted primarily of interest credited on the Company’s certificate liability, administrative services fees, legal and accounting fees and other expenses.

Interest credited on the Company’s certificate liability was approximately $1.69 million for the year ended December 31, 2007, compared to approximately $1.71 million for the year ended December 31, 2006, representing a change of approximately ($.02) million from the prior year. Administrative services fees were approximately $2.35 million for the year ended December 31, 2007, compared to approximately $1.73 million for the year ended December 31, 2006, representing an increase of approximately ($0.62) million from the prior year.  Legal and accounting fees were $804,018 for the year ended December 31, 2007, compared to $197,829 for the year ended December 31, 2006, representing an increase of $606,189 from the prior year.  Other expenses were $228,123 for the year ended December 31, 2007, compared to $214,996 for the year ended December 31, 2006, representing a change of ($13,127) from the prior year.

Net Loss from Operations

SBM had a net loss from operations of approximately $4.88 million for the year ended December 31, 2007, compared to a net income from operations of approximately $2.24 million for the year ended December 31, 2006, representing a change of approximately ($7.12) million from the prior year.  As a result of the Freeze Order, SBM was not been free to conduct business in the ordinary course during 2007, which had a significant and negative impact on its business operations during the year.

Comparison of years ended December 31, 2006 and December 31, 2005

Investment Income

Investment income for the year ended December 31, 2006 was approximately $5.9 million, compared to $582,632 for the year ended December 31, 2005, representing an increase of approximately $5.3 million from the prior year.  This amount consisted primarily of interest and dividend income, other investment income, mortgage interest income, and other income, offset by losses on SBM’s investment in SBM Mortgage.

Interest and dividend income was approximately $5.5 million for the year ended December 31, 2006, compared to approximately $0.3 million for the year ended December 31, 2005, representing an increase of approximately $5.2 million from the prior year.  Mortgage interest income was $388,835 for the year ended December 31, 2006, compared to $321,869 for the year ended December 31, 2005, representing a change of $69,966 from the prior year.  Other investment income was $4,715 for the year ended December 31, 2006, compared to $2,354 for the year ended December 31, 2005, representing an increase of $2,361 from the prior year.

Realized Gains (Losses) on Investments

SBM had realized losses on investments of ($13,457) for the year ended December 31, 2006, compared to ($428,331) for the year ended December 31, 2005 representing a change of $414,874 from the prior year.

Operating Expenses

Operating expenses for the year ended December 31, 2006 were approximately $3.96 million, compared to approximately $5.78 million for the year ended December 31, 2005 representing a change of approximately ($1.8) million from the prior year.  This amount consisted primarily of interest credited on the Company’s certificate liability, administrative services fees, legal and accounting fees and other expenses.

Interest credited on the Company’s certificate liability was approximately $1.71 million for the year ended December 31, 2006 compared to approximately $1.84 million for the year ended December 31, 2005 representing a change of ($130,775) from the prior year. Administrative services fees were approximately $1.73 million for the year ended December 31, 2006 compared to approximately $2.13 million for the year ended December 31, 2005 representing a change of approximately ($0.4) million from the prior year.  Legal and accounting fees were $197,821 for the year ended December 31, 2006 compared to $679,398 for the year ended December 31, 2005 representing a change of ($481,577) from the prior year.  Other expenses were $214,996 for the year ended December 31, 2006 compared to $847,680 for the year ended December 31, 2005 representing a change of ($632,684) from the prior year.

Net Income (Loss) From Operations

SBM had net income from operations of approximately $2.24 million for the year ended December 31, 2006 compared to a net loss from operations of approximately ($4.96) million for the year ended December 31, 2005 representing a change of approximately $7.20 million from the prior year.

Liquidity and Capital Resources

As of December 31, 2007, December 31, 2006 and December 31, 2005 the Company had ($4,087,054), $1,936,655 and $1,646,681, respectively, of cash and qualified investments in excess of (below) the minimum reserve amount required by Section 28 under the 1940 Act, as computed in accordance therewith.

During the year ended December 31, 2007, cash and cash equivalents decreased from $441,664 at the beginning of the period to $27,774 at the end of the period.  Net cash used by operating activities for the year ended December 31, 2007, consisting primarily of the items described in “— Results of Operations,” was approximately $240,345. SBM engaged in no financing activities during the year ended December 31, 2007.

As shown in the accompanying financial statements during the year ended December 31, 2007, the Company incurred a loss of $6,453,876 which resulted in a deficiency in shareholder’s equity of ($4,256,162) and it sustained negative cash flows from operating and financing activities.  SBM’s future existence is dependent upon management’s ability to transact business and develop profitable operations.  During 2007, SBM operated under the terms of a Freeze Order imposed in the U.S. District Court for the District of Maryland (See Footnote 18) rendering it unable to transact business in accordance with its usual operations.  The civil litigation matter is presently in the midst of mediation sessions, and management is diligently working with the Court and the SEC to settle the matter. In addition, to improve the Company’s liquidity, management is actively pursuing additional equity financing through discussions with investment bankers and private investors.  While the Company is continuing the above efforts, no assurance can be given that management’s actions will result in a favorable settlement with the SEC, developing profitable operations, attract additional equity financing or the improvement of its liquidity position.

During the year ended December 31, 2006, cash and cash equivalents increased from $165,365 at the beginning of the period to $441,664 at the end of the period. Net cash used by operating activities for the year ended December 31, 2006, consisting primarily of the items described in “— Results of Operations,” was approximately $4.6 million. SBM engaged in no financing activities during the year ended December 31, 2006.

Off-Balance Sheet Arrangements

Currently, the Company does not engage in any off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

CONTRACTUAL OBLIGATIONS

The following table shows the Company’s significant contractual obligations as of December 31, 2007.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Face-amount certificates (1)	$34,359,190	$18,017,396	$10,857,399	$3,003,444	$2,480,951

(1)

Reflects the respective maturity dates of the Company’s face-amount certificates outstanding as of December 31, 2006.  Under normal circumstances, face-amount certificates may be redeemed prior to maturity at the end of specified periodic guarantee periods without penalty by the holders thereof, or at any time prior to maturity subject to payment of the surrender charge applicable to such certificate.  Amounts listed under “Less than 1 year” include face-amount certificates that have matured or been redeemed prior to December 31, 2006, but which SBM has been prohibited from making payments on as a result of the ongoing SEC legal proceeding.

In addition, the Company had certain obligations with respect to the investment advisory and administrative services the Company received during the year ended December 27, 2007.  See “—Overview.”  SBM incurred approximately $2.35 million for administrative services for the year ended December 31, 2007.

Borrowings

Other than the liabilities discussed above, at December 31, 2007 and 2006 the Company had outstanding borrowings of $0.

Re-Emergence Plan

The SEC Proceeding has placed an enormous burden on SBM and its affiliated entities, its management, employees, broker-dealers and broker-dealer representatives and third-party supporters.  This proceeding has also created an enormous challenge for SBM to rebuild its relationships with its certificate holders and the investing community to which it has provided its services. In addition, the rebuilding will extend to the global financial services community with which it has had relationships prior to this chapter of its existence.

SBM’s goals for its certificate holders, broker-dealers, other creditors and other stakeholders after the full resolution of the SEC Proceeding, the outcome of which cannot be predicted at this time, are as follows:

1.

To determine the optimal corporate structure for the Company going forward, which may result in a reorganization or restructuring and/or recapitalization of the Company.

2.

To provide liquidity for all certificateholders, providing them the option to realize value for their investment, optimally through the establishment of a secondary trading market for the interests owned by today’s certificateholders.

3.

To satisfy the Company’s other liabilities, including debts owed to its broker-dealers, employees, officers, directors, consultants and professional service firms, among others.

4.

To re-establish an effective Registration Statement to enable SBM to raise capital in the future.

5.

To rebuild SBM’s reputation as an investor and lender.

6.

To effect the successful implementation of SBM’s business plan that was curtailed by the matters of the post 2003 acquisition and the Current SEC Proceeding.

The strategy for achieving these goals is outlined in the plan below.

As of June 30, 2008 SBM Certificate Company has $743,460 of unpaid interest payments, $6,188,364 of unpaid requested early redemptions and $10,808,445 of unpaid request for redemptions from certificates that have become due in the ordinary course of business.  As of December 31, 2011, the Company had approximately 25,316,881 of total redemption and maturity obligations, which includes demands for early redemption of principal plus interest plus ordinary-course principal plus interest.

SBM Certificate Company
	Demands for Early Redemption of Principal and Interest	Ordinary Course of Business -- Principal and interest	Ordinary Course of Business -- Interest

Total
(as of 6/30/2008)	$6,188,364	$10,808,445	$743,460

The following table estimates the end-of-guarantee period Account Value of face-amount certificates (held at 12/31/07) that have and will become due in the ordinary course of business between 2008 and 2016.

SBM Certificate Company
Year		Ordinary Course of Business Guaranty Period End
2008	…………………………………………………………………………..	$8,161,982
2009	…………………………………………………………………………..	$1,122,054
2010	…………………………………………………………………………..	$144,526
2011	…………………………………………………………………………..	$5,237,971
2012	…………………………………………………………………………..	$3,292,888
2013	…………………………………………………………………………..	$12,371
2014	…………………………………………………………………………..	$291,752
2015	…………………………………………………………………………..	$167,682
2016	…………………………………………………………………………..	$95,742
Total	…………………………………………………………………………..	$18,526,968

As noted above, much of SBM’s plans going forward depend upon the final outcome of the SEC Proceeding.  Although a Settlement has been reached, SBM cannot assure when, or if, it will be successful implementing all the terms of the Settlement.  SBM cautions you that the plans discussed above represent only its anticipated plans for operating as it moves forward after the settlement.  SBM cannot assure that it will be able to successfully implement the above-referenced plans in the manner it has contemplated, or that its plans will not be changed as a result of external factors, including the lack of necessary financing, an erosion in the value of the Company’s existing portfolio of investments, or other general economic factors present at the time the SEC Proceeding is finally resolved.

1940 Act Compliance

Although the following table indicates that SBM was not in compliance with the reserve requirements under Section 28 of the 1940 Act as of December 31, 2007, the value of its qualified assets is reflected net of reserves recorded against assets of $4,626,694.

Reserve Requirement/Qualified Asset Chart
FY 2004 thru FY 2006
	FY 2005	FY 2006	FY 2006

Account Values
Compounded 500 Series	$ 23,363,177	$ 23,995,335	$ 25,237,984
Annual 500 Series	$ 3,237,591	$ 3,362,588	$ 3,542,756
Quarterly 500 Series	$ 2,941,057	$ 3,030,802	$ 3,196,330
Paid-Up Bonds	$ 1,664,700	$ 1,656,884	$ 1,761,898
Installment Certificates	$ 305,209	$ 284,180	$ 239,486
Income Coupons	$ 306,823	$ 330,394	$ 378,587
Unlocated Certificates	$ 2,218	$ 2,149	$ 2,149
Total Account Value	$ 31,820,776	$ 32,662,332	$ 34,359,190

Calculated Reserve Amounts (1)
Compounded 500 Series	$ 17,376,739	$ 18,233,905	$ 21,067,054
Annual 500 Series	$ 2,489,708	$ 2,695,159	$ 2,930,704
Quarterly 500 Series	$ 221,450	$ 2,369,724	$ 2,576,815
Paid-Up Bonds	$ 1,664,700	$ 1,656,884	$ 1,762,940
Installment Certificates	$ 305,209	$ 284,180	$ 239,589
Income Coupons	$ 306,823	$ 330,394	$ 379,088
Unlocated Certificates	$ 2,218	$ 2,149	$ 2,149
Total Calculated Reserve Requirement	$ 22,366,847	$ 25,572,395	$ 28,958,339

Surrender Value
Compounded 500 Series	$ 19,183,611	$ 19,650,253	$ 27,795,304
Annual 500 Series	$ 2,982,007	$ 2,990,214	$ 3,119,630
Quarterly 500 Series	$ 2,755,407	$ 2,758,725	$ 2,861,124
Paid-Up Bonds	$ 1,664,700	$ 1,656,884	$ 1,761,898
Installment Certificates	$ 305,209	$ 284,180	$ 239,486
Income Coupons	$ 306,823	$ 330,394	$ 378,586
Unlocated Certificates	$ 2,218	$ 2,149	$ 2,149
Total Surrender Value	$ 27,199,976	$ 27,672,799	$ 30,158,179
Total Qualified Assets(2)	$ 29,476,656	$ 29,657,540	$ 26,071,125
Excess/(Shortage) Reserves using Surrender Value	$ 1,646,681	$ 1,936,654	$ (4,087,054)

____________

(1)

Calculated Reserve Amounts were calculated using a proposed revised discount rate for purposes of calculating the Company’s required reserve amounts under Section 28 of the 1940 Act. The proposed revised discount rate is equal to the rolling average of the initial yields of each issuance of 30-year U.S. Treasury Bonds during the prior 30-year period, which rolling average would be updated annually as of December 31 of each fiscal year. As of December 31, 2007, this revised discount rate would have been equal to 8.25%. See “Regulation.”

(2)

Qualified Assets are based on fair value, calculated in accordance with SFAS 107, as permitted by Section 28 of the 1940 Act. See “Note 10 to the Notes to Consolidated Financial Statements”.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

 The Company’s investments are represented by a mixture of available-for-sale securities (comprised of government and corporate bonds, mortgage-backed securities, closed-end mutual funds and equity securities), mortgage notes, real estate, real estate partnerships and real estate tax lien certificates.  Managing interest rates between those earned on the Company’s investments and those paid under the face-amount certificates is fundamental to its investment decisions.  Both rates are sensitive to changes in the general level of interest rates in the economy, as well as to competitive factors in the case of the certificates.

To illustrate the potential impact of a change in the underlying interest rate on the Company’s net income, the Company has assumed a 1% increase in the rates payable on its outstanding certificates and those investments the Company holds with variable interest rates, and no other change in its portfolio as of December 31, 2007.  Under this analysis, net income would increase by approximately $0.3 million annually.  Although management believes that this analysis is indicative of the Company’s existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of its portfolio, and other business developments that could affect its net income.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

SBM regularly analyzes interest rate sensitivity and the potential impact of interest rate fluctuations based on a range of different interest rate models.  These provide "benchmarks" for assessing the impact on the Company’s earnings if rates moved higher or lower than the expected targets set in its investment guidelines.  SBM continues to formulate strategies directed at protecting earnings for the potential negative effects of changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SBM Certificate Company and Subsidiaries

CONSOLIDATING BALANCE SHEET

December 31, 2007

	SBM Certificate Company and SBMS I	SBM Mortgage	Eliminating Entries	Total
Qualified Assets
Cash and investments
Available-for-sale securities	$ 29,392	$ -	$ -	$ 29,382
Mortgage notes held for sale	-	296,460	-	296,460
Mortgage notes held for investment	8,001,107	-	-	8,001,107
Investments in real estate limited liability company	10,200,000	-	-	10,200,000
Real estate tax lien certificates	207,051	-	-	207,051
Real estate owned	1,174,931	-	-	1,174,931
CMO Residual	1,267,516	-	-	1,267,516
Certificate loans	73,441	-	-	73,441
Cash and Cash equivalents	27,774		-	27,774
Cash in trust	1,279,663			1,279,662
Restricted Cash	50,403	164,555	-	214,957
Total cash and investments	22,311,267	461,015	-	22,772,282
Dividends and interest receivable	742,490	22,635	-	765,125
Total qualified assets	23,053,757	483,650	-	23,537,407

Other assets
Related party receivable	1,138,443	9,859	(16,333)	1,131,969
Fixed assets, net of accumulated depreciation of $330 & $748	1,417	20,192	-	21,609
Investment in subsidiary	513,088	-	(513,088)	-
Goodwill	5,689,715	-	-	5,689,715
Intangible assets	535,979	-	-	537,979
Deferred acquisition costs, net	73,250	-	-	73,250
Other assets	54,937	-	-	54,937
Total assets	$ 31,060,587	$ 513,701	$ (529,421)	$ 31,044,867

Liabilities
Statutory certificate liability	$ 34,359,190	$ -	$ -	$ 34,359,190
Accounts payable and other liabilities	929,972	613	-	930,585
Related party payable	27,587	-	(16,333)	11,254
Total liabilities	35,316,749	613	(16,333)	35,301,029

Shareholders’ equity
Common stock, $1 par value; 10,000,000 shares authorized; 250,0000 shares issued and outstanding	250,000		-	250,000
Common stock, $2 par value; 10,000 shares authorized; 10,000 shares issued and outstanding	-	20,000	(20,000)	-
Additional paid-in capital	13,066,581	4,421,956	(4,421,956)	13,066,581
Accumulated comprehensive income, net of taxes	(9,993)	—	—	(9,993)
Accumulated deficit	(17,562,750)	(3,928,868)	3,928,868	(17,562,750)
Total Shareholders’ Equity	(4,256,162)	513,088	(513,088)	(4,256,162)
Total Liabilities and Shareholders’ Equity	$ 31,060,587	$ 513,701	$ (529,421)	$ 31,044,867

See accompanying notes to consolidated financial statements.

SBM Certificate Company and Subsidiaries

CONSOLIDATING BALANCE SHEET

December 31, 2006

	SBM Certificate Company and SBMS I	SBM Mortgage	Eliminating Entries	Total
Qualified Assets
Cash and investments
Available-for-sale securities	$ 59,342	$ -	$ -	$ 59,342
Mortgage notes held for sale	(0)	291,509	-	291,509
Mortgage notes held for investment	9,450,000	-	-	9,450,000
Investments in real estate limited liability company	10,200,000	-	-	10,200,000
Real estate tax lien certificates	291,283	-	-	291,283
Real estate owned	883,407	-	-	883,407
CMO Residual	1,267,516	-	-	1,267,516
Certificate loans	73,441	-	-	73,441
Cash and cash equivalents	281,116	160,549	-	441,664
Cash in trust	4,570,861			4,570,861
Restricted cash	51,364	-	-	51,364
Total cash and investments	27,128,329	452,058	-	27,580,387
Dividends and interest receivable	581,387	22,635	-	604,022
Total qualified assets	27,709,716	474,693	-	28,184,409

Other assets
Related party receivable	2,798,024	46,256	(52,786)	2,791,494
Fixed assets, net of accumulated depreciation of $12,095 & $21,450	269,349	22,290	-	291,639
Investment in subsidiary	(1,502,062)	-	1,502,062	-
Goodwill	5,689,715	-	-	5,689,715
Intangible assets	625,309	-	-	625,309
Deferred acquisition costs, net	161,524	-	-	161,524
Other assets	71,664	5,987	-	77,651
Total assets	$ 38,823,239	$ 549,227	$ 1,449,275	$ 37,821,741

Liabilities
Certificate liability	$ 32,662,333	$ -	$ -	$ 32,662,333
Accounts payable and other liabilities	598,066	820	-	598,886
Related party payable	186,579	2,050,468	(52,786)	2,184,260
Total liabilities	33,446,978	2,051,288	(16,333)	35,445,480

Shareholders’ equity
Common stock, $1 par value; 10,000,000 shares authorized; 250,0000 shares issued and outstanding	250,000	-	-	250,000
Common stock, $2 par value; 10,000 shares authorized; 10,000 shares issued and outstanding	-	20,000	(20,000)
Additional paid-in capital	13,066,581	2,324,973	(2,324,973)	13,066,581
Accumulated comprehensive income, net of taxes	168,554	—	—	168,554
Accumulated deficit	(11,108,873)	(3,847,035)	3,847,035	(11,108,873
Total Shareholders’ Equity	2,376,262	(1,502,062)	1,502,062	2,376,262
Total Liabilities and Shareholders’ Equity	$ 35,823,239	$ 549,227	$ 1,449,275	$ 37,821,741

See accompanying notes to consolidated financial statements.

 SBM Certificate Company and Subsidiaries

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2007

	SBM Certificate Company and SBMS I	SBM Mortgage	Eliminating Entries	Total

Investment income
Interest and dividend income	$ 125,058	$ 10,777	$ —	$ 135,835
Loss from investment in subsidiary	(81,834)	—	81,834	—
Mortgage interest income	204,285	—	—	204,285
Total investment income	247,509	10,777	81,834	340,120

Investment and other expenses
Administrative service fee	2,213,156	132,760	—	2,345,916
Legal and accounting fees	799,295	4,72	—	804,018
Deferred acquisition cost amortization and renewal commissions	132,962	—	—	132,962
Client list amortization	89,330	—	—	89,330
Depreciation expense	158,446	2,698	—	161,144
Other expenses – investment	—	—	—	—
Total investment and other expenses	3,393,189	140,182	—	3,533,370
Interest credited on certificate liability	1,692,471	—	—	1,692,471
Net investment income (loss) before income taxes and realized investment gains	(4,838,150)	(129,404)	81,834	(4,885,721)
Realized investment gains	91,504	—	—	91,504
Net investment income (loss) before income taxes	(4,746,647)	(129,404)	81,834	(4,794,218)

Other operating income
Origination fee income	—	97,815	—	97,815
Other loan fee income	11,250	28,666	—	39,916
Total other operating income	11,250	126,481	—	137,731

Other operating expenses
Other expenses – operating	149,213	78,911	—	228,123
Total other operating expenses	149,213	78,911	—	228,123
Net other operating (loss) before income taxes	(137,963)	47,571	—	(90,392)
Net investment and other operating (loss) before income taxes	(4,884,609)	(81,834)	81,834	(4,884,609)
Income tax expense	—	—	—	—
Net investment and other operating (loss) income	(4,884,609)	(81,834	81,834	(4,884,609)
Non-operating expense
Reserve for losses – shareholder receivable	(1,569,267)	—	—	(1,569,267)
Net income (loss)	$ (6,453,876)	$ (81,834)	$ 81,834	$ (6,453,876)

See accompanying notes to consolidated financial statements.

SBM Certificate Company and Subsidiaries

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2006

	SBM Certificate Company and SBMS I	SBM Mortgage	Eliminating Entries	Total

Investment income
Interest and dividend income	$ 5,458,296	$ —	$ —	$ 5,458,296
Other investment income	4,715	—	—	4,715
Loss from investment in subsidiary	(278,942)	—	278,942	—
Mortgage interest income	388,835	—	—	388,835
Total investment income	5,572,904	—	278,942	5,851,846

Investment and other expenses
Administrative service fee	1,130,849	600,882	—	1,731,731
Legal and accounting fees	195,381	2,440	—	197,821
Client list amortization	89,330	—	—	89,330
Depreciation expense	3,900	6,831	—	10,731
Total investment and other expenses	1,419,460	610,153	—	2,029,613
Interest credited on certificate liability	1,713,911	—	—	1,713,911
Net investment income (loss) before income taxes and realized investment gains	2,439,533	(610,153)	278,942	2,108,322
Realized investment gains	(13,457)	—	—	(13,457)
Net investment income (loss) before income taxes	2,426,076	(610,153)	278,942	2,094,865

Other operating income
Origination fee income	11,000	284,094	—	295,094
Other loan fee income	10,202	52,351	—	62,553
Total other operating income	21,202	336,445	—	357,648

Other operating expenses
Other expenses – operating	209,762	5,234	—	214,996
Warehouse interest expense and charges	—	—	—	—
Total other operating expenses	209,762	5,234	—	214,996
Net other operating (loss) before income taxes	(188,560)	331,211	—	142,651
Net investment and other operating (loss) before income taxes	2,237,516	(278,942)	278,942	2,237,516
Income tax expense	—	—	—	—
Net investment and other operating (loss) income	2,237,516	(278,942)	278,942	2,237,516
Non-operating expense
Reserve for losses	(896,312)	—	—	(896,312)
Net income (loss)	$ 1,341,203	$ (278,942)	$ 278,942	$ 1,341,203

See accompanying notes to consolidated financial statements.

SBM Certificate Company and Subsidiaries

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2005

	SBM Certificate Company and SBMS I	SBM Mortgage	Eliminating Entries	Total
Investment income
Interest and dividend income	$ 255,312	$ 3,096	$ —	$ 258,408
Other investment Income	(8,282)	10,637	—	2,354
Loss from investment in subsidiary	(1,285,757)	—	1,285,757	—
Mortgage interest income	248,049	73,820	—	321,869
Total investment income	(790,679)	87,553	1,285,757	582,632

Investment and other expenses
Administrative service fee	793,862	1,337,352	—	2,131,214
Investor Advisory fees	124,009		—	124,009
Legal and accounting fees	658,576	20,822	—	679,398
Deferred acquisition cost amortization and renewal commissions	36,345	—	—	36,345
Client list amortization	89,330	—	—	89,330
Depreciation expense	3,940	18,341	—	22,282
Total investment and other expenses	1,706,062	1,376,516	—	3,082,578
Interest credited on certificate liability	1,844,686	—	—	1,844,686
Net investment income (loss) before income taxes and realized investment gains	(4,341,427)	(1,288,963)	1,285,757	(4,344,633)
Realized investment gains	(417,564)	(10,768)	—	(428,331)
Net investment income (loss) before income taxes	(4,758,991)	(1,299,730)	1,285,757	(4,772,964)

Other operating income
Origination fee income	—	573,683	—	573,683
Other loan fee income	12,843	75,866	—	88,708
Total other operating income	12,843	649,549	—	662,391

Other operating expenses
Salaries and commissions	—	584,115	—	584,115
Other expenses – operating	212,105	51,460	—	263,565
Total other operating expenses	212,105	635,576	—	847,680
Net other operating (loss) before income taxes	(199,262)	13,973	—	(185,289)
Net investment and other operating (loss) before income taxes	(4,958,253)	(1,285,757)	1,285,757	(4,958,253)
Income tax expense	—	—	—	—
Net investment and other operating (loss) income	(4,958,253)	(1,285,757)	1,285,757	(4,958,253)
Non-operating expense
Reserve for losses	(846,312)	—	—	(846,312)
Net income (loss)	$ (5,804,565)	$ (1,285,757)	$ 1,285,757	$ (5,804,565)

See accompanying notes to consolidated financial statements.

SBM Certificate Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	SBM CERTIFICATE COMPANY AND SBMS-1					SBM MORTGAGE CORPORATION
	Amount	Additiona Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholder's Equity	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholder's Equity	Eliminating Entries	Total Consolidating Shareholder's Equity

Balance at December 31, 2004
(see Note 2)	250,000	12,880,081	(20,391)	(6,645,512)	6,464,178	10,000	20,000	2,105,173	(1,693,875)	431,298	(431,298)	6,464,178
Additional paid-in capital-cash		186,500			186,500			219,800		219,800	(219,800)	186,500
Additional paid-in capital-noncash		—			—			—		—	—	—
Changes in net unrealized gains
(losses) on available-for-sale
securities, net of tax			16,587		16,587					—	—	16,587
Net loss				(5,804,565)	(5,804,565)				(1,285,757)	(1,285,757)	1,285,757	(5,804,565)
Comprehensive loss					(5,787,978)					(1,285,757)	1,285,757	(5,787,978)
Dividends paid				—	—				(588,460)	(588,460)	588,460	—
Balance at December 31, 2005	250,000	13,066,581	(3,804)	(12,450,077)	862,700	10,000	20,000	2,324,973	(3,568,092)	(1,223,119)	1,223,119	862,700
Additional paid-in capital-cash		—			—			—		—	—	—
Changes in net unrealized gains
(losses) on available-for-sale
securities, net of tax		—	172,358		172,358			—		—	—	172,358
Net loss				1,341,203	1,341,203				(278,942)	(278,942)	278,942	1,341,203
Comprehensive loss												1,513,562
Dividends paid					—				—	—	—	—
Balance at December 31, 2006	250,000	13,066,581	168,554	(11,108,873)	2,376,262	10,000	20,000	2,324,973	(3,847,035)	(1,502,062)	1,502,062	2,376,262
Additional paid-in capital-cash		—			—			—		—	—	—
Additional paid-in capital-
noncash		—			—			2,096,983		2,096,983	(2,096,983)	—
Changes in net unrealized gains
(losses) on available-for-sale
securities, net of tax			(178,547)		(178,547)					—	—	(178,547)
Net income				(6,453,876)	(6,453,876)				(81,834)	(81,834)	81,834	(6,453,876)
Comprehensive loss					(6,632,423)							(6,632,423)
Dividends paid					—				—	—	—	—
Balance at December 31, 2007	250,000	13,066,581	(9,993)	(17,526,750)	(4,256,162)	10,000	20,000	4,421,956	(3,928,868)	513,088	(513,088)	(4,256,162)

See accompanying notes to consolidated financial statements.

SBM Certificate Company and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended December 31, 2007

	SBM Certificate
	Company and	SBM Mortgage	Eliminating
	SBMS I	Corporation	Entries	Totals
Cash flows from operating activities
Net (loss)	$ (6,453,876)	$ (81,834)	$ 81,834	$ (6,453,876)
Adjustments to reconcile net loss to net
cash provided by operating activities
Decrease in mortgages held for investment	1,448,893	-	-	1,448,893
Loss from investment in subsidiary	81,834	-	(81,834)	-
Interest credited on certificate liability	1,692,471	-	-	1,692,471
Realized investment gains/losses	(91,504)	-	-	(91,504)
Deferral of unrealized gains/losses	(87,043)	-	-	(87,043)
Deferral of acquisition costs	(44,688)	-	-	(44,688)
Amortization of deferred acquisition costs and renewal commissions				132,962
Amortization of client list	89,330	-	-	89,330
Depreciation	158,446	2,698	-	161,144
Decrease in mortgage notes held for sale		(4,951)	-	(4,951)
Increase in dividends and interest receivable	(161,103)	-	-	(161,103)
Decrease in cash in trust	3,291,198			3,291,198
Changes in related party receivables	1,659,580	36,398		1,695,978
Changes in related party liabilities	(2,255,976)	46,515	-	(2,209,461)
Changes in other assets	127,175	(158,568)	-	(31,393)
Changes in other liabilities	331,906	(207)	-	331,699
Net cash provided by operating activities	(80,396)	(159,948)	-	(240,345)
Cash flows from investing activities
Sales and redemptions of available-for-sale securities	29,960	-	-	29,960
Cash invested in real estate and real estate partnership interests	(291,524)	-	-	(291,524)
Principal payments received on CMO Residual	-	-	-	-
Proceeds from real estate tax lien certificates	84,232	-	-	84,232
Dividends from subsidiary	-	-	-	-
Purchase of fixed assets		(600)	-	(600)
Funding of certificate loans, net	-	-	-	-
Net cash provided by (used in) investing activities	(177,332)	(600)	-	(177,932)
Cash flows from financing activities
Amounts paid to face-amount certificate holders	4,386	-	-	4,386
Warehouse line of credit repayments, net	-	-	-	-
Subscriptions and notes payable repayments	-	-		-
Dividends paid	-	-	-	-
Net cash used in financing activities	4,386	-	-	4,386
NET DECREASE IN CASH AND CASH EQUIVALENTS	(253,342)	(160,548)	-	(413,890)
Cash and cash equivalents, beginning	281,116	160,549	-	441,664
Cash and cash equivalents, end	$ 27,774	$ 0	$ -	$ 27,774
Cash paid for interest	$ -	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -	$ -
Supplemental disclosure of significant noncash investing and financing activities
Related party payable reclassed to additional paid-in capital	$ (2,096,983)	$ -	$ 2,096,983	$ -
Reclass of Land and building	$ 109,486		$ -	$ 109,486
Related party payable reclassed to additional paid-in capital	$	$ 2,096,983	$ (2,096,983)	$ -

See accompanying notes to consolidated financial statements.

SBM Certificate Company and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended December 31, 2006

	SBM Certificate Company and SBMS I	SBM Mortgage	Eliminating Entries	Total
Cash flows from operating activities
Net income (loss)	$ 1,341,203	$ (278,942)	$ 278,942	$ 1,341,203
Adjustments to reconcile net loss to net cash provided by operating activities
Loss from investment in subsidiary	278,942	—	(278,942)	—
Interest credited on certificate liability	1,713,911	—	—	1,713,911
Realized investment gains	13,457	—	—	13,457
Deferral of unrealized gains/losses	158,901	—	—	158,901
Deferred acquisition costs and renewal commission	(26,174)	—	—	(26,174)
Amortization of deferred acquisition costs and renewal commissions	—	—	—	—
Amortization of client list	89,330	—	—	89,330
Depreciation	3,900	6,831	—	10,731
Decrease (increase) in dividends and interest receivable	261,572	—	—	261,572
Changes in related party receivables	(6,228,717)	(45,532)	—	(6,274,249)
Changes in related party liabilities	52,636	—	—	369,610
Changes in other assets	15,012	179	—	15,191
Changes in other liabilities	(2,344,172)	602	—	(2,343,570)
Net cash provided by operating activities	(4,670,197)	111	—	(4,670,086)

Cash flows from investing activities
Sales and redemptions of available-for-sale securities	56,328	—	—	56,328
Increase in mortgages held for investment	1,891,341	—	—	1,891,341
Cash invested in real estate and real estate partnerships interests	3,821,786	—	—	3,821,786
Principal payments received on CMO residual	25,481	—	—	25,481
Proceeds from real estate tax lien certificates	24,408	—	—	24,408
Purchase of fixed assets	(0)	(600)	—	(600)
Net cash provided by (used in) investing activities	5,819,344	—	—	5,818,744
Cash flows from financing activities
Amounts paid to face-amount certificate holders	(872,360)			(872,360)
Net cash used in financing activities	(872,360)	—		(872,360)
NET DECREASE IN CASH AND CASH EQUIVALENTS	276,788	(489)		276,299
Cash and cash equivalents, beginning	4,328	161,037		165,365
Cash and cash equivalents, end	$ 281,116	$ 160,549	$	$ 441,664
Cash paid for interest	$ —	$ —	$ —	$ —
Cash paid for income taxes.	$ —	$ —	$ —	$ —

See accompanying notes to consolidated financial statements.

SBM Certificate Company and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended December 31, 2005

	SBM Certificate Company and SBMS I	SBM Mortgage	Eliminating Entries	Total
Cash flows from operating activities
Net income (loss)	$ (5,804,565)	$ (1,285,757)	$ 1,285,757	$ (5,804,565)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss from investment in subsidiary	1,285,757	—	(1,285,757)	—
Interest credited on certificate liability	1,844,686	—	—	1,844,686
Realized investment gains	417,564	10,768	—	428,331
Deferral of unrealized gains/losses	(398,715)	(10,768)	—	(409,483)
Deferral of acquisition costs	(74,894)	—	—	(74,894)
Amortization of deferred acquisition costs and renewal commissions	36,345	—	—	36,345
Amortization of client list	36,345	—	—	89,330
Depreciation	3,940	18,341	—	22,282
Decrease in mortgage notes held for sale	2,609,280	131,442	—	2,740,722
Decrease (increase) in dividends and interest receivable	(39,129)	6,579	—	(32,550)
Changes in related party receivables	(550,522)	60	—	(550,463)
Changes in related party liabilities	91,577	992,914	—	1,084,491
Changes in other assets	109,556	3,834	—	113,390
Changes in other liabilities	256,917	(3,312)	—	253,605
Net cash provided by operating activities	(122,874)	(135,899)	—	(258,773)

Cash flows from investing activities
Sales and redemptions of available-for-sale securities	244,086	—	—	244,086
Increase in mortgages held for investment	1,873,773	—	—	1,873,773
Cash invested in real estate and real estate partnerships interests	1,326,908	525,329	—	1,852,237
Principal payments received on CMO residual	314,037	—	—	314,037
Proceeds from real estate tax lien certificates	39,573		—	39,573
Dividends from subsidiary.	588,460	—	(588,460)	—
Contributions to subsidiary	(219,800)	—	219,800	—
Purchase of fixed assets	0	(615)	—	(615)
Funding of certificate loans, net	(837)	—	—	(837)
Net cash provided by (used in) investing activities	4,166,199	524,714	(368,660)	4,322,253
Cash flows from financing activities
Amounts paid to face-amount certificate holders	(4,367,483	—	—	(4,367,483)
Capital contributed to company	186,500	219,800	(219,800)	186,500
Dividends paid	—	(588,460)	588,460	—
Net cash used in financing activities	(4,180,983)	(368,660)	368,660	(4,180,983)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(137,658)	20,155		(117,504)
Cash and cash equivalents, beginning	141,987	140,883	—	282,869
Cash and cash equivalents, end	$ 4,328	$ 161,037	$ —	$ 165,365
Cash paid for interest	$ —	$ —	$ —	$ —
Cash paid for income taxes.	$ —	$ —	$ —	$ —

See accompanying notes to consolidated financial statements.

SBM Certificate Company

Notes to Consolidated Financial Statements

1 — Organization and Description of Business

SBM Certificate Company (“SBM”) is a face-amount certificate company and its wholly-owned subsidiaries include SBM Mortgage Company (formerly known as Atlantic Capital Funding Corporation) (“SBM Mortgage”) and SBM Securities I (“SBMS I”).  SBM was formed on May 24, 2000 under the laws of the State of Maryland.  SBM is a wholly-owned subsidiary of SBM Financial, LLC (“SBM Financial”), formerly known as State Bond & Mortgage, LLC (“State Bond”), which is a wholly-owned subsidiary of SBM Financial Group, LLC (“SBM Group”).

In December, 2003, Geneva Capital Partners, LLC, a Delaware limited liability company (“Geneva”), became the sole member of SBM Financial through a dividend to Geneva of the 100% ownership interest of SBM Financial by 1st Atlantic Guaranty Corporation (“1st Atlantic”).  1st Atlantic was previously the sole member of SBM Financial and its subsidiaries.

In January, 2005 SBM Group was formed and SBM Financial became a wholly-owned subsidiary of SBM Group.  As of December 31, 2007, SBM Group was 100% owned by Geneva, which in turn is indirectly wholly-owned and controlled by SBM’s Chief Executive Officer, Eric Westbury.

SBM Mortgage was formed on March 27, 1997 under the laws of the state of Maryland and SBMS I was formed on July 1, 2003 under the laws of the state of Delaware.  SBM Financial, formerly an investment adviser registered under the Investment Advisers Act of 1940, served as investment adviser to SBM during 2007 and until August 26, 2011.  SBM’s executive committee, consisting of the Company’s CEO and CFO, currently manage the Company’s day-to-day operations including oversight of its investments.  SBM Group provides the administrative services necessary for SBM to operate.

Nature of Operations

SBM is an issuer of face-amount certificates and is registered under the Investment Company Act of 1940 (the “1940 Act”).   A face-amount certificate is an obligation of the issuer to pay a face, or principal amount, plus specified interest, to the holder of the certificate.  Under the certificates, the face-amount may be paid at the end of a certificate’s guarantee period or at its maturity date.  Lesser amounts are paid at such times if all or part of an investment in the certificate is redeemed prior to maturity or the end of any guarantee period.  Interest may be paid quarterly or annually, or compounded.

SBM offers various series of single-payment investment certificates.  SBM’s face-amount certificate operations include issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and other related service activities.  SBM voluntarily suspended sales of its face-amount certificates on August 16, 2002.  If and when SBM resumes sales of certificates, they will be sold through broker-dealers who have entered into selling agreements with SBM.

SBM Mortgage is a mortgage broker.  SBMS I is an issuer of privately placed investment notes to accredited investors, but has not yet completed any offerings to investors.

2 — Narrative Discussion of Adjustments and Reclassifications

SBM owns a commercial, mixed-use building in New Ulm, Minnesota, which provides commercial office space to SBM Group’s staff that provides administrative services to SBM.  A portion of this property is also leased to residential tenants.  In previous years, this building was classified as land and building included in fixed assets.  During 2007, this building was reclassified as a qualified asset.  The carrying value at December 31, 2007 is $109,486.

3 — Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

.

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Principles of Consolidation — The consolidated financial statements include the accounts of SBM and its wholly-owned subsidiaries, SBM Mortgage and SBMS I.  SBM and SBMS I are presented in consolidated form and SBM Mortgage is separately presented in the consolidated financial statements.  All significant intercompany balances and transactions have been eliminated.

Use of Estimates/Significant Estimates — In preparing consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.

Significant items subject to estimate and assumptions include the reserve for loan and mortgage related investment losses, investment in real estate development projects and real estate limited liability partnership and corporation, related party receivables, a residual tranche of a collateralized mortgage obligation, intangible assets, goodwill, deferred taxes.  Actual results could differ from those estimates.

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

Cash and cash equivalents — consist of highly liquid investments with maturities of three months or less from the time of purchase Cash in Trust — The Company had $1,279,663 and $4,570,861 of cash held in financial institutions and funds held in trust by SBM Group at December 31, 2007 and December 31, 2006, respectively.  The funds are used to pay for the Company’s administrative services provided to the Company by SBM Group (see Notes 5 and 18).

Concentrations of Credit Risks — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of short-term cash investments and notes receivable.  The Company’s short-term cash investments are placed with high credit quality financial institutions.

Restricted Cash — The SBM Restricted cash includes escrow deposits kept and managed by the Treasurer’s Office of the State of Illinois and fluctuates in balance each month as monies are drawn down by the Treasurer in connection with SBM’s ability to maintain and sell face-amount certificates within that state.  Deposits are typically held in bank checking or investment accounts with original maturities of three months or less.  The SBM Mortgage restricted cash is a bank certificate of deposit that collateralizes its surety bonds.  The surety bonds are required by mortgage companies doing business in Maryland, Virginia, Delaware and the District of Columbia.

Mortgage Notes Available for Sale — Mortgage notes receivable held for sale are carried at the lower of cost or market value.  Loan origination fees and discount points paid by borrowers and the incremental direct costs of originating the loans are capitalized until the loans are sold or paid off.  The fair value is determined by evaluating, on a loan by loan basis, the value of the note based on its expected loan payments and the fair value of the real estate securing the loan.

Mortgage Notes Held for Investment — Mortgage notes held for investment are carried at amortized cost net of loan origination fees and discount points paid by borrowers and the incremental direct costs of originating the loans.  These fees and costs are capitalized and amortized through maturity.  If necessary, a loan loss reserve is recognized in the event of a nonperforming loan where management estimates the diminished fair value of the real estate securing the loan and possible unrecoverable amounts.  Unrecoverable balances are determined by management based on an evaluation of the borrower and the value estimates of the real estate and other assets securing the loan.

The Company generally stops accruing interest on mortgage loans on real estate for which interest payments are delinquent more than three months unless management believes collectability is assured, based on the payer’s ability to pay or statutory obligations.  Based on management’s judgment as to the ultimate collectability of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

Investment in Real Estate Partnership — Investment in real estate partnerships consists of ownership in any partnerships that directly acquire or develop real estate.  SBM accounts for the investments in real property partnerships using the equity method, where the

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

ownership interest is 20% or more.  For investments in real property partnerships where SBM owns less than 20%, SBM accounts for the investments using the cost method.  Profits, losses, and distributions are governed by the partnership agreement.

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

Loan Loss Provisions — SBM purchases and originates commercial and residential real estate mortgage loans to be held as long-term investments.  The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the SBM will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses.  Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any and political risks .  SBM recorded $1,569,267, $896,312 and $846,312 of loan loss reserves as of December 31, 2007, 2006 and 2005, respectively.

Real Estate Tax Lien Certificates — Real estate tax lien certificates are investments comprised of delinquent real estate tax bills purchased from municipalities.  The Company purchased these tax lien certificates at a discount to par.  SBM acquired these in the secondary market, which allows senior management to perform its due diligence on the underlying property which is the subject of the tax lien before the determination is made regarding what discount to par the Company is willing to offer as a purchase price.  The investments are secured by a first lien on the respective properties on which the tax is owed and they are carried at cost.  SBM has entered into retainer agreements with law firms in the related municipalities in which the firms have agreed to provide legal services at varying hourly rates in connection with the foreclosure of tax lien certificates.  The company has also agreed to pay minimum fees for each tax lien certificate that is foreclosed upon.  If necessary, a reserve is recognized for management’s estimates of unrecoverable amounts.  For the year ended December 31, 2007, the Company’s management performed an evaluation of its investment in tax lien certificates located in Prince Georges County, Maryland for purposes of determining the fair value of the investment at December 31, 2007.  The Company’s management was unable to confirm the values of these tax lien certificates of $120,394 and has accordingly fully reserved against the investment of $120,374.

Collateralized Mortgage Obligation Residual Tranche — The CMO residual represents an ownership interest in a securitization trust.  The assets of the securitization trust consist of mortgage loans secured by first liens on residential real properties having original terms to stated maturity of not greater than 30 years.

The CMO residual represents a subordinate right to receive excess cash flow, if any, generated by the related mortgage pool.  A holder of a CMO residual has the right to receive the difference, if any, between the interest payments due on the mortgage loans sold to the securitization trust and the interest payments due, at the pass-through rates, to the holders of the pass-through certificates of the same series, less contractual servicing fees, trustee fees and any insurer premiums, reimbursements and other costs and expenses of administering the securitization trust.  The Company will receive cash payments only if there are any amounts remaining following payment by the securitization trust of all amounts owing on all other securities issued by that securitization trust and the payment of expenses.

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

•

fifth, to the related CMO residual.

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

The fair value of a CMO residual is determined by using certain assumptions regarding the underlying mortgage loans.  These estimates primarily include: future rate of prepayment, credit losses, and the discount rate used to calculate present value.  The value of the CMO residual represents the discounted future cash flows from such certificate based upon management’s best estimate.  Management may also value the instrument based on the subordinate amount of the Trust.   Management monitors the performance of the loans underlying each certificate and any changes in the estimates and assumptions (and consequent changes in value of the certificate) is reflected in interest income in the quarter in which any such change in estimate is made.  Although management believes that the assumptions it uses are reasonable, there can be no assurance as to accuracy of the assumptions or estimates.  Interest is recognized based on an effective yield over the estimated life of the certificate.  Cash in excess of the income earnings under the effective yield is either a reduction of principal or deferred and reflected as deferred revenue on the balance sheet based on management’s estimates of future cash flows.

Fixed Assets — Property and equipment is recorded at cost.  Depreciation is computed using the straight-line method over the lesser of the estimated useful lives of the related assets (ranges from 3 to 10 years) or the remaining lease term (7 years).  Repairs and maintenance are charged to expense as incurred. SBM owns an office building in New Jim Minnesota, which houses SBMFG staff services the certificate holders and has tenants.  In previous years, this building was classified as land and building.  At December 31, 2007, this building has been reclassified as a qualified asset.  The carrying value at December 31, 2007 is $109,486.

Real Estate Owned (REO) — Real estate owned includes the Company’s commercial, mixed-use building, located at 125 Minnesota Street, New Ulm, (“Minnesota property”) and certain real property located in Salem, New Jersey.  In conjunction with the acquisition, development and construction of real estate the Company capitalizes and expenses costs related to each project in accordance with SFAS 67.  Pre-acquisition costs are expensed as incurred until management determines that the costs are directly identifiable with a specific property.  Upon acquisition of the property, the Company commences capitalization of all project costs clearly associated with the development and construction of the property.  Indirect costs that are not clearly related to projects as incurred are expensed and direct costs are charged to the projects to which they relate.  Direct costs are considered, but not necessarily limited to: purchase price, appraisals, professional services, title insurance, title searches, broker’s fees, closing costs, razing and removal, land improvements, site preparation and improvements, landscaping associated with new construction, materials, and direct labor.  If a property is abandoned, the Company expenses any costs previously capitalized.  Capitalized costs are subject to impairment under SFAS 144 and are evaluated on a periodic basis. Real estate owned by SBM is available for sale.

SBM capitalizes the cost of tangible assets used throughout the selling process and other direct costs, provided that their recovery is reasonably expected from future sales.

SBM reviews the carrying amounts of capitalized assets for impairment in accordance with SFAS 144 when indicators of impairment are identified.  If the carrying amount of an asset group, such as a real estate development project, exceeds the fair value based on the most current assessment by a governmental agency or undiscounted expected cash flows that are directly associated with the use and eventual disposition of the asset group, the Company records an impairment charge to the extent the carrying amount of the asset exceeds the fair value of the assets.

Deferred Acquisition Costs — Costs of issuing new face-amount certificates, principally commissions, have been deferred.  These costs are amortized on a straight-line basis over the initial maturity period of the certificates.

Certificate Liability — Face-amount certificates issued by SBM entitle certificateholders who have made either single or installment payments, to receive a definite sum of cash at maturity.  The certificate liability accrues interest, and cash Surrender Values are less than the accumulated certificate liability prior to maturity.  The certificate liability accumulation rates, cash Surrender Values, certificate liability and certificate reserves, among other matters, are governed by the 1940 Act.  The certificate liability is carried at the Account Value.  These methods are in accordance with GAAP.

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

Goodwill and Other Intangibles — Goodwill and other intangibles as of December 31, 2007 and 2006 resulted from the Acquisition of SBM by Geneva that closed on December 5, 2003.  In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company reviews its goodwill for impairment annually, or more frequently, if

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

facts and circumstances warrant a review.  The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment.  First, the fair value of the reporting unit is compared to its carrying value.  If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value.  The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.  In determining the fair value of the Company’s reporting unit, the Company relied upon the Income Approach and the Market Approach. Under the Income Approach, the fair value of a reporting unit is based on the cash flows it can be expected to generate over its remaining life.  The estimated cash flows are converted to their present value equivalent using an appropriate rate of return.  The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Value of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

SBM completed its annual goodwill impairment test for the Years ended December 31, 2007 and 2006 and determined that the carrying amount of goodwill was not impaired.  SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment whenever an impairment indicator exists.  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Using this procedure there was no intangible asset impairment charge in fiscal 2007 or 2006. SBM is currently amortizing acquired intangible assets with definite lives.  Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.  The amortization expense is related to Client Lists associated with the December 5, 2003 acquisition by Geneva.  Amortization expense related to these intangible assets is classified in operating expense.

Revenue Recognition — The Company recognizes interest and dividend income on investments and mortgage interest income when earned on an accrual basis.  Income from investment on the CMO residual is earned on an effective yield method.  Revenue earned from the origination and brokering of loans is recognized upon the sale of the loan to an investor or third party.  Gains and losses from the sales of investments are recognized at the date of sale of the investment.

Rental income for the Company’s Minnesota property is recognized over the term of the leases as it is earned, and the assets held for leasing purposes are classified as investment in real estate.  For lease agreements that provide for scheduled annual rent increases, rental income is recognized on a straight-line basis over the term of the lease which includes an evaluation of lease termination options.   Recognition of rental income commences when control of the space has been given to the tenant.

SBM accounts for sales of real estate in accordance with FASB Statement No. 66, Accounting for Sales of Real Estate (“SFAS 66”). For sales transactions meeting the requirements of SFAS 66 the related assets and liabilities are removed from the balance sheet and the gain or loss is recorded in the period the transaction closes.

Advertising Expenses — SBM expenses all advertising costs as incurred and classify these costs under sales and marketing expense.  Advertising expenses for fiscal 2007, 2006 and 2005 were $12,978, $0, and $11,439, respectively.

Comprehensive Income (Loss) — Comprehensive income represents unrealized gain/loss on available for securities for all periods presented.

Legal Contingencies — SBM is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SBM records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated.  SBM reviews these accruals periodically and make revisions based on changes in facts and circumstances. (See note 18).

Adjustments — During the financial statement closing process of 2007, the Company identified certain immaterial errors related to periods prior to fiscal year 2007.  The recorded adjustments for these items decreased the Company’s loss by $27k for the year ended December 31, 2007.  The Company has determined that the impact of the following adjustments was not material to the current or any prior period.

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

2007
Net Income	$(6,453,876)
Realized gain on comprehensive income	$152,903
Interest Income	4,043
Commission fees expense	(80,321)
Accounts Payable	(65,468)
Broker fees income	22,590
Legal fees	(61,082)
Net Income Impact Understated/(Overstated)	$(27,334)

Reclassifications — Reclassifications of prior year amounts is made to conform to the current year presentation.

Recent Accounting Pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. SBM is currently evaluating the impact of SFAS 157 and the Company discloses fair values in accordance with the requirements of SFAS No. 107 (See Footnote 10).  At this time the Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”).  SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006.  The standard also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008.  SBM does not expect the adoption of SFAS 158 to have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes.  FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective in the first quarter of fiscal 2007. SBM is currently evaluating the impact of FIN 48 on its consolidated financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of SFAS No. 159 is not expected to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its financial position results of operations or cash flows.

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its financial position results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”).  SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.  The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. SBM is currently evaluating the impact of SFAS No. 161, if any, will have on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  SBM is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. SBM is currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  SBM does not expect the adoption of SFAS No. 162 will have a material effect on its financial position, results of operations or cash flows.

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSPAPB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSPAPB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  SBM is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

4 — AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair values of available-for-sale securities were as follows:

INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS

December 31, 2007

	PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE	AMOUNT	COST	VALUE

U.S. TREASURY SECURITIES
GNMA II 6.375% due 1/20/26	$ 13,442	$ 13,528	$ 13,442
GNMA 11.5% due 4/15/13	83	82	83
GNMA 11.5% due 5/15/15	107	105	107
DOMESTIC COMMON STOCKS
IR Biosciences Holdings Inc.	15,750	20,984	15,750

TOTAL		$ 34,700	$ 29,382

INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS

December 31, 2006

PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE	AMOUNT	COST	VALUE

U.S. TREASURY SECURITIES
GNMA II 6.375% due 1/20/26	$ 18,832	$ 18,832	$ 18,832
DOMESTIC COMMON STOCKS
IR Biosciences Holdings Inc.	40,510	40,510	40,510

TOTAL		$ 59,342	$ 59,342

The amortized cost and fair value of fixed maturity available-for-sale securities that become due after ten years are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed securities provide for periodic payments throughout their life.

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

	December 31, 2007		December 31, 2006
	Cost	Fair Value	Cost	Fair Value
Fixed Maturities
Due after ten years	$ 34,700	$ 29,382	$ 59,342	$ 59,342
Total fixed maturities	$ 34,700	$ 29,382	$ 59,342	$ 59,342

Net Gains/(Losses) of $152,585 (see Note 3 — Adjustments) and $0 were realized on sales on equity securities sold during 2007 and 2006 respectively.

As of March 31, 2012, the Company no longer held any Investments in Securities of Unaffiliated Issuers.

5 — CASH HELD IN TRUST

SBM had $1,279,663 and $4,570,861 of cash that was held in trust in a financial institution by SBM Financial Group at December 31, 2007 and December 31, 2006 to pay for administrative services provided by SBM Financial Group on behalf of SBM.  SBM, through SBM Group, maintains full control over this account and it is used for the sole purpose of achieving operating efficiencies and improving services provided by SBM to its certificate holders. (See Note 18)

As of March 31, 2012, the Company held any Cash in Trust of $6,348.

6 — FIXED ASSETS

Fixed assets are as follows as of December 31, 2006, 2005 and 2004:

	2007	2006
Land and building	$0	$121,933
Furniture and fixtures	22,085	22,085
Computer equipment	181,766	181,766
Total cost	203,851	325,184
Less accumulated depreciation	(182,242)	(33,545)
Total net fixed assets	$21,609	$291,639

_____________

(1)   Land and building of $121,933 less accumulated depreciation of $9,399 was reclassified to Real Estate Owned in 2007.

7 — MORTGAGE NOTE HELD FOR SALE

At December 31, 2007 and 2006, SBM held a single commercial mortgage note for sale of $296,460 and $291,509, respectively, a note the Company acquired prior to the 2003 Acquisition.  In 2001, the Company initiated foreclosure proceedings on the underlying property – proceedings which were complicated by various legal issues of the borrower.   In 2009, SBM completed foreclosure proceedings and took possession of the property, at which time it was reclassified as Real Estate Owned and valued at approximately $150,000 based on the real estate market and selling prices of comparable properties.  The Company’s costs to complete the foreclosure proceedings, including payment of delinquent taxes, were approximately $100,000.

At the time the Company took possession of the building, it had a single commercial tenant.  The Company intended to lease available space in the building to additional tenants, which would have provided lease revenue necessary to cover the property’s ongoing operating costs including potential interest expense on borrowings related to the property.

In early 2010, SBM borrowed against the property and received cash of approximately $40,000 in loan proceeds.   Given the SEC Proceeding and its resulting damage to the Company’s reputation, it did not receive favorable terms on this loan.  In the fall of 2010, the

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Company refinanced the first loan and received cash proceeds of approximately $20,000 net of loan fees and other expenses.  This too was a “non-traditional” loan, however the terms were somewhat more favorable.

The Company attempted to lease the available space in the building through real-estate brokers, but was unable to secure additional tenants, and the second loan became delinquent.  The Company conceded the building to foreclosure in late 2011.

8 — MORTGAGE NOTES HELD FOR INVESTMENT

The Company holds mortgage notes receivable as of December 31, 2007 and 2006 as long-term investments with a total carrying value of $8,001,107 and $9,450,000 respectively.  These notes are serviced by SBM and are secured by real property and other assets.  The notes accrue interest at rates ranging from 3% to 12% with maturity dates through February 2010.  The carrying value of the notes at 12/31/07 is composed of five outstanding and nonperforming loans:  MRS at $2,551,107 and the four loans originated by the Office of Public Charter School Finance and Support (“OPC”) for a total of $5,450,000.

As of March 31, 2012, the composition of the Company’s Mortgage Notes Held for Investment had not changed since 12/31/07.

Loans for Charter Schools at 12/31/07

Per a commitment letter dated May 1, 2003, sent by the OPC (Borrower), under the District of Columbia’s Department of Banking and Financial Institutions Public Charter Schools Credit Enhancement and Direct Loan Program, legislated and funded by the United States Congress, and as a lender-participant in a Revolving Note to facilitate funding to certain DC Charter Schools for the purpose of purchasing school property, at the direction of OPC, SBM funded mortgages with four Charter Schools for a total of $5,450,000 between December 2003 and February 2005.  OPC executed loan documents with each of the Charter Schools as the lender in the transactions, has not made payment to SBM.  SBM believes it is entitled to principal, interest and damages on these loans from OPC (as the borrower under the Revolving Note).  SBM has an indirect secured interest in the real property securing the obligations.  Based upon the opinion of the SBM’s legal counsel, its is the SBM’s belief that OPC, as a government agency backed by the full faith and credit of the United States of America, is obligated to repay the principal and interest and as a result, collectability of the $5,450,000 is assured.  Significant judgments are required in determining whether a reserve is required and due to uncertainties in this evaluation and estimation process, including political risks, actual results could differ from such estimates.

Loans to MRS Ventures Inc. at 12/31/07

In April and July of 2003 SBM made two short term loans (9 months) to MRS Ventures Inc. (“MRS”) totaling $5,692,625 (“MRS Loan”).  The MRS Loan was secured by first mortgage liens on real property and licenses of 11 radio stations plus equipment.  The purpose of the MRS Loan was to provide MRS with interim funds to purchase 11 radio stations.  At the time of closing, interest payments were put in escrow for the anticipated duration of the MRS loan.

In preparing its financial statements for 2007, SBM performed an impairment analysis to determine if the carrying cost exceeds the fair value of the collateral supporting the MRS Loan.  SBM obtained appraisals to evaluate the fair value of the real property for purposes of determining carrying value in accordance with GAAP.

As a result of the impairment analysis, SBM recorded an aggregate of $3,191,517 in loan loss reserves; $1,448,893, $896,312, and $846,312 in connection with the MRS Loan at December 31, 2007, December 31, 2006 and December 31, 2005, respectively.  Management will continue to re-evaluate the reserve against the MRS Loan as the site work on the residential development project is completed and the sales of radio stations are consummated.

In early 2008, MRS agreed to provide the Company with a “Deed-In-Lieu of Foreclosure” on certain of the properties securing the MRS loan, which the Company believes will be sufficient to satisfy the delinquent loan status.  As of June 30, 2012, these transactions had not yet transpired.  At such time that the Company exercises this right, the applicable properties on which the Company receives deeds will become Real Estate Owned.  Based on the values of the properties at the time of this proposed transaction, the Company will adjust the value of its loans to MRS, which will lower the original principal value of these loans but may also result in a reversal of a portion or all of the write-down discussed above.

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

In the spring of 2011, a single parcel of land that secured the MRS Loan was sold at a tax sale because the borrower failed to pay delinquent property taxes.  As a result of this tax sale, the Company received approximately $70,000 which was credited to delinquent interest owed under the loan.

9 — CERTIFICATE LIABILITY

SBM records certificate liability at Account Value.  Statutory certificate liability is at the lower of Surrender Value or reserve calculation in accordance with Section 28(a) of the 1940 Act.  The total certificate liability at December 31 is summarized as follows:

			Average
	2007	2006	Interest Rate
Fully-paid certificates:
Single-payment 500 series	$31,977,070	$30,388,725	5.56%
Installment	1,761,898	1,656,884	5.00%
Optional settlement	378,587	330,394	5.00%
	34,117,555	32,376,003
Installment certificates:
Reserves to mature, by series
120 and 220	214,758	260,475	5.00%
315	24,728	23,705	5.00%
	239,486	$284,180
Unclaimed certificates	$2,149	$2,149
Total certificate liability	$34,359,190	$32,662,332

As of December 31, 2011, the Company’s total certificate liability was approximately $40,924,528.  The Company continues to review its calculation for Certificate Liability through 2011 and may provide additional subsequent event information when the audits are completed for the period ending December 31, 2007 and the Company files its amended Annual Report on Form 10-K for that year.

10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table discloses the carrying value and the fair value for financial instruments at December 31, 2007 and December 31, 2006.  The fair value for financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.”  The fair value amounts have been determined using available market information, perceived risks and appropriate valuation methodologies.  However, considerable judgment was required to develop these estimates.   Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.  The estimated fair value of certain financial instruments such as cash, cash equivalents cash in trust and certificate loans approximate the carrying amounts disclosed in the Balance Sheets.  Excess/(Shortage) Reserves is the amount by which the fair value of qualified assets exceeds the Surrender Value as required by Section 28 of the 1940 Act.

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Qualified Assets	$ 23,537,407	$ 26,071,125	$ 28,184,409	$ 29,657,540
Certificate Liability - Surrender Value		30,158,179		27,720,885
Excess/(Shortage) Reserves		$ (4,087,054)		$ 1,936,655

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

At December 31, 2007, the Surrender Value of certificate holder liability exceeded qualified assets by $4,087,054.  Although this indicates that SBM was not in compliance with the reserve requirements under Section 28 of the 1940 Act, the value of its qualified assets is reflected net of reserves recorded against assets of $4,626,694.

At December 31, 2006, qualified assets exceeded the Surrender Value by $1,936,655 which was in compliance with Section 28 of the 1940 Act.  At December 31, 2011, the Surrender Value exceeded qualified assets by approximately $19,620,268, which was not in compliance with Section 28 of the 1940 Act.

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

Mortgage Notes Available for Sale — Fair value is estimated based upon the current tax assessed value of the property.

Mortgage Notes Held for Investment — The fair value of mortgage loans on real estate, except those with significant credit deterioration, are presented at fair value. For loans with significant credit deterioration, fair values are based on the collateral values. Collateral values have been reviewed in accordance with SFAS 144 to determine possible impairment. If the loan value exceeds the value of the collateral a reserve is recorded.

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

Real Estate Tax Lien Certificates — Fair value of real estate tax lien certificates approximates their carrying value. SBM held investments in real estate tax lien certificates at December 31, 2007 and 2006 in the amount of $207,051, and $291,283, respectively. These certificates are purchased at a premium and interest is earned based on a fixed rate of 20% on the outstanding taxes owed. Interest income on these investments for the year ended December 31, 2007 and 2006 was $0 and $0, respectively, and accrued interest at December 31, 2007 and 2006, was $71,372, and $71,385, respectively. SBM recovers the cost of its investment plus unpaid accrued interest from pass through payments from the municipality, which receives payments directly from the taxpayers. The Company may also recover the cost of its investment plus accrued interest by exercising its rights to foreclose on the underlying properties within a two-year period from the date of investment purchase.

Real Estate Owned — Fair value is estimated based on the appraised market value of the real estate or by using tax assessments and estimating the percentage used to reach market value.

Collateralized Mortgage Obligation Residual Tranche — The fair value of a CMO residual is determined by using certain assumptions regarding the underlying mortgage.  The fair value of the CMO residual represents the current subordinate amount of the Trust or discounted future cash flows from the instrument based upon management’s best estimate.

Certificate Loans — The carrying value of certificate loans approximates their fair value.

Cash in Trust — The carrying amounts of cash in trust approximate their fair value given the short-term nature of these assets.

Certificate Liability — The fair value and carrying value of the certificate liability is based on the cumulative Account Value of certificate holders.

11 — INCOME TAXES

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

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

For the years ended December 31, 2007 and 2006, the Company generated, for federal income tax purposes, net operating loss carry forwards of approximately $4,884,609 and $2,962,484 respectively, expiring in 2026 and 2025. Due to change in ownership in 2003 net operating losses incurred in the past may be subject to the limitations of Internal Revenue Code section 382 to offset future income valuation allowances of $9,105,100 and $4,443,549 were recorded for the years ended December 31, 2007 and 2006 on the total tax provision as the Company believes it is more likely than not that these assets will not be utilized during the next year.  The United States federal, state and local net operating loss carry forwards are generally subject to limitations on their annual usage.  Realization of the deferred tax assets and net operating loss carry forwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards.   The amount of the deferred tax asset considered realizable, however, might be adjusted if estimates of future taxable income during a future period are expected.  The differences between income taxes computed using the statutory federal income tax rate and that shown in the statement of operations from continuing operations are summarized as follows:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Current
US	$—	$—
State	—	—
Local	—	—
Total current tax expense (benefit)	—	—
Deferred
US	(7,966,962)	(3,888,105)
State	(1,138,137)	(555,444)
Total deferred tax expense (benefit)	(9,105,100)	(4,443,549)
Less valuation allowance	9,105,100	4,443,549
Total deferred tax expense (benefit)	$—	$—
Total tax provision	$—	$—

	Year Ended		Year Ended
	December 31,		December 31,
	2007	%	2006	%
Computed at US Statutory Rate	$ (7,966,962)	-35%	(3,888,105)	-35%
State	(1,138,137)	-5%	(555,444)	-5%
Less valuation allowance	9,105,100	-40%	4,443,549	-40%
Total tax provision	$ -	0%	$ -	0%

The differences between income taxes computed using the statutory federal income tax rate and that shown in the statement of operations from continuing operations are summarized as follows:

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Deferred tax assets
Reserves	$1,758,133	$1,130,426
Net operating loss carryforward	7,346,967	5,393,123
Total gross deferred tax assets	9,105,100	6,523,549
Deferred tax liabilities
Investments	—	2,080,000
State and local taxes	—	—
Total deferred tax liabilities	—	2,080,000
Less valuation allowance	(9,105,100)	(4,443,549)
Total deferred tax assets	$—	$—

12 — COLLATERALIZED MORTGAGE OBLIGATION RESIDUAL TRANCHE

The Company holds a CMO residual in the amount of $1,267,516 and $1,267,516, as of December 31, 2007 and 2006, respectively.  The fair value of the investment represents the discounted cash flows SBM expects to receive in the future from the investment based on management’s estimate.  Management may also use the total subordinate value of the CMO Trust to value the Company’s ownership in the CMO residual.  The primary factors in determining future cash flows are future rate of prepayment of the mortgage loans in the securitization trust, credit losses on these mortgage loans, the unpaid principal balance of the mortgage loans, and the discount rate used to calculate present value.  Interest is calculated based on SBM’s estimates of the effective yield of the investment. Factors in determining the effective yield include the weighted average coupon rate of the underlying mortgage notes, the interest rate of the pass-through certificates in the securitization trust, and the rate of default on interest payments.  Cash received from the securitization trust in excess of the estimated effective yield is recorded as deferred revenue or applied to principal, based on management’s estimates of future cash flows. Cash payments received was $11,285 and $128,921 for the year ended December 31, 2007 and December 31, 2006, respectively. During the year ended December 31, 2007 and 2006, the Company included, in income from operations, interest income from the CMO residual of $11,825 and $103,440, respectively.

Subsequent to December 31, 2007, the Company has received numerous cash payments from the CMO residual, which, while considered “interest payments,” may also reduce the principal or carrying amount of the investment.  As of June 30, 2012, the Company has valued the CMO at $848,148, which is the subordinate amount of the Trust as of that date.

13 — REAL ESTATE OWNED (REO)

As of December 31, 2007 and 2006, SBM owns real estate with a total carrying value of $1,174,931 and $883,407 respectively.  These properties are available for sale.

In 2001 SBM acquired a mortgage note which was secured by properties in the City of Salem, New Jersey.  The Company subsequently foreclosed on those properties after default by the borrower and has continued to invest in properties in Salem in conjunction with a community redevelopment project, and currently owns 30 noncontiguous properties as part of this project.  As of December 31, 2007 and December 31, 2006, the carrying value of these properties is $1,065,445 and $883,407, respectively.

SBM also owns a commercial, mixed-use building located at 125 N. Minnesota Street, New Ulm, Minnesota, with a carrying value of $109,486 as of December 31, 2007.  This building currently houses a branch of SBM Group’s Administrative Services division, which provides office space to the Company, and is also partially leased to residential tenants.

14 — INVESTMENT IN REAL ESTATE PARTNERSHIPS

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

For the years ended December 31, 2007 and 2006, the Company’s management performed an evaluation of its investment in a real estate partnership for purposes of determining the fair value of the investment at December 31, 2007 and 2006. During 2003 and 2004, Geneva (the indirect parent of the company) contributed its 18% limited partnership interest in a real estate partnership, Invy Resort Ventures Ltd. (Invy) which was recorded at $1,314,803.  The Company’s management was unable to confirm the activities of the partnership, and has accordingly fully reserved against the investment of $1,314,803.

During 2008, the Company’s management was informed that Invy is in negotiations to lease land for the purpose of developing a high-end project, including a luxury hotel, condominiums and vacation homes located in the U.S. Virgin Islands.  Upon execution of the lease, the Company’s management will evaluate an adjustment to the reserves attributable to Invy.

15 — INVESTMENT IN REAL ESTATE LIMITED LIABILITY COMPANY

In August 2003, SBM agreed to invest $7,883,000 (payable in installments) for a 16% equity interest in 1800 Park Avenue LLC, (1800 Park Avenue) which was formed to develop a mixed use hotel/retail/office complex on property (for which it held a leasehold interest) that is located in Harlem, New York (Harlem Property).  The carrying amount of this investment was increased to $12,083,000, representing the Company’s estimate of the fair value of 1800 Park Avenue at the time SBM was purchased by Geneva in December 2003.  The increase of $4,200,000 recognized the increased value resulting from enacted legislation in New York State known as the Brownfield Cleanup Program (“BCP”) that encouraged development of properties considered “Brownfields” (properties requiring environmental clean-up).  Because the Harlem Property qualified for the BCP, 1800 Park Avenue applied for and received approval to participate in the BCP.  Under the BCP, the owner of the property, upon completion of the project, is entitled to a significant cash payment from the New York State Department of Taxation and Finance (DTF), known as the Brownfield Tax Credit (“BTC”).

In September 2006, 1800 Park Avenue sold its leasehold interest to a well-renowned developer for $20 million in cash at settlement and a 90% interest in the BTC.  Upon receipt of the $20 million in cash proceeds at settlement, 1800 Park Avenue distributed SBM’s cash proceeds of $5,624,967 to SBM Group in trust for SBM (see Note 18).  To record its receipt of this distribution SBM extinguished the remaining unpaid amount of its note payable ($1,883,000) related to that investment and reduced the carrying amount of the investment in 1800 Park Avenue by a like amount.  Remaining proceeds were recorded to extinguish outstanding interest receivable and payable balances and allotted the remaining amount of the distribution ($5,278,234) as dividend income.

As part of the accounting for the receipt of the distribution from 1800 Park Avenue and the reduction of its carrying amount of its investment in 1800 Park Avenue, SBM determined that the new, lower carrying amount ($10,200,000) was not impaired by the distribution from 1800 Park Avenue or its accounting thereof.  Management analyzed the present value at December 31, 2006, of the expected future flow from the BTC cash refund that is expected to be received by 1800 Park Avenue upon completion of the project pursuant to the agreement to sell the leasehold interest.  To do so, SBM retained the services of Valuation Research Corporation (“VRC”) to assess the fair value of the remaining sales proceeds due SBM from 1800 Park Avenue for its share of the BTC.  For this purpose, VRC based its calculation on the BTC being received in cash when the certificate of occupancy is issued, which is expected to occur in late 2009.  In this regard, the developer has obtained financing and building permits, actions supporting SBM’s belief that the project will be completed. Although construction had not begun as of August 31, 2008, Management nevertheless believes that the amount and timing of receipt of the BTC does not materially affect the discounted value of the BTC at December 31, 2007.  Based on the developer’s current budget and estimates, SBM’s share of the remaining sales proceeds (its share of the 90% of the BTC to be paid to 1800 Park Avenue) is expected to be at least $13,750,000 VRC’s valuation report showed that SBM’s portion of the fair value of this amount when discounted to December 31, 2007 is estimated to be $12,300,000.

16 — RELATED PARTY TRANSACTIONS

In 2007, SBM Group provided SBM with administrative services pursuant to an annual Administrative Services Agreement.  Such administrative services included providing personnel, facilities, equipment, and certain general services to SBM in the normal course of operations on an allocated basis. During 2007 and 2006, a fee was charged totaling $2,345,916 and $1,731,731, respectively, and payments for such fees were $2,345,916 and $1,731,731, respectively.

SBM Financial served as SBM’s investment adviser during 2007 and until August 26, 2011, subject to the oversight by the Board of Directors and the Investment Committee.  During the period it was engaged, SBM Financial was responsible for selecting and managing SBM’s investments to ensure that SBM had, in cash or qualified investments, as defined in Section 28(b) of the 1940 Act, qualified assets

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

having an aggregate value not less than that required by the 1940 Act.  For providing such services, SBM Financial earned an annual fee from the Company calculated at 0.50% of its average certificate liability balances. SBM Financial is registered as an investment adviser under the Investment Advisers Act of 1940.  In 2007 and 2006, investment advisory fees of $0 and $124,009, respectively, were paid to SBM Financial.

Related party receivable and related party payable represents certain advances made by SBM to affiliates, advances SBM has received from affiliates and cash received by SBM affiliates on behalf of SBM.  Most advances relate to operational transactions.  As of December 31, 2007 and 2006, related party receivables total $1,131,969 and $2,791,494, respectively.  As of December 31, 2007 and 2006, related party payables total $11,254 and $2,184,260, respectively (see Note 18).

SBM contributed capital to its wholly owned subsidiary SBM Mortgage in order for SBM Mortgage to convert its debt to other affiliates.  SBM’s noncash contribution to capital increased its investment in SBM Mortgage and reduced its Related-party receivable in the amount of $2.097 million.  These transactions resulted in no change in the consolidated stockholders equity of the net amount of the consolidated Related-party receivables and Related-party payables.

During 2008, SBM Group allocated $1.0 million in reimbursable administrative expenses to SBM.  Also during 2008, Eric M. Westbury and Geneva loaned the Company $80,000 and $500,000, respectively, for operating expenses.  None of these amounts has been repaid as of June 30, 2012.  The Company accounts for these amounts owed to SBM Group, Eric M. Westbury and Geneva as related-party payables.

Between December 31, 2007 and June 30, 2012, the Company’s related-party payables, which include amounts owed to Geneva and Eric M. Westbury for loans and to SBM Group for past administrative expenses and current obligations for salaries, rent and other operational expenses, have increased by approximately $3,688,417.

The Company is currently reviewing all of its related-party transactions that have transpired since 2007 and may provide additional subsequent event information when the audits are completed for the period ending December 31, 2007 and the Company files its amended Annual Report on Form 10-K for that year.

17 —  SHAREHOLDER’S EQUITY AND REGULATORY MATTERS

The Company is subject to restrictions relating to its regulatory capital requirements under the 1940 Act.  The Company is required to establish and maintain qualified investments (as defined in Section 28(b) of the 1940 Act) having a value not less than the aggregate of certificate reserves (as calculated under Section 28(a)) $30,158,179 and $27,720,886 at December 31, 2007 and 2006, respectively).  SBM had qualified assets at amortized cost of $23,537,407 and $28,184,409 at those respective dates, and at fair value of $26,071,125 and $29,657,540, respectively.

For purposes of determining compliance with the foregoing provisions, qualified assets are valued in accordance with District of Columbia Insurance Laws (the “D.C. Laws”) as required by the 1940 Act.  Qualified assets for which no provision for valuation is made in the D.C. Laws are valued in accordance with rules, regulations, or orders prescribed by the SEC.  These values are calculated in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  The fair value amounts have been determined using available market information and appropriate valuation methodologies.

Pursuant to the required calculations of various states, the provisions of the certificates, depository agreements, and the 1940 Act, qualified assets of SBM were deposited with independent custodians and invested in certain investments to meet certificate liability requirements as of December 31, 2007 and 2006, as shown in the following table.  Certain assets on deposit are not considered qualified assets for the purposes of this calculation because they are reserved for the repayment of existing liabilities.  Certificate loans, secured by applicable certificate liabilities, are deducted from certificate reserves in computing deposit requirements.

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

QUALIFIED ASSETS ON DEPOSIT

	December 31,
	2007	2006
Qualified assets on deposit:
State governmental authorities	$50,403	$51,364

Central depositories	22,015,134	23,121,460
US Bank
Provident Bank
Bank of America	1,445,060	4,997,042
Wells Fargo	26,811	14,544
Total qualified assets on deposit	$23,537,407	$28,184,409

_____________

(a) Represents amortized cost of bonds and securities.

(b) Represents dividend and interest receivable on qualified assets and investments in real estate partnerships.

As of March 31, 2012, the Company’s Qualified Assets on Deposit totaled $21,304,260.   As of December 31, 2011, the Company’s Surrender Value on outstanding certificates exceeded qualified assets by approximately $19,620,268, which is not in compliance with Section 28 of the 1940 Act.

On June 10, 2011, US Bank resigned as custodian for the Company.  The Company currently does not have a custodian, which is not in compliance with Section 28 of the 1940 Act.

18 —  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements that expire at various dates through 2013.  Rent expense and sublease income for these leases for fiscal years 2005 through 2007 in accordance with the Administrative Services Agreement (See Note 16 and “Item 13. Certain Relationships and Related Transactions.”), were as follows:

	Year Ended December 31,
	2007	2006	2005
Rent expense	$245,738	$205,398	$62,818

 The Company’s executive offices are currently located at 8100 Oak Street, 2nd Floor, Vienna, VA 22182.   The Company’s corporate offices are the primary location for SBM Group, SBM Financial and SBM’s executive management, administrative services, investment, accounting, corporate accounting, marketing activities and other support personnel.   The Company’s corporate offices are leased and administered by SBM Financial Group – the Company is not a direct party to the lease – and the lease expense is allocated under an Administrative Services Agreement (See Note 16 and “Item 13. Certain Relationships and Related Transactions.”).  SBM also maintains an administrative office at 125 Minnesota Street, New Ulm, Minnesota within a commercial, mixed-use building that the Company owns.

On November 23, 2004, the Company entered into a lease agreement for an office in Bethesda, Maryland where its corporate headquarters were located from March of 2005 through July of 2010.  In July of 2010, the Company and the landlord for the Bethesda office space mutually agreed to terminate the lease, on which the Company owes $86,000 as of June 30, 2012.

Accounts Payable

Separate from expenses that the Company pays as part of its administrative fee to SBM Group, the Company is directly responsible for certain fees paid for legal, accounting and other professional services, as well as fees paid to members of its Board of Directors and to

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

regulatory authorities.  The Company accounts for these direct expenses as Accounts Payable.  From December 31, 2007 through June 30, 2012, the Company has incurred additional Accounts Payable of $1,626,331.

The Company is currently reviewing all of its Accounts Payable transactions that have transpired since 2007 and may provide additional subsequent event information when the audits are completed for the period ending December 31, 2007 and the Company files its amended Annual Report on Form 10-K for that year.

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

On May 29, 2003, John J. Lawbaugh, The SBM Companies’ then Chief Executive Officer, and owner of the majority shares of 1st Atlantic, filed a voluntary petition for bankruptcy protection pursuant to Chapter 11 of the United States Bankruptcy Code (“Lawbaugh Bankruptcy”)

On November 7, 2003, 1st Atlantic, Geneva Capital Partners, LLC (“Geneva”), a Delaware limited liability company wholly-owned by Eric M. Westbury, the current Chairman of the Board, President and Chief Executive Officer of SBM, and certain other parties in interest agreed to a settlement proposal and filed an emergency motion in the Lawbaugh Bankruptcy Court on November 10, 2003 for the approval of the sale of the equity shares of 1st Atlantic to Geneva under that proposal.

On December 5, 2003, Geneva acquired control of the 1st Atlantic and SBM.  The SEC Staff participated in the negotiations leading to the terms and consummation of a stock purchase agreement that resulted in the December 5, 2003 sale of 1st Atlantic to Geneva. Prior to the sale of the 1st Atlantic and SBM to Geneva, the parties entered into a settlement proposal with the SEC Staff. After the settlement agreement was implemented and after the completion of the stock purchase agreement, Geneva contributed $3.2 million of cash to 1st Atlantic and $1.5 million in cash to SBM, amounts agreed to by the SEC Staff as being sufficient to replenish reserves for the benefit of certificate holders.  The Settlement Agreement for this matter was approved and ordered by the Court in the Lawbaugh Bankruptcy after review and consent by the SEC Staff.

For several months prior to April 2006, the Philadelphia staff of the SEC had been conducting an investigation of the operations of the SBM Companies.  The SBM Companies had produced documents to the SEC, but no depositions were taken.

On April 4, 2006, the SEC filed an enforcement action (the “SEC Proceeding”) against the SBM Companies and Geneva and Eric M. Westbury (collectively, the “Defendants”) alleging that since approximately January 2003, the SBM Companies have failed to maintain the statutorily required minimum reserves in cash or qualified investments on their outstanding face-amount certificates, other fraudulent interstate transactions and manipulative and deceptive devices, and requesting emergency relief.

In its complaint SEC v. SBM Investments Certificates Inc., Civil Action No. 06-866-DKC (U.S.D.C. Md.) (the “SBM Complaint”), the Staff alleged that as of December 31, 2005, SBM’s financial statements reflected that it was below what the Staff believed was the applicable reserve requirement.  In addition, the Staff claimed that at the time of the SEC’s last examination of its books and records, SBM’s books and records revealed “obstacles” to the company becoming compliant with those reserve requirements, among them:

•

SBM’s year-end financials for 2002, 2003, and 2004 showed losses of approximately $1.6 million, $1.8 million, and $3.3 million, respectively.

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

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

The SEC’s Complaint, including its allegations and prayer for relief, and its related press release are available online at www.sec.gov/litigation/litreleases/2006/lr19638.htm.

On April 4, 2006, a hearing was held before U.S. District Court Judge Deborah K. Chasanow in Greenbelt, Maryland.  The Court did not freeze the SBM Companies’ assets or appoint a receiver.  The Court did issue an Order having a material effect on the SBM Companies and certificate holders.

In its Order, the Court directed the defendants “. . . to notify the court and counsel for the SEC immediately upon receiving any demand, from any investor, for payment of any funds . . . ” and enjoined the defendants “. . . from making any payment based on such demand for a period of seven days from the date of notification to the court and counsel for the SEC . . .”  (the “Freeze Order”).  The effect of the Freeze Order, and a May 12, 2006 Memorandum and Order of the Court, was that the SBM Companies could no longer pay principal and interest to certificate holders, although interest continues to accrue.  The SBM Companies have made periodic reports to the Court of demands from certificate holders for payment of any principal and interest.

Two additional hearings took place before Judge Chasanow, namely, on May 12 and June 19, 2006.  Between mid-2006 and early February 2007, various reports, pleadings and motions were filed with the Court.

On February 22, 2007, the SBM Companies filed a 25-page Status Report with the Court.  In the report, there was, among other things, (a) a discussion of business operations, assets and obligations to certificate holders, and (b) a request that the Court’s Orders forbidding payment of interest to certificate holders be modified.  You can read the Status Report on SBM’s website.

On the next day, February 23, 2007, Judge Chasanow issued a 59-page Memorandum Opinion and a two page Order granting and denying various motions made by the parties.  The Judge, among other things, ordered that the Court’s April 4 and May 12, 2006 Orders prohibiting payment of principal and interest to certificate holders remain in effect.  She also established a procedure for SBMIC and SBMCC to sell assets.  The Judge did not appoint a receiver, and did not issue a preliminary injunction.  As a result of the Freeze Order, SBM has not been free to conduct business in the ordinary course, and has not been able to pay principal and interest on certificates as they would have come due in the ordinary course.

Judge Chasanow addressed each of the parties’ requests and motions in her Memorandum Opinion.   First, Judge Chasanow concluded that the SEC “. . . has not yet provided sufficient evidence as to scienter to support an injunction against future violations of the anti-fraud provisions of the securities laws” and “. . . has not provided sufficient evidence that Geneva and Westbury committed securities fraud against the District of Columbia and would commit future securities fraud to justify a preliminary injunction against future violations of the securities fraud provisions.”  Second, Judge Chasanow held that “Under the circumstances of this case, appointment of a receiver to provide an accounting of Defendants’ affairs is not necessary to preserve the status quo.”  Third, Judge Chasanow held that “. . . the SEC makes a persuasive argument that certificate rollovers constitute the sale or issuance of face-amount certificates under section 28(a)” of the Investment Company Act of 1940.  Fourth, Judge Chasanow concluded that the SEC “. . . has made a sufficient showing, at this preliminary stage, that it is likely to prevail on the question of whether Defendants SBMCC and SBMIC are required to maintain qualified reserves under section 28 of the Investment Company Act of 1940” and “. . . has offered sufficient evidence to conclude at this stage that SBMCC and SBMIC have likely violated the qualified reserve requirements and will likely continue to be in violation during the pendency of this action.”

Following Judge Chasanow’s Memorandum Opinion, very preliminary discussions were initiated with the SEC staff toward an amicable resolution of this proceeding.

On June 22, 2007 the Reznick Group, P.C. and SBM agreed that Reznick would conclude its services as the the Company’s’ independent registered public accounting firm, which agreement was reached after Reznick concluded, in the exercise of its sole discretion and without input from the Company, that risk associated with continuing its engagement with the Company precluded a continued engagement.  A Current Report on Form 8-K was filed with the SEC reporting on the resignation of Reznick.  A copy of the Form is available online at http://www.sec.gov/Archives/edgar/data/870398/000115752307006458/a5437117.txt.

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

On June 22, 2007 the Boards of Directors approved the engagement of RBSM LLP as new independent registered public accountants for the SBM Companies.  RBSM has begun its accounting work for the Companies.  A Current Report on Form 8-K was filed with the SEC reporting on the engagement of RBSM as new accountants.  A copy of the Form is available online at http://www.sec.gov/Archives/edgar/data/870398/000115752307006926/a5449810.txt.

On February 5, 2008, Judge Chasanow directed that the civil litigation be referred to Judge William Connelly, then United States Magistrate Judge for the District of Maryland, for settlement purposes.

On May 5, 2008, as ordered by Judge Chasanow, SBM filed its Form 10-K for the years ending December 31, 2006, 2005, and 2004. These audited financial statements reflect that the fair value of qualified assets exceed the Surrender Value of certificate holder liability for the years ended December 31, 2006, 2005 and 2004, which is in compliance with Section 28 of the 1940 Act for all three years.

Judge Connelly held mediation sessions with the parties on various dates between 2008 and 2010, including specifically May 29, 2008, July 15, 2008, September 16, 2008, and April 28, 2010, during which a framework for a final settlement began to take shape, however no settlement was yet reached.  During this period and as settlement discussions continued, SBM filed various applications for exemptive relief with the SEC under various securities laws, including the 1940 Act and the Advisers Act.  One of the primary objectives of these applications was to provide for terms of a potential settlement that allowed for the Company’s executive management team to remain in place.

As the parties continued settlement discussions, Judge Chasanow set trial dates for December 2010 and the parties began their discovery.  Judge Chasanow subsequently postponed the December 2010 trial dates given that a settlement at that point was immanent.

On February 28, 2011, the parties reached a settlement (“Settlement”).  Without admitting or denying the allegations in the lawsuit, the SBM Companies consented to a Final Consent Judgment and a Cease-and-Desist Order pursuant to various federal securities laws.   Also without admitting or denying the SEC’s allegations, Geneva and Eric M. Westbury consented to a Cease-and-Desist Order; however the SEC dismissed all allegations against them.  Specific terms of the FCJ include:

•

The SBM Companies were to engage an Independent Consultant who is charged with, among other items, completing an inventory of their reserve assets and outstanding certificates, perform a comprehensive review of their accounting practices, procedures and internal controls and make recommendations to their Boards of Directors (“Boards”).  Additionally the Consultant is to provide various reports to the Boards and provide recommendations to the SBM Companies with regard to their accounting policies and procedures including their compliance with the 1940 Act.

•

All prior Orders under the action, including the Freeze Order, were dissolved.

•

Within nine months and twelve months of the entry of the FCJ, the SBM Companies were to resume the payments of interest and principal, respectively, owed under the face-amount certificates.

•

The SBM Companies were responsible for completing various other undertakings, including a timeframe by which SBM’s delinquent annual reports are to be filed.

•

While a Settlement has been reached, the Court retained jurisdiction over the Proceeding for the purpose of enforcing the FCJ.

Pursuant to the terms of the Settlement, on March 4, 2011 Eric M. Westbury resigned as President of the SBM Companies.  Mr. Westbury remains Chairman and Chief Executive Officer of the SBM Companies.

On June 29, 2011, the SEC and the SBM Companies filed a Joint Status Report with the Court.  In this report, the parties acknowledged that the SBM Companies had requested several extensions with regard to the deadlines of the FCJ, and were otherwise non-compliant with certain terms of the settlement, notably the engagement of the Independent Consultant.  The parties also reported to the Court in this filing that the SBM Companies were considering attempting to deregister as investment companies and reorganize and restructure their balance sheets, including their investments.

On August 24, 2011, the SEC filed with the Court a Motion to hold the SBM Companies in Civil Contempt of Court for failing to comply with the FCJ.  Hearings were held on September 13, October 17, November 18 and November 29, 2011 to consider the SEC’s motion.

Pursuant to the terms of the Settlement, on August 26, 2011, SBM Financial resigned as investment adviser to the SBM Companies.  As of that date, SBM’s executive committee, consisting of the same individuals who were principals of SBM Financial and responsible for investment decisions pertaining to the Company for SBM Financial, assumed the role of directly managing the investments of the Company.

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiaries

Notes to Consolidated Financial Statements — Continued

On October 31, 2011, the SBM Companies engaged Laurence A. Friend as Independent Consultant and he subsequently began his work to complete the inventory of reserve assets of the SBM Companies, among other items.

Due to liquidity constraints, the SBM Companies were not able to resume the payment of interest and principal as required by the FCJ.

On March 2, 2012, the Court found the SBM Companies in Civil Contempt.  On April 27, 2011, a hearing was held to determine the proper remedies for the contempt.  On that date, the Court issued an order outlining the remedies, which include, among other items, various undertakings regarding the SBM Companies’ monthly reports to be filed with the SEC and the Court, the opening of bank accounts by SBMCC, and requiring the SBM Companies to provide notice to the SEC prior to certain asset sales.

Furthermore, SBMCC has committed to filing its delinquent annual reports for the years 2008 – 2010 with the SEC.

Other Matters

The Company recognizes an obligation of $99,013.29 to the Law Office of John M. Fedders, one of the SBM Companies’ former law firms representing them in the SEC litigation.  On August 3, 2009, the Circuit Court for Montgomery County Civil System entered a judgment against the SBM Companies for this amount.

120503 SBMCC Form 10-K 2007

SUPPLEMENTAL SCHEDULES

SCHEDULE I - INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS

December 31, 2007

	PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE	AMOUNT	COST	VALUE

U.S. TREASURY SECURITIES
GNMA II 6.375% due 1/20/26	$ 13,442	$ 13,528	$ 13,442
GNMA 11.5% due 4/15/13	83	82	83
GNMA 11.5% due 5/15/15	107	105	107

DOMESTIC COMMON STOCKS	15,750	20,984	15,750
IR Biosciences Holdings Inc.

TOTAL		$ 34,700	$ 29,382

December 31, 2006

PRINCIPAL
NAME OF ISSUER AND TITLE OF ISSUE	AMOUNT	COST		VALUE

U.S. TREASURY SECURITIES
GNMA II 4.375% due 1/20/26	$ 18,832	$ 18,832		$ 18,832

DOMESTIC COMMON STOCKS
IR Biosciences Holdings Inc.	40,510	40,510		40,510

TOTAL		$ 59,342	#	$ 59,342

120503 SBMCC Form 10-K 2007

SCHEDULE II - INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON

Year ended December 31, 2007

				AMOUNT OF DIVIDENDS OR INTEREST
NAME OF INVESTMENT IN SUBSIDIARY	NUMBER OF SHARES HELD	PAR VALUE OF SHARES HELD	CARRYING VALUE OF INVESTMENT IN SUBSIDIARY	CREDITED TO INCOME	OTHER	INCOME FROM INVESTMENT IN SUBSIDIARY FOR PERIOD

SBM Mortgage Corporation	10,000	$ 20,000	$ 513,088	$ -	$ -	$ (81,834)
SBM Securities I, LLC	100%	-	(121,803)	-	-	(27,299)

Year ended December 31, 2006

				AMOUNT OF DIVIDENDS OR INTEREST
NAME OF INVESTMENT IN SUBSIDIARY	NUMBER OF SHARES HELD	PAR VALUE OF SHARES HELD	CARRYING VALUE OF INVESTMENT IN SUBSIDIARY	CREDITED TO INCOME	OTHER	INCOME FROM INVESTMENT IN SUBSIDIARY FOR PERIOD

SBM Mortgage Corporation	10,000	$ 20,000	$ (1,502,062)	$ -	$ -	$ (278,942))
SBM Securities I, LLC	100%	-	(149,102)	-	-	(452)

120503 SBMCC Form 10-K 2007

SCHEDULE III - MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES
Year ended December 31, 2007

			Amount of Principal Unpaid at Close of Period
Description	Prior Liens	Carrying Amount of Asset	Total	Subject to Delinquent Interest	Amount of Mortgages being Foreclosed	Interest Due and Accrued at End of Period	Interest Income Earned Applicable to Period
Liens on:
Residential	NONE		-
Commercial	NONE	8,297,567	8,297,567	8,297,567	296,460	$ 691,587	193,000
Residual CMO
Interest	NONE	1,267,516	1,267,516				11,285
TOTAL	$ -	$ 9,565,084	$ 9,565,084	$ 8,297,567	$ 296,460	$ 691,587	$ 204,285

			Amount of Principal Unpaid at Close of Period
Description	Prior Liens	Carrying Amount of Asset	Total	Subject to Delinquent Interest	Amount of Morrgages being Foreclosed	Interest Due and Accrued at End of Period	Interest Income Earned Applicable to Period
Liens on:
Residential	NONE		-
Commercial	NONE	9,741,509	9,741,509	9,741,509	291,509	$ 498,587	285,396
Residual CMO
Interest	NONE	1,267,516	1,267,516				103,440
TOTAL	$ -	$ 11,009,026	$ 11,009,026	$ 9,741,509	$ 291,509	$ 498,587	$ 388,835

120503 SBMCC Form 10-K 2007

SCHEDULE IV - REAL ESTATE OWNED AND RENTAL INCOME
December 31, 2007
Property Type	Encumbrances	Initial Cost	Cost of Improvements	Carrying Value	Reserve for Losses	Rents Due	Total Rental Income
Farms	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Residential	-	-	-	-	-	-	-
Apartments and
business	-	105,000	16,933	109,486	-	-	-
Unimproved	-	392,000	673,445	1,065,445	-	-	-
Total	$ -	$ 497,000	$ 690,378	$ 1,174,931	$ -	$ -	$ -
Rent from properties
sold during period	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ -

SCHEDULE IV - REAL ESTATE OWNED AND RENTAL INCOME
December 31, 2006
Property Type	Encumbrances	Initial Cost	Cost of Improvements	Carrying Value	Reserve for Losses	Rents Due	Total Rental Income
Farms	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Residential	-	-	-	-	-	-	-
Apartments and
business	-	-	-	-	-	-	-
Unimproved	-	392,000	491,407	883,407	-	-	-
Total	$ -	$ 392,000	$ 491,407	$ 883,407	$ -	$ -	$ -
Rent from properties
sold during period	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ -

120503 SBMCC Form 10-K 2007

SCHEDULE V - QUALIFIED ASSETS ON DEPOSIT
December 31, 2007
NAME OF DEPOSITORY	CASH	INVESTMENTS IN SECURITIES (a)	FIRST MORTGAGES AND OTHER FIRST LIENS ON REAL ESTATE	OTHER (b)	TOTAL
State governmental authorities
Securities Department of Illinois	$ 50,403				$ 50,403
Central depositories
US Bank	121	29,382	11,020,506	10,965,125	22,015,134
Provident Bank	-				-
Bank of America	1,445,060				1,445,060
Wells Fargo	26,811				26,811
Total qualified assets on deposit	$ 1,522,394	$ 29,382	$ 11,020,506	$ 10,965,125	$ 23,537,407

___________

(a) Includes amortized cost of bonds and securities.

(b) Includes other assets.

(c) Includes dividend and interest receivable on qualified assets.

SCHEDULE V - QUALIFIED ASSETS ON DEPOSIT
December 31, 2007
NAME OF DEPOSITORY	CASH	INVESTMENTS IN SECURITIES (a)	FIRST MORTGAGES AND OTHER FIRST LIENS ON REAL ESTATE	OTHER (b)	TOTAL
State governmental authorities
Securities Department of Illinois	$ 51,364				$ 51,364
Central depositories
US Bank	939	59,342	12,257,157	10,965,125	23,121,460
Provident Bank	-				-
Bank of America	4,997,042				4,997,042
Wells Fargo	14,544				14,544
Total qualified assets on deposit	$ 5,063,889	$ 59,342	$ 12,257,157	$ 10,965,125	$ 28,184,409

___________

(a) Includes amortized cost of bonds and securities.

(b) Includes other assets.

(c) Includes dividend and interest receivable on qualified assets.

120503 SBMCC Form 10-K 2007

SCHEDULE VI - CERTIFICATE RESERVES
PART I - SUMMARY OF CHANGES
2007
		Beginning Balance at 12/31/06			2007 Additions				2007 Deductions					Ending Balance at 12/31/07
DESCRIPTION	Yield %	# Accounts w/Security Holders 12/31/06	Maturity Value 12/31/06	Reserves Note (a) 12/31/06	Charge to Income	Reserve Payments by Certificate Holders	Charged to Other Accounts Note (b)	Rollups	Maturities	Cash Surrender prior to Maturity	Other Note (c)	Other Note (d)	Other Note (e)	# Accounts w/Security Holders 12/31/07	Maturity Value 12/31/07	Reserves (a) 12/31/07

Reserves to mature, installment certificates
Series 120	5.00	2	$11,000	$43,963	$2,253	$206			$-	$-	$-			2	$79,113	$46,422
Series 220	5.00	10	51,000	216,511	9,031	1,023			-	-	57,921		276	7	178,845	168,369
Series 315	5.00	4	13,200	23,705	963	130			-	-	-			4	25,704	24,695

Single payment certificates
Series 503	5.56	1,192	18,048,427	17,528,260	796,741			113,858	-	-	98,280			1,199	18,837,479	18,340,580
Series 505	5.56	273	4,882,066	4,724,083	213,767			5,000	-	-	20,579			272	5,083,090	4,922,272
Series 507	5.56	105	1,596,139	1,452,213	101,249			-	-	-	-			320	1,613,123	1,553,462
Series 510	5.56	317	8,348,410	6,684,171	476,586			23,084	-	-	23,084			105	8,289,939	7,160,757

Fully paid installment certificates - (Paid Up Bonds)	5.00	322	1,908,669	1,656,884	79,015			44,529	-	-	17,488			322	2,030,842	1,761,898

Optional settlement certificates
Annuities	5.00	36	330,522	330,522	17,686			30,880	-	-	-			38	379,088	378,587
Other (see note b)					(4,821)		4,821

Due to unlocated certificate holders	0.00	20	2,149	2,149	-			-	-	-	-			20	2,149	2,149

Total		2,281	$35,191,582	$32,662,462	$1,692,471	$1,359	$4,821	$217,351	$-	$-	$217,351	$-	$276	2,289	$36,519,373	$34,359,190

_____________

NOTE (a) — Reserves include advance payments with accrued interest

NOTE (b) — Other Adjustment

NOTE (c) — Rolled to other company products

NOTE (d) — Interest payments to certificate holders

NOTE (e) — Other adjustment(s)

120503 SBMCC Form 10-K 2007

SCHEDULE VI - CERTIFICATE RESERVES
PART I - SUMMARY OF CHANGES
2006
		Beginning Balance at 12/31/05			2006 Additions				2006 Deductions					Ending Balance at 12/31/06
DESCRIPTION	Yield %	# Accounts w/Security Holders 12/31/05	Maturity Value 12/31/05	Reserves Note (a) 12/31/05	Charge to Income	Reserve Payments by Certificate Holders	Charged to Other Accounts Note (b)	Rollups	Maturities	Cash Surrender prior to Maturity	Other Note (c)	Other Note (d)	Other Note (e)	# Accounts w/Security Holders 12/31/06	Maturity Value 12/31/06	Reserves (a) 12/31/06

Reserves to mature, installment certificates
Series 120	5.00	2	$11,000	$41,824	$2,140	$-	$-	$-	$-	$-	$-	$-		2	$11,000	$43,963
Series 220	5.00	12	59,000	241,197	12,278	1,383	-	-	-	-	38,331		16	10	51,000	216,511
Series 315	5.00	4	13,200	22,189	1,126	390	-	-	-	-	-	-		4	13,200	23,705

Single payment certificates
Series 503	5.56	1,211	18,410,787	17,270,719	801,093	-	-	128,545	382,663	124,000	110,728	42,516	12,190	1,192	18,048,427	17,528,260
Series 505	5.56	294	4,882,066	4,623,790	259,790	-	-	116,143	121,464	3,060	134,960	15,257	900	273	4,882,066	4,724,082
Series 507	5.56	104	1,596,139	1,360,429	95,714	-	-	24,018	-	-	24,018	3,931	-	105	1,596,139	1,452,213
Series 510	5.56	314	8,348,410	6,286,888	455,081	-	-	52,713	-	11,000	51,713	47,741	56	317	8,348,410	6,684,171

Fully paid installment certificates - (Paid Up Bonds)	5.00	334	1,898,392	1,664,700	79,072	-	192	-	2,108	57,492	27,480	-		322	1,908,669	1,656,884

Optional settlement certificates
Annuities	5.00	37	306,823	306,823	14,074	-	-	65,811	56,009	-	-	-	178	36	330,522	330,394
Due to unlocated certificate holders	0.00	21	2,218	2,218	-	-	-	-	-	69	-	-		20	2,149	2,149
Other (see note b)	0.00	21	2,218	2,218	(6,458)		6,458

Total		2,354	$35,530,253	$31,822,995	1,713,911	$1,773	$6,650	$387,230	$562,244	$195,621	$387,230	109,445	13,340	2,281	$35,191,582	$32,662,332

_____________

NOTE (a) — Reserves include advance payments with accrued interest

NOTE (b) — Other Adjustment

NOTE (c) — Rolled to other company products

NOTE (d) — Interest payments to certificate holders

NOTE (e) — Other adjustment(s)

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiary
SUPPLEMENTAL SCHEDULES
SCHEDULE VI - CERTIFICATE RESERVES
PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
CLASSIFIED BY AGE GROUPINGS
2007
	Beginning Balance at 12/31/06				Deductions		Ending Balance at 12/31/07
	Age Grouping in Years	Number of Accounts with Security Holders	Amount of Maturity Value	Amount of Reserves	Cash Surrenders Prior to Maturity	Transfer or Roll to other Product in Company	Age Grouping in Years	Number of Accounts with Security Holders	Amount of Maturity Value	Amount of Reserves

Series 120	26		$ -	$ -	$ -	$ -	28	1	$ 48,931	$ 23,537
	27	1	6,000	22,372	-	-	29		-	-
	28		-	-	-	-	30		-	-
	28		-	-	-	-	31		-	-
	30		-	-	-	-	32		-	-
	31		-	-	-	-	33		-	-
	32		-	-	-	-	34		-	-
	33		-	-	-	-	35		-	-
	34		-	-	-	-	36		-	-
	35		-	-	-	-	37		-	-
	36		-	-	-	-	38		-	-
	37				-	-	39	1	30,182	22,886
	38	1	5,000	21,591	-	-	40	0	-	-
Total		2	$ 11,000	$ 43,963	$ -	$ -		2	$ 79,113	$ 46,422
Series 220	32		$ -	$ -	$ -	$ -	32		$ -	$ -
	33		-	-	-	-	33		-	-
	34		-	-	-	-	34		-	-
	35	1	4,000	12,830	-	-	35		-	-
	36		-		-	-	36	1	13,287	13,287
	37	2	16,000	38,806	-	-	37		-	-
	38	3	17,000	71,884	-	-	38	2	48,747	41,187
	39	2	9,000	43,619	2	38,331	39	2	63,504	62,398
	40	1	6,000	28,011	-	-	40		-	-
	41		-	-	-	-	41	1	29,043	29,043
	42	1	5,000	21,361	-	-	42		-	-
	43		-	-	-	-	43	1	24,264	22,454
	44		-	-	-	-	44		-	-
Total		10	$ 57,000	$ 216,511	$ 2	$ 38,331		7	$ 178,845	$ 168,369
Series 315	15		$ -	$ -	$ -	$ -	15		$ -	$ -
	16		-	-	-	-	16		-	-
	17	1	2,200	3,408	-	-	17		-	-
	18		-	-	-	-	18	1	4,010	3,705
	19		-	-	-	-	19		-	-
	20	2	8,800	15,976	-	-	20		-	-
	21	1	2,200	4,254	-	-	21	2	17,234	16,633
	22		-	-	-	-	22	1	4,460	4,460
	23		-	-	-	-	23		-	-

Total		4	$ 13,200	$ 23,638	$ -	$ -		4	$ 25,704	$ 24,798

120503 SBMCC Form 10-K 2007

SBM Certificate Company and Subsidiary
SUPPLEMENTAL SCHEDULES
SCHEDULE VI - CERTIFICATE RESERVES
PART II - INFORMATION REGARDING INSTALLMENT CERTIFICATES
CLASSIFIED BY AGE GROUPINGS
2006
	Beginning Balance at 12/31/05				Deductions		Ending Balance at 12/31/06
	Age Grouping in Years	Number of Accounts with Security Holders	Amount of Maturity Value	Amount of Reserves	Cash Surrenders Prior to Maturity	Transfer or Roll to other Product in Company	Age Grouping in Years	Number of Accounts with Security Holders	Amount of Maturity Value	Amount of Reserves
Series 120	26	1	$ 6,000	$ 21,283	$ -	$ -	26		$ -	$ -
	27		-	-	-	-	27	1	6,000	22,372
	28		-	-	-	-	28		-	-
	28		-	-	-	-	28		-	-
	30		-	-	-	-	30		-	-
	31		-	-	-	-	31		-	-
	32	1	-	-	-	-	32		-	-
	33		-	-	-	-	33		-	-
	34		-	-	-	-	34		-	-
	35	2	-	-	-	-	35		-	-
	36	1	-	-	-	-	36		-	-
	37	1	5,000	20,540	-	-	37		-	-
	38	1	-	-	-	-	38	1	5,000	21,591
Total		7	$ 11,000	$ 41,823	$ -	$ -		2	$ 11,000	$ 43,963
Series 220	32		$ -	$ -	$ -	$ -	32		$ -	$ -
	33		-	-	-	-	33		-	-
	34	1	4,000	12,297	-	-	34		-	-
	35		-	-	-	-	35	1	4,000	12,830
	36	2	10,000	36,686	-	-	36		-	-
	37	3	17,000	67,845	-	-	37	2	16,000	38,806
	38	2	9,000	41,303	-	-	38	3	17,000	71,884
	39	3	14,000	62,743	2	38,331	39	2	9,000	43,619
	40		-	-	-	-	40	1	6,000	28,011
	41	1	5,000	20,321	-	-	41		-	-
	42		-	-	-	-	42	1	5,000	21,361
	43		-	-	-	-	43		-	-
	44		-	-	-	-	44		-	-

Total		12	$ 59,000	$ 241,195	$ 2	$ 38,331		10	$ 57,000	$ 216,511
Series 315	15		$ -	$ -	$ -	$ -	15		$ -	$ -
	16	1	2,200	3,125	-	-	16		-	-
	17		-	-	-	-	17	1	2,200	3,408
	18		-	-	-	-	18		-	-
	19	2	8,800	14,962	-	-	19		-	-
	20	1	2,200	4,102	-	-	20	2	8,800	15,976
	21		-	-	-	-	21	1	2,200	4,254
	22		-	-	-	-	22		-	-
	23		-	-	-	-	23		-	-

Total		4	$ 13,200	$ 22,189	$ -	$ -		4	$ 13,200	$ 23,638

120503 SBMCC Form 10-K 2007

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On June 22, 2007, the Reznick Group, P.C., formerly Reznick Fedder & Silverman (“Reznick”) informed SBM that Reznick would conclude its services as SBM’s independent registered public accounting firm, which determination was reached after Reznick recently concluded, in the exercise of its sole discretion, that risk associated with continuing its engagement with SBM precluded a continued engagement.  Reznick’s resignation would become effective as of that date.  The Audit Committee of SBM’s Board of Directors also resolved to accept Reznick’s resignation as of such date.  Reznick has offered no other reason for its resignation.

As of the date of issuance, the reports of Reznick regarding SBM's financial statements as of, and for the fiscal years ended December 31, 2003 and 2002, respectively, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.  In addition, during SBM’s two most recent fiscal years, and the subsequent interim period preceding Reznick’s resignation, there was no disagreement with Reznick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Reznick, would have caused it to make reference to the subject matter of the disagreement in connection with its report, nor where there any “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, during such period.  No audited financial statements have been prepared by SBM or filed with the Securities and Exchange Commission for the fiscal years ended December 31, 2006, 2005 or 2004 prior to the resignation of Reznick, and Reznick has therefore issued no reports with respect thereto.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. As of the end of the year covered by this annual report on Form 10-K, the Company’s Chief Executive Officer, its then Chief Financial Officer and then Chief Accounting Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) of the Exchange Act) at the end of 2007.  Based on their evaluation, its Chief Executive Officer, then Chief Financial Officer and then Chief Accounting Officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2007 to ensure timely reporting with the Securities and Exchange Commission.  The Company’s management is in the process of identifying deficiencies with respect to its disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13-15(f) of the Exchange Act) that occurred during the two years ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As stated above, there were material weaknesses with respect to the Company’s internal controls and management will continue to evaluate the Company’s internal controls and implement corrective measures, which includes the establishment of new internal policies. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

120503 SBMCC Form 10-K 2007

ITEM 9B. Other Information

On March 4, 2011 Eric M. Westbury resigned as SBM’s President, although he remains Chairman and Chief Executive Officer.  On May 3, 2012, the Board appointed P. Brady Hayden as SBM’s Acting Chief Financial Officer.  Mr. Hayden remains the Company’s Chief Compliance Officer.  For additional information, see “Item 10. Directors, Executive Officers and Corporate Governance.”

120503 SBMCC Form 10-K 2007

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Certain information about SBM's directors and officers, including their principal occupations for the past five years, is set out below. Members of the Board who are considered “interested persons” of SBM under the 1940 Act are indicated by an asterisk (*). Officers are appointed annually at the annual meeting of SBM's Board of Directors.

Each of the directors named below became a director of SBM in May 2000, upon the organization of SBM, except that Eric M. Westbury became a director and Chairman of the Board on January 28, 2004.

Name and Age	Positions with SBM	Principal Occupations During the Past Five Years

Eric M. Westbury (49)*	Chairman of the Board and Chief Executive Officer

Chairman of the Board of Directors of the SBM Companies (since January 28, 2004); Chief Executive Officer of SBM Group (since 2005), SBM (since August 2002) and SBM Financial and SBMIC (since August 2000).

Kumar Barve (53)	Director

Director of the SBM Companies (since May 2000); Majority Leader (since January 2003) and Delegate to the Maryland House of Delegates (since January 1991); Chief Financial Officer, Environmental Management Services, Inc. (Hazardous Waste Disposal and Environmental Consulting).

Nancy Hopkinson (70)	Director	Director of SBM (since May 2000) and SBMIC (since November 1998); Retired (since 1996).
Brian Murphy (68)*	Director	Director of SBM (since May 2000) and SBMIC (since November 1998); Partner, Griffin, Farmer & Murphy LLP (law firm) and predecessor law firms.
Marialice B. Williams (66)	Director	Director of the SBM Companies (since May 2000); Attorney in private practice (Since 2004).
P. Brady Hayden (40)	Acting Chief Financial Officer and Chief Compliance Officer	Acting Chief Financial Officer of the SBM Companies (since May 3, 2012); Chief Compliance Officer of the SBM Companies (since September 2004); Vice President of SBM Group (since 2005).
Dia H. Snowden (50)	Secretary

Secretary of SBM and 1st Atlantic (since March 2002).  Senior Vice President and Chief Administrative Officer of SBM Group (since 2005) and SBM Financial (since January 2004); Prior to that, Director of Administrative Services of SBM Financial (from July 2000).

120503 SBMCC Form 10-K 2007

Board of Directors

The Board of Directors is responsible for the overall management of SBM's business.  The Board generally meets quarterly.

Audit Committee

The members of the Audit Committee having been consulting with SBM’s independent auditors on a regular basis for the period January 2008 to filing of this 10K and meet as a committee at least four times annually to discuss the scope and results of the annual audit of SBM and such other matters as required by law or as the Committee members deem appropriate or desirable. Kumar Barve and Marialice B. Williams are members of the Audit Committee.  Kumar Barve has been designated as the “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Exchange Act serving on its Audit Committee.

Investments Committee

The Investments Committee, whose members currently also are members of the Audit Committee, is responsible for ongoing oversight of SBM’s investment portfolio and its investment activities and practices, consistent with the requirements of the Insurance Code of the District of Columbia as applicable to face-amount certificate companies. The Investments Committee will meet with SBM Financial, SBM’s investment adviser, to review SBM’s investment portfolio, activities and practices, and will receive reports from SBM Financial on at least a quarterly basis. At this time members of the Investments Committee receive no compensation for their services in addition to their compensation as members of the Audit Committee.

Nominating Committee

SBM does not have a nominating committee. A majority of the independent directors of the Board of Directors  recommends candidates for election as directors. SBM does not currently have a charter or written policy with regard to the nomination process or stockholder recommendations, as SBM Financial is currently the Company’s sole stockholder.

Compensation Committee

The Company does not have a compensation committee.

Code of Ethics

The Company has adopted a code of ethics which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of SBM. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.  Copies of the Company’s code of ethics will be provided to any person, without charge, upon request . Contact P. Brady Hayden at 301-656-4200 to request a copy or send the request to SBM Certificate Company, Attn: P. Brady Hayden, 8100 Oak Street, 2nd Floor,  Vienna, VA 22182.

120503 SBMCC Form 10-K 2007

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

As of December 31, 2007, none of the Company’s officers received direct compensation from the Company.

Through 2007, the compensation of the Company’s President and Chief Executive Officer, its Chief Financial Officer, its Chief Accounting Officer, its Chief Compliance Officer and its Secretary, is paid by its administrator, SBM Group, pursuant to the Administrative Services Agreement, and subject to reimbursement by the Company of an allocable portion of such compensation for services rendered by the individuals in each of these positions to the Company.

Since October 2008, the compensation of the Company’s current Chairman and Chief Executive Officer and its Acting Chief Financial Officer and Chief Compliance Officer has accrued or been paid under consulting agreements with the Company and SBM Group.  While these officers’ compensation accrues and is paid through the Company’s Administrative Services Agreement with SBM Group, the Company remains a direct party to these officers’ individual consulting agreements.

Director Compensation

Set forth below is a table detailing the compensation paid to its directors for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Interested Directors
Eric M. Westbury	0	0	0
Independent Directors
Kumar Barve	5,750	0	5,750
Nancy Hopkinson	3,250	0	3,250
Brian Murphy	5,000	0	5,000
Marialice B. Williams	4,500	0	4,500

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

ITEM 13. Certain Relationships and Related Transactions

SBM Group provides SBM with administrative services pursuant to an Annual Administrative Services Agreement. This agreement stipulates that SBM Group shall provide certain administrative and support services for SBM. Services include use of SBM Group’s property and equipment, facilities and personnel needed for SBM’s daily operations. The charge is determined annually by SBM Group and SBM’s management based on the costs incurred by SBM Group for such administrative and support services. SBM Group began providing these

120503 SBMCC Form 10-K 2007

administrative services to SBM beginning with fiscal year 2005. During 2007, 2006 and 2005, a fee was charged totaling $2,345,916, $1,731,731, and $2,255,223, respectively, and payments for such fees were $2,345,916, $1,731,731 and $2,083,820, respectively.

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

Subject to compliance with the 1940 Act, SBM Financial may purchase assets from entities which may be affiliates of SBM. For example, the Company may acquire assets via transactions with Geneva Capital Partners LLC, an affiliate and indirect parent of SBM that makes real estate and equity investments. Any purchases of real estate assets from Geneva Capital Partners which have processing fees included could become the assets of SBM.

From time-to-time SBM makes dividend payments to SBM Financial, which, in turn, may make dividend payments to Geneva, SBM Financial’s parent since December 5, 2003. There have been no dividends paid since the 2003 Acquisition by Geneva.

SBM is a wholly-owned subsidiary of SBM Financial. On January 27, 2005, Geneva established SBM Group as a wholly — owned subsidiary and contributed its interest in SBM Financial to SBM Group. Geneva is 100% owned by Geneva Financial Holdings, LLC. Eric M. Westbury is the sole owner and managing member of Geneva.

Related party receivable and related party payable represents certain advances made by SBM to affiliates, advances SBM has received from affiliates and cash received by SBM affiliates on behalf of SBM. Most advances relate to operational transactions. As of December 31, 2007 and 2006, related party receivables total $1,131,969 and $2,791,494 respectively. As of December 31, 2007 and 2006, related party payables total $11,254 and $2,184,260 respectively.

ITEM 14. Principal Accounting Fees and Services

There were no audit services performed or billed during 2005 and 2006.  In June 2007, the SBM Board of Directors resolved to engage RBSM LLP (“RBSM”) as the Company’s independent registered accounting firm and RBSM accepted the engagement to render professional services for the audit of fiscal years ended December 31, 2004 through 2007. Audit fees and expenses totalled $405,081 for the 2004-2006 audit and $126,221 for the 2007 audit.  At December 31, 2007, $246,600 was incurred in 2007 and the balance of $284,702 incurred in 2008.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.

Documents Filed as Part of this Report

See “Index to Financial Statements” on page 33 of this report.

Financial Statement Schedules.  Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

120503 SBMCC Form 10-K 2007

b.

Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

NUMBER

Number

Description

(3) (a)

Articles of Incorporation of the Registrant (incorporated by reference to Exhibit (3)(a) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000).

(3) (a) (i)

Certificate of Correction of Articles of Incorporation of the Registrant (incorporated by reference to Exhibit (3)(a) of Post-effective Amendment No. 13 to Registration Statement No. 33-38066 filed on January 2, 2001).

(3) (b)

By-Laws of the Registrant (incorporated by reference to Exhibit (3)(b) of Post-effective Amendment No. 11 to Registration Statement No. 33-38066 filed on September 28, 2000).

(4) (a)

Form of Application

(4) (b)

Form of Account Statement

(10) (a)

Administrative Services Agreement by and between the Registrant and SBM Financial Group, LLC.

(10) (b)

Custody Agreement, as amended and supplemented, by and between the Registrant (as successor to SBM Certificate Company (Minnesota)) and First Trust National Association (now U.S. Bank Trust N.A.) (incorporated by reference to Exhibit 10(b) to Form S-1 Registration Statement No. 33-38066 filed on January 2, 1991).

10 (c)

Investment Advisory Agreement by and between the Registrant and SBM Financial, LLC.

(21)

Subsidiaries

*(31.1)

Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

*(31.2)

Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

*(31.2)

Certification of Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

*(32.1)

Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*(32.2)

Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*(32.3)

Certification of Chief Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

__________

* Filed Herewith.

120503 SBMCC Form 10-K 2007

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: _________________

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

Date:
Eric M. Westbury President and Chief Executive Officer (Principal Executive Officer)

Date:
P. Brady Hayden Acting Chief Financial Officer & Accounting Officer

Date:
Kumar Barve Director

Date:
Nancy Hopkinson Director

Date:
Brian Murphy Director

Date:
Marialice B. Williams Director

120503 SBMCC Form 10-K 2007

Exhibit 21

SUBSIDIARIES

Name of Subsidiary

State of Incorporation

Percentage of Ownership

SBM Mortgage Corporation

Maryland

100%

SBM Securities I, LLC

Delaware

100%

120503 SBMCC Form 10-K 2007